Form 10KSB
period 1997-12-31
MEDICAL SCIENCE SYSTEMS INC
filed 1998-03-31
CIK 1037649

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended DECEMBER 31, 1997     Commission File Number:333-37441

                          MEDICAL SCIENCE SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)

               TEXAS                                           94-3123681
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

                       4400 MACARTHUR BOULEVARD, SUITE 980
                         NEWPORT BEACH, CALIFORNIA           92660
               (Address of principal executive offices)    (Zip Code)

                    Issuer's Telephone Number: (714) 440-9730

  Securities registered under Section 12(b) of the Exchange Act:
  (Title of each class)              (Name of each exchange on which registered)
  COMMON STOCK, NO PAR VALUE         BOSTON STOCK EXCHANGE

         Securities registered under Section 12(g) of the Exchange Act:
                              (Title of each class)
                           COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $195,928.

As of March 27, 1998, the aggregate value of the Registrant's Common Stock held by non-affiliates, based upon the average bid and asked price as of such date, was $20,085,744.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 5,540,895 shares of the Registrant's Common Stock issued and outstanding as of March 27, 1998.

================================================================================

ITEM 1.       DESCRIPTION OF BUSINESS

         This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be found throughout this Annual Report, particularly under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such forward-looking statements are indicated by the use of such words as "intends," "expects," "may," "anticipates," "estimates," "desires," "believes" and similar expressions. Actual results may differ from those described by forward-looking statements as a result of many risks and uncertainties, including, but not limited to, those described under "Factors Affecting Future Performance." Prospective investors are advised not to rely upon forward-looking statements, but rather base their investment decision on the Company's actual results to date.

GENERAL DESCRIPTION

         The Company provides genetic susceptibility testing services for common diseases that are treatable and preventable. To date, the Company has focused on four diseases: periodontitis (gum disease), osteoporosis (bone disease), coronary artery disease (heart disease) and diabetic retinopathy (blindness associated with diabetes). The Company's tests identify genetic markers which, if present in a patient, increase the probability that such patient will be affected by the disease or that the disease will progress more rapidly and become more severe. Doctors and dentists will use the Company's genetic susceptibility tests to assess the risk involved for individual patients and to adopt appropriate treatments or therapy, including preventive measures. The Company's genetic tests allow early determination of genetic predisposition to these four diseases with the following potential benefits:

         (1) Patients with genetic predisposition to a disease may adopt health care and lifestyle changes that will delay or prevent onset of the disease or reduce disease severity;

         (2) Early detection of genetic predisposition will allow doctors and dentists to select the most appropriate (i) preventive strategy where no disease symptoms are present or (ii) course of treatment once the patient develops the disease; and

         (3) Earlier and better treatment selection will motivate patients and improve outcomes.

         The Company's tests assist doctors in the development of better preventive treatment strategies, aid patients in making more informed decisions, and help payers to target healthcare investments where they make the biggest difference. The Company believes that this will contribute to a better quality of life, while directing healthcare resources to individuals who derive the greatest benefit. Accordingly, the Company's mission is to improve patient care and treatment outcomes by incorporating genetic information regarding disease susceptibility into overall risk assessment and treatment planning.

PRODUCTS AND SERVICES

GENETIC SUSCEPTIBILITY TEST FOR PERIODONTAL DISEASE.

         The Company's first genetic susceptibility test detects a genetic susceptibility to severe gum disease (periodontitis). Periodontitis is a bacterially-induced chronic inflammation that destroys the collagen fibers and bone that surround and support the teeth. Untreated, periodontitis will eventually result in tooth loss.

         The Company's periodontal susceptibility test is the result of a scientific breakthrough in which an association was discovered between a specific IL-1 genotype and severe periodontal disease. IL-1 is a cytokine or protein that is known to play a role in inflammation and the expression of periodontal disease. Patients with this specific genotype have been found to progress more rapidly towards severe periodontal disease. It has also been determined that cells with this genotype produce as much as four times more IL-1 in response to the same bacterial challenge. Prevention or therapeutic intervention aimed at reducing the bacterial challenge should decrease the stimulus for IL-1 production and thereby protect the patient against the potentially destructive effects of this genotype. It is estimated that approximately 30% of the population will test positive for this genotype.

         The Company has developed its periodontal susceptibility test and continues to be governed by a project agreement between the Company and Sheffield University. In November, 1997, a patent related to the detection of genetic predisposition to periodontal disease was issued to the Company from Sheffield University, Dr. Gordon Duff and Dr. Kenneth Kornman. The Company commercially launched its periodontal susceptibility test on October 3, 1997.

GENETIC SUSCEPTIBILITY TEST FOR OSTEOPOROSIS.

         The Company's second genetic test is a test for susceptibility to osteoporosis. Osteoporosis, the most common bone disease, resulting in a decrease in the amount of normal bone which leaves the affected individual more susceptible to fractures. The Company has identified a genetic marker that in clinical trials was associated with a more severe loss of bone through osteoporosis. The osteoporosis susceptibility test is a genetic test capable of indicating a greater susceptibility to severe osteoporosis in postmenopausal women. This susceptibility appears to involve a more rapid loss of bone as estrogen levels decrease and menopause occurs.

         The Company has completed three clinical trials of the osteoporosis susceptibility test. The first trial focused on the relationship of the genetic test to bone-mineral density ("BMD") in post-menopausal women with a history of bone fractures. All three trials confirmed the association between the specific genetic marker and the onset of osteoporosis.

         The Company's test provides data that will allow practitioners to practice preventive medicine. Results of this test will assist women who are approaching menopause in deciding whether to start treatment. On introduction into the marketplace, this test will be targeted at all women in their mid-thirties, the point in their lives when the estrogen level begins to decrease. This will enable counseling at a sufficiently early stage in the process that significant bone loss can be avoided through lifestyle modification and/or drug/hormone therapy.

         In December, 1997, a patent related to the method of testing for genetic predisposition to osteoporosis was awarded to Sheffield University. Sheffield University, has in turn, granted to the Company an exclusive worldwide license to utilize the underlying patent. Under the terms of the Company's Project Agreement with Sheffield University, upon the Company's commercialization of the osteoporosis susceptibility test, Sheffield University is obligated to assign the patent to the Company in its entirety.

GENETIC SUSCEPTIBILITY TEST FOR CORONARY ARTERY DISEASE (Patent Pending).

         The Company's third genetic susceptibility test, which is currently under development, is the coronary artery disease test (the "CAD test"). The CAD test is a genetic test capable of detecting those individuals with a significantly higher level of susceptibility to coronary artery disease.

         The availability of the Company's CAD test will provide practitioners with a means of truly practicing preventive medicine with respect to coronary artery disease. The CAD test can be given to all individuals early in life because genetic risk factors do not change over time. Individuals who test positive for the genotype can be treated with more aggressive approaches to risk factor reduction. As these individual age, they can be provided with more regular: (i) monitoring of cholesterol levels; (ii) blood pressure testing; and
(iii) early intervention to alter the level of blood lipids (I.E., fats). Such an approach allows for truly preventive medicine through early risk factor reduction and appropriate monitoring for early detection of any problems.

         A patent application related to the method of testing for genetic predisposition to coronary artery disease has been filed and assigned to the Sheffield University. Sheffield University, has in turn, granted to the Company an exclusive worldwide license to utilize the underlying patent. Under the terms of the Company's Project Agreement with Sheffield University, upon its commercialization of the CAD test, Sheffield University is obligated to assign the patent to the Company in its entirety.

GENETIC SUSCEPTIBILITY TEST FOR RETINOPATHY IN DIABETICS (Patent Pending).

         The Company's fourth genetic susceptibility test, which is currently being developed, is a test to determine the susceptibility to sight-threatening retinopathy in diabetics. This susceptibility involves a continued and increased risk of losing vision when an individual has been diagnosed with diabetes.

         The Company has identified a genetic marker that is correlated with an increased risk of developing diabetic retinopathy in patients who have diabetes. This correlation seems to indicate an earlier onset of retinopathy in patients who have diabetes thus putting such individuals at risk of losing their sight at an earlier age. The availability of such a test would allow practitioners to assess a patient's risk of losing his or her sight due to diabetes at the time that he or she is diagnosed with the disease. Preventive treatment would allow doctors to practice truly preventive medicine, providing a means of identifying susceptible patients early in the disease process. Enhanced assessment and monitoring can then be initiated from the start, allowing early detection of problems and preemptive treatment that will ultimately reduce the incidence of diabetes related vision loss. This would translate into improvements in patient quality of life and cost savings.

         A patent application related to the method of testing for the genetic predisposition to retinopathy in patients with diabetes has been filed and assigned to Sheffield University. Sheffield University, in turn, has granted the Company an exclusive, worldwide license to utilize the underlying patent. Under the terms of the Company's Project Agreement with Sheffield University, upon its commercialization of the diabetic retinopathy susceptibility test, Sheffield University is obligated to assign the patent to the Company in its entirety.

TESTING PROCEDURE

         Each of the Company's four genetic susceptibility tests requires, or will require, that a single procedure be utilized. To conduct a genetic susceptibility test, the doctor draws a blood sample and submits it to the Company's customer service department. The customer service department then logs in the sample and submits sample batches to the testing laboratory. The laboratory then performs the test following the Company's specific protocol and informs the Company of the results. The Company, in turn, advises the doctor of the results, who informs the patient and determines the appropriate course of action. At the time results are provided to the doctor, the Company's billing service (which the Company presently "outsources") will invoice the patient directly for the test. The doctor will then invoice the patient for his or her professional services related to administration of the test.

         The Company will continue to use one or more sophisticated, certified, and fully validated laboratories capable of providing consistent and high quality analysis. Customer service is handled via the Company's toll free "888" numbers by the Company's own staff who are knowledgeable about its genetic susceptibility tests, the procedural requirements of the testing system and the related diseases.

PRE-MARKETING TRIALS/STATUS OF SUSCEPTIBILITY TESTS

         As an internal procedural standard, the Company conducts three categories of clinical trials in conjunction with its genetic susceptibility tests. The first trial is called a proof of principle trial, used to prove a laboratory finding. The results of this trial are utilized to support the initial patent application and therefore need to be completed before the patent application can be filed. The second trial is a confirmatory trial. The purpose of the confirmatory trial is to independently confirm the results of the proof of principle trial. The third category of trial relates to clinical utility. The clinical utility trial is conducted to learn what is the most effective utilization of the test in actual clinical practice.

         Following confirmatory studies, additional trials are completed on larger populations to help develop broad scientific evidence supporting the clinical utility of each of the Company's tests. Such additional trials not only strengthen the support for each tests' known use (I.E., detecting genetic susceptibility) but also lead to additional practical uses of the susceptibility tests (E.G., use of the susceptibility tests to determine a patient's responsiveness to a given drug).

PRODUCT DEVELOPMENT

         Beyond its current four genetic susceptibility tests, the Company has on-going research to continue to identify other genetic markers that appear to be associated with certain other common diseases. The Company plans on filing additional patent applications to cover these discoveries. It is the Company's intent to bring these discoveries to market in the form of additional genetic susceptibility tests. The Company has also come upon certain genetic markers that might be likely candidates to serve as therapeutic targets, those susceptible to influence by drug agents. The Company is considering certain collaborative long term relationships with pharmaceutical companies as a method to provide for either the licensing of its discoveries or to assist in the research and development of future products.

         There may be additional applications of either the Company's testing services or the underlying technology that the Company uses to develop and support its genetic testing services. The Company will seek to exploit opportunities to develop such additional applications in conjunction with other companies so long as the Company's focus remains on genetic susceptibility testing. The Company granted a worldwide, nonexclusive, nontransferable license to Digisphere, LLC to market customized versions of its computer modeling technology to pharmaceutical companies. Previously, the Company had only used its computer modeling technology for the internal development of its genetic testing services. On August 1, 1997, Digisphere, LLC was formed, representing a joint venture between the Company and Nelson Communications Inc. ("NCI"), one of the largest providers of health care marketing services to pharmaceutical companies in the United States. Ownership of Digisphere, LLC is divided approximately equally between the Company and NCI. Digisphere, LLC has a stated term which lasts until August 31, 2000, unless extended. However, the arrangement may be terminated upon mutual agreement or if certain performance goals are not met. The primary purpose of the joint venture is to market the Company's computer modeling technology to pharmaceutical companies as a tool which provides medical education regarding disease progression. A secondary purpose of the joint venture is to provide marketing information to those patients who test positive on one of the Company's tests and who subsequently send in a business reply card seeking more information. In both aspects of the joint venture, the Company will be acting as the technology/information partner and NCI will be functioning as the marketing partner. As of December 31, 1997, the Company has not received any revenues from this joint venture.

MARKET AND SELLING STRATEGIES

         GENERAL STRATEGY. The Company's strategy is to build a commercial operation based on the delivery of its genetic susceptibility testing services on a worldwide basis. The Company's testing services aim at multi-factorial diseases which are treatable and preventable. The Company's strategy assumes that genetic tests revealing susceptibility to preventable diseases will ultimately be highly valued by the public, by clinicians involved in prevention and treatment planning, by industries involved in clinical trials and by healthcare payers and administrators who need to direct limited resources where they will make the biggest difference.

         The Company utilizes a sales and marketing approach which aims to improve patient care and treatment outcomes by incorporating genetic information regarding disease susceptibility into overall risk assessment and treatment planning. The Company hopes to accomplish this through educating doctors, managed care organizations, industry and the public about the value of targeting healthcare investments based on an individual's tendency to develop a specific disease. The Company seeks to influence attitudes and mindsets through clearly articulating the benefit for its customers and adopting a missionary sales approach in partnership with crusaders in the field. Emphasis is placed on building strong relationships with key decision-makers and educators who will work with the Company to overcome the obstacles and influence the acceptance of genetic testing, especially testing that reveals wanted information, as part of the medical standard of care.

         The Company's initial goals are to establish genetic tests such as its periodontal susceptibility test into overall risk assessment and treatment planning for patients. Ultimately, the Company envisions these tests being used more broadly by healthcare administrators and practitioners as a screening tool to direct limited resources in a more targeted and proactive way.

SELLING METHODS

         DIRECT SALES. The Company plans to build demand for its susceptibility tests using a small direct consultative sales organization specializing in genetic testing, risk assessment and change of behavior. The Company does not plan on building a large sales force capability in any specific market; however, when the need for additional sales force activity increases within a particular segment, the Company will consider "co-marketing" or other business arrangements with companies with a large sales organization in the field. The Company's direct sales capability will focus on the profession segment initially, then shift to institutional and large buying group sales. After a sales partner has been brought on, the Company will focus on sales partner support and trade/professional association meetings. The Company will thereafter continue to seek to establish corporate partnerships which will produce revenues, credibility and a market presence for its other services and products.

         PROFESSIONAL AND INDUSTRY MEETINGS/TRADE ASSOCIATIONS. Currently, the Company is present and markets its products and services at all national and selected regional associations and meetings where a genetic susceptibility test has applicability to the professionals in attendance. Over time, the Company anticipates its partners playing an increasingly important role in the specific disease markets where its tests are used.

INTELLECTUAL PROPERTY

         The Company's commercial success will be dependent in part on its ability to obtain patent protection on genes, genetic sequences and/or their relationship to common diseases, or products or methods based on the association between particular genes and diseases, discovered by the Company and Sheffield University. The Company has a total of three issued patents and 11 patent applications pending. Of the three previously issued patents, two relate to the Company's genetic tests and one relates to the Company's computer technology. The U.S. Patent and Trademark Office has issued patents for the Company's periodontal and osteoporosis tests in November and December, 1997, respectively. Of the 11 patent applications pending, nine relate to the Company's anticipated genetic tests, and two relate to computer technology.

         The Company has filed and will continue to file foreign counterparts of its U.S. applications within the appropriate time frames. Where the Company has originally filed in another country, it plans to file U.S. and other foreign counterparts within the appropriate time frame. These applications seek to protect these gene markers and corresponding use of gene markers, and products derived therefrom and uses therefor. Some of these applications also identify possible biological functions for the genes and gene fragments based in part on a comparison to genes or gene fragments included in public databases but do not contain any laboratory or clinical data with respect to such biological functions.

         The Company owns the patent application covering the genetic marker related to its periodontal susceptibility test. However, with each of the other tests, the Section of Molecular Medicine at Sheffield University holds the patent application but has granted the Company an exclusive worldwide, irrevocable, transferable license to make, have made, use, offer to sell, license and otherwise transfer products created under the applicable patents. Sheffield University has retained the right to carry on internal research related to the underlying patents. However, under the terms of the Company's Project Agreements with Sheffield University, upon the commercialization of each test, Sheffield University is obligated to assign the patent to the Company in its entirety.

         The Company is continuing to identify and develop applications related to additional genetic markers. The Company has also applied for trademark protection for the name of its periodontal susceptibility test. The Company's proprietary technology is subject to numerous risks. See "Factors Affecting Future Performance."

ETHICAL, LEGAL AND SOCIAL IMPLICATIONS OF GENETIC SUSCEPTIBILITY TESTING

         The prospect of broadly available genetic susceptibility testing has raised issues which are currently being widely discussed by the medical and scientific communities, as well as other interested groups and organizations, regarding the appropriate utilization and the confidentiality of information provided by such testing. The recent movement towards discovery and commercialization of susceptibility tests for screening a person's likelihood of developing one or more chronic conditions has also focused public and legislative attention on the need to protect the privacy of genetic screening medical information. With the progression towards more comprehensive record keeping by health insurers and managed care firms, this need has led to a number of legal initiatives. The recently enacted federal health insurance reform law (The Health Insurance Portability and Accountability Act of 1996) recognizes the comparability of information obtained by genetic means to other types of personal medical information. The law prohibits insurance companies from refusing health insurance coverage to individuals on the basis of their medical history, including "genetic information." This legislation also prohibits employees from discrimination in hiring practices on the same basis. This should serve as an example of a trend to protect the privacy of patients, while allowing them to be screened for conditions which, as medicine progresses, can be prevented, reduced in severity, or cured. Although the current trend is pro-genetic testing, governmental authorities could, for social or other purposes, limit the use of genetic testing or prohibit testing for genetic susceptibility to certain conditions.

         The Company has attempted to take a proactive stance in the ethical arena. The Company has engaged Dr. Philip Reilly, who is both an M.D. (board certified specialist in clinical genetics) and an attorney to advise the Company in the area of genetic testing and its ethical, legal and clinical utility ramifications. Additionally, the Company is currently advising doctors who administer its genetic susceptibility tests to take special efforts to maintain the confidentiality of the test results. The Company's intent is to avoid information about test results being disclosed to insurers until issues regarding insurability have been fully analyzed and acted upon by the appropriate legislative bodies.

         On August 1, 1997, the Company formed a joint venture named Digisphere, LLC whose purpose, in part, will be to provide marketing information to those patients who test positive on one of the Company's tests and who subsequently send in a business reply card seeking more information. The confidentiality of patient information is subject to regulation by state law. A variety of statutes and regulations exist safeguarding privacy and regulating the disclosure and use of medical information. State constitutions may provide privacy rights and states may provide private causes of action for violations of an individual's "expectation of privacy." Tort liability may result from unauthorized access and breaches of patient confidence. The Company intends to comply with state law and regulations governing medical information privacy.

COMPETITION

         Although testing for major genetic defects, such as Down's Syndrome, has been available for years, genetic susceptibility testing for multi-factorial diseases is a newly emerging growth segment. Despite this segment's relatively young age, other companies do exist which have research programs seeking disease related genes for therapeutic and susceptibility testing purposes, including some that involve treatable/ preventable disease. Other companies with research programs include OncorMed, Inc. ("OncorMed"), Myriad Genetics, Inc. ("Myriad") and Genome Therapeutics Corp. ("GTC"). GTC has announced that it has research programs focusing on osteoporosis. Myriad has a test for breast cancer and has announced research programs for osteoporosis and coronary artery disease. OncorMed, while engaged in the development of genetic susceptibility tests, is focused solely on cancer.

         Additionally, some of the Company's competitors receive data and funding from the Human Genome Project. The Human Genome Program is a federally funded program focused on sequencing the human DNA and enriching the sequence data with information about its biological function. To the extent the Company's competitors receive data and funding from the Human Genome Project at no cost to them, they may have a competitive advantage over the Company.

         Each of the above noted company's involvement with genetic susceptibility testing, together with large market capitalizations as public companies, validates this newly emerging market. In the case of newly introduced products requiring "change of behavior," (such as genetic susceptibility tests) multiple competitors may accelerate market acceptance and penetration through increasing awareness. Moreover, two different genetic susceptibility tests for the same disease may in fact test or measure different components, and thus actually be complementary when given in parallel as an overall assessment of risk, rather than being competitive with each other.

         Furthermore, with the exception of OncorMed, the primary focus of each of the above-referenced companies is performing gene-identifying research for pharmaceutical companies for therapeutic purposes, with genetic susceptibility testing being a secondary goal. On the other hand, the Company's primary business focus is developing and commercializing genetic susceptibility tests for common diseases, with only an ancillary drug discovery program.

GOVERNMENT REGULATION

         The sampling of blood, saliva or cheek scrapings from patients and subsequent analysis in a clinical laboratory does not, at the present time, require Federal Drug Administration ("FDA") or regulatory authority approval inside the U.S. for either the sampling procedure or the analysis itself. The samples are taken in the healthcare provider's office, using standard materials previously approved as medical devices, such as sterile lancets and swabs. The testing procedure itself is performed in one or more registered, certified clinical laboratories under the auspices of the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), administered by the Health Care Financing Administration. The federal regulations governing approval of the laboratory facilities and applicable state and local regulations governing the operation of clinical laboratories would also apply. Changes in such regulatory schemes could require advance regulatory approval of genetic susceptibility tests sometime in the future could have a material adverse effect on the Company's business. Certain practices of the Company may require it, or a subsidiary, to be licensed and regulated under CLIA.

         In addition, while the Company's main focus is on genetic susceptibility testing, the Company may, in the future, endeavor to partner with pharmaceutical companies in the area of drug development. Any drug products developed by the Company or the Company's future collaborative partners, prior to marketing in the United States, would be required to undergo an extensive regulatory approval process by the FDA. The regulatory process, which includes preclinical testing and clinical trials of each therapeutic product in order to establish its safety and efficacy, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory agency approval. In addition, delays or rejections may be encountered during the period of therapeutic development, including delays during the period of review of any application. Delays in obtaining regulatory approvals could adversely affect the marketing of any therapeutics developed by the Company or its collaborative partners, impose costly procedures upon the Company and its collaborative partners' activities, diminish any competitive advantages that the Company or its collaborative partners may attain and adversely affect its ability to receive royalties. Once regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which it may be marketed. Further, even if such regulatory approval is obtained, a marketed product and its manufacturer are subject to continuing review. The discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer. Such restriction could include withdrawal of the product from the market.

EMPLOYEES

         As of March 1, 1998, the Company had 44 full-time employees. Of the Company's employees, 84% are engaged directly in the development and commercialization of tests and 16% are engaged in administrative or managerial activities.

         The Company's employees are not covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

FACTORS AFFECTING FUTURE PERFORMANCE

         UNCERTAINTY OF MARKET ACCEPTANCE FOR GENETIC SUSCEPTIBILITY TESTS

         The commercial success of the Company's genetic susceptibility tests and those that it may develop will depend upon their acceptance as medically useful and cost-effective by patients, physicians, dentists, other members of the medical and dental community and insurers. Broad market acceptance can be achieved only with substantial education about the benefits and limitations of such tests. The Company expects to expend substantial financial resources to effectively promote the benefits of its genetic susceptibility tests and those that it may develop. The Company intends to expend significant resources on educating medical and dental caregivers, policymakers, patients, insurers and others. It is uncertain whether current genetic susceptibility tests or others that the Company may develop will gain market acceptance on a timely basis. If patients, dentists and physicians do not accept the Company's tests, or take a longer time to accept than the Company anticipates, then the Company's revenues and profit margins may be reduced and may result in losses.

         NEW BUSINESS VENTURE

         The securities being offered by the Company are subject to the risks inherent in any new business venture. Although the Company has operated as a contract research firm since 1986, it have limited experience and a short history of operations with respect to marketing and selling susceptibility tests or therapeutics. The Company has had only minimal revenues related to the sale of its genetic susceptibility testing services. With the exception of its periodontal susceptibility test, the genetic susceptibility tests anticipated to be sold by the Company have not yet been finally designed, developed, tested or marketed. Therefore, there can be no assurance that the Company will be able to complete these genetic susceptibility tests, that those tests will be accepted in the marketplace, or that the tests can be sold at a profit. The Company's business may also be affected significantly by economic and market conditions over which the Company has no control. Consequently, an investment in the Company's Common Stock is highly speculative. The Company does not guarantee any return on an investment in its Common Stock.

         DIFFICULTY OF DEVELOPING GENETIC SUSCEPTIBILITY TESTS

         It is uncertain whether the Company will be successful in developing and bringing to market its current portfolio or future tests based on the genetic discoveries made by the Company and its collaborators. Even when the Company discovers a genetic marker (I.E., a genetic variation or polymorphism associated with increased disease incidence or severity), additional clinical trials need to be conducted to confirm the initial scientific discovery and to support the scientific discovery's clinical utility in the marketplace. The results of a clinical trial could delay, reduce the test's acceptance or cause the Company to cancel a program. Such delays, reduced acceptance or cancellations would reduce revenues and may result in losses.

         UNCERTAINTY OF INSURANCE REIMBURSEMENT

         The Company's ability to successfully commercialize existing genetic susceptibility tests and others that the Company may develop depends in part on obtaining adequate reimbursement for such testing services and related treatments from government and private health care insurers (including health maintenance organizations) and other third-party payors. Physicians' and dentists' decisions to recommend genetic susceptibility tests, as well as patients' elections to pursue testing, are likely to be heavily influenced by the scope and extent of reimbursement for such tests by third-party payors. Government and private third-party payors are increasingly attempting to contain health care costs by limiting both the extent of coverage and the reimbursement rate for new testing and treatment products and services. In particular, services which are determined to be investigational in nature or which are not considered "reasonable and necessary" for diagnosis or treatment may be denied reimbursement coverage. To date, few insurers or third-party payors have agreed to reimburse patients for genetic susceptibility tests. As a result, the Company initially expects to bill patients directly for the genetic susceptibility tests.

         It remains uncertain whether insurers or third-party payors will elect to provide full reimbursement coverage for the genetic susceptibility tests in the near future. If adequate reimbursement coverage is not available from insurers or third-party payors, it is uncertain whether individuals will elect to directly pay for the test. If both insurers or third-party payors and individuals are unwilling to pay for the test, then the number of tests performed will be significantly decreased. Such a scenario would result in reduced revenues and possible losses.

         RELIANCE ON COLLABORATIVE PARTNERS

         In 1994 the Company entered into a strategic alliance with the Section of Molecular Medicine at Sheffield University, a world leader in the genetic aspects of common diseases with an inflammatory component. In 1996 the Company formalized its relationship by entering into an exclusive worldwide agreement (the "Master Agreement"). Under the terms of the Master Agreement, the Company will undertake the development and commercialization of any discoveries resulting from the research of Section of Molecular Medicine at Sheffield University. In exchange, Sheffield University will receive a share of the resultant net profits, with the percentage of net profits for the Company and Sheffield University agreed upon separately under project agreements related to each test (each a "Project Agreement"). The Company's share of the net profits under such Project Agreements ranges from 50% to 67%. The Master Agreement may be terminated with or without cause by either party upon six-months notice. Although termination does not affect any existing Project Agreements, any termination would limit or eliminate the Company's access to future Sheffield University genetic discoveries that fall outside of the scope of the Company's existing Project Agreements.

         The Project Agreements (excluding the agreement covering the periodontal test which has no fixed termination date) each have a ten-year term, commencing in September 1996, which is automatically renewed for one-year periods unless terminated by either party upon a six month's prior notice. The Project Agreements may be terminated: (i) by mutual agreement, (ii) by either party 30 days after an uncured breach or default by the other party; (iii) by either party upon certain events of bankruptcy; and (iv) by the Company if Professor Gordon Duff ceases to be an employee of, or head of the Section of Molecular Medicine at Sheffield University. In the case of mutual agreement to terminate, or in the case of the Company terminating a Project Agreement prior to the end of the ten-year term, net profits would be reallocated by mutual agreement in light of the continued responsibilities between the parties. However, Sheffield University's share of the net profits would not be allowed to fall below ten percent (10%) in such an instance. If the Master Agreement or any of the Project Agreements were terminated, the Company would need to enter into additional collaborative arrangements in order to continue to build a future pipeline of products.

         In the future the Company may, in order to facilitate the sale of the Company's testing services and/or products, enter into collaborative selling arrangements with one or more other persons. It is uncertain whether the Company will be able to negotiate acceptable collaborative arrangements in the future or that such collaborative arrangements will be successful. If the Company is unable to identify collaborative partners to sell certain of its services and/or products, the Company may be forced to develop an internal sales force to market and sell its services and/or products in markets where it is not intending on developing a direct selling presence. Such a process would take more time and potentially cost more. As a result, the Company's revenues and earnings would be reduced. If the Company does enter into collaborative selling arrangements, its success will depend upon the efforts of others and may be beyond the Company's control. Failure of any collaborative selling arrangement could result in reduced revenues and possible losses.

         UNCERTAIN ABILITY TO PROTECT PROPRIETARY TECHNOLOGY

         The Company's success will partly depend on its ability to obtain patent protection, both in the United States and in other countries, for its products and services. In addition, the Company's success will also depend upon its ability to preserve its trade secrets and to operate without infringing the proprietary rights of third parties.

         The Company has eleven (11) patent applications pending, including applications covering certain of its anticipated genetic susceptibility tests. There can be no assurance that the Company's patent applications will ever be issued as patents or that the claims of any issued patents will afford meaningful protection for the Company's technology or products. Further, others may develop similar products which test for susceptibility related to some diseases yet avoid infringing upon, or conflicting with, the Company's anticipated patents. In addition, there can be no assurance that any patents issued to the Company will not be challenged, and subsequently narrowed, invalidated or circumvented.

         The Company's testing services and/or products may also conflict with patents which have been or may be granted to others. As the biotechnology industry expands and more patents are filed and issued, the risk increases that the Company's products may give rise to a declaration of interference by the Patent and Trademark Office, or to claims of patent infringement by other companies, institutions or individuals. Such entities or persons could bring legal proceedings against the Company seeking damages or seeking to enjoin the Company from testing, manufacturing or marketing its products. Patent litigation is costly, and even if the Company prevails, the cost of such litigation could have an adverse effect on the Company. If the other parties in any such actions are successful, in addition to any liability for damages, the Company could be required to cease the infringing activity or obtain a license. It is uncertain whether any license required would be available to the Company on acceptable terms, if at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. In addition, there is considerable pressure on academic institutions and other entities to publish discoveries in the genetic field. Such a publication by an academic institution or other entity, prior to the Company's filing of a patent application on such discovery, may compromise the Company's ability to obtain U.S. and foreign patent protection for the discovery.

         The Company also relies upon unpatented proprietary technologies. The Company relies on confidentiality agreements with its employees, consultants and collaborative partners to protect such proprietary technology. There can be no assurance that the Company can adequately protect its rights in such unpatented proprietary technologies, that others will not independently develop substantially equivalent proprietary information or techniques, or otherwise gain access to the Company's proprietary technologies or disclose such technologies.

         The United States Patent and Trademark Office issued new Utility Guidelines in July 1995 that address the requirements for demonstrating utility, particularly in inventions relating to human therapeutics. While the guidelines do not require clinical efficacy data for issuance of patents for human therapeutics, there can be no assurance that the Patent and Trademark Office's interpretations of such guidelines, and any chances to such interpretations will not delay or adversely affect the Company's or the Company's collaborators' ability to obtain patent protection. The biotechnology patent situation outside the United States is even more uncertain and is currently undergoing review and revision in many countries.

         TECHNOLOGICAL CHANGES RESULTING IN PRODUCT OBSOLESCENCE

         Market acceptance and sales of the Company's testing services could also be adversely affected by technological change. It is uncertain whether the Company's competitors will succeed in developing genetic susceptibility tests that circumvent or are more effective than the Company's technologies or services. Further, it is uncertain whether such developments would render the Company's or the Company's collaborators' technology or services less competitive or obsolete. Further, the Company's testing services could be rendered obsolete as a result of future innovations in the treatment of gum disease, osteoporosis, coronary artery disease or diabetes retinopathy, which could have a significant negative impact on the Company's ability to market its services effectively.

         POSSIBLE FAILURE TO MAINTAIN EXCHANGE LISTINGS ON THE NASDAQ SMALLCAP MARKET(SM) OR THE BOSTON STOCK EXCHANGE

         The Company is currently listed on The Nasdaq SmallCap Market(SM) and the Boston Stock Exchange. If the Company is unable to satisfy and maintain the requirements for continued listing on The Nasdaq SmallCap Market(SM) or the Boston Stock Exchange, its shares will not be traded in those markets.

         If the Company's shares were delisted from the above exchanges, trading, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board, which was established for securities that do not meet The Nasdaq SmallCap Market(SM) listing requirements. Consequently, selling the Company's shares would be more difficult because smaller quantities of shares could be bought and sold, transactions could be delayed, and security analysts' and news media's coverage of the Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for the Company's shares.

         RISKS OF LOW-PRICED SHARES

         If the Company's shares were delisted from The Nasdaq SmallCap Market(SM) and/or the Boston Stock Exchange, they may become subject to Rule 15g-9 under the Exchange Act. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's shares and affect the ability of holders to sell its shares in the secondary market.

         The SEC's regulations define a "penny stock" to be any equity security that has a market price less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. The penny stock restrictions will not apply to the Company's shares if they are listed on The Nasdaq SmallCap Market(SM) or the Boston Stock Exchange and the Company provides certain price and volume information on a current and continuing basis, or meet required minimum net tangible assets or average revenue criteria. The Company cannot assure you that its shares will qualify for exemption from these restrictions. If the Company's shares were subject to the penny stock rules, the market liquidity for the shares could be adversely affected.

ITEM 2.       DESCRIPTION OF PROPERTY

         The Company has three offices in the following locations: Flagstaff, Arizona; San Antonio, Texas; and Newport Beach, California. Flagstaff, Arizona is the site of the Company's global commercial operations, including its marketing, sales and customer service organization. The San Antonio Research Center is the principal site of its research and development and employs teams of top medical, dental and computer scientists. Newport Beach is the site of its corporate headquarters.

         The Company's commercial operations office located at 3100 N. West Street, Bldg. A, Flagstaff, Arizona, contains 6,000 square feet and is held under a five year lease which expires in September 2002. The Company's research and development office, located at 100 N.E. Loop 410, Suite 1350, San Antonio, Texas, contains 1,961 usable square feet and is held under a five year lease that will convert into a month to month tenancy on December 1, 2000 unless either party gives a prior 30 day notice. The Company's corporate headquarters, located at 4400 MacArthur Boulevard, Suite 980, Newport Beach, California, contains 1,798 usable square feet and is held under a five-year lease which expires in April, 2001.

         The Company believes that its current facilities are adequate for the foreseeable future and that alternate facilities are readily available.

ITEM 3.       LEGAL PROCEEDINGS

         The Company is not a party to, nor is its property the subject of, any pending legal proceeding.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the year ended December 31, 1997.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

MARKET INFORMATION

         The Company's Common Stock began trading on the Nasdaq Small Cap Market on November 26, 1997 under the symbol "MSSI" and on the Boston Stock Exchange under the symbol "MSC." Prior to that date, there was no established trading market for the Common Stock. the following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported by the Nasdaq Small Cap market, since the Common Stock commenced public trading.

         Period                                    High Bid($)      Low Ask($)
         ------                                    -----------      ----------

November 26, 1997 - December 31, 1997                 9 1/8            4 1/8


NUMBER OF SHAREHOLDERS

         As of March 1, 1998, there were approximately 529 beneficial holders of the Company's Common Stock.

DIVIDENDS

         The Company has not declared any dividends to date and does not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         The Company did not sell any unregistered securities during the quarter ended December 31, 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since inception, the Company has devoted substantially all of its resources to maintaining its research and development programs and supporting contract research agreements. To date, the Company has received limited revenues from the sale of its periodontal susceptibility test. Revenues received by the Company have historically been payments pursuant to contract research agreements. For the fiscal year ended December 31, 1997, the Company had a net loss of $4,494,062 and as of December 31, 1997 had an accumulated deficit of $5,365,310.

         The Company could incur losses for at least the next several years, primarily due to expansion of its research and development programs, increasing staffing costs and expansion of its facilities. Additionally, the Company expects to incur substantial sales, marketing and other expenses in connection with launching the Company's genetic susceptibility testing business. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

         The Company devoted significant resources during the last fiscal year to the beta testing and validation of its genetic susceptibility test related to periodontitis, as well as building its sales and marketing force in preparation for the commercial launch of the periodontal susceptibility test. Additional outlays have been expended on the hiring of additional customer service personnel and the associated increase in use of test materials and commercial laboratory charges. The Company also incurred increased development expenses during the year related to work on developing its genetic susceptibility tests for osteoporosis, coronary artery disease and diabetic retinopathy. The Company expects research and development expenses to continue to increase as personnel and research and development facilities are expanded.

         Selling, general and administrative expenses for the year ended December 31, 1997 increased $1,705,289 from the year ended December 31, 1996. The increase was attributable to additional expenses as a result of the Company becoming a publicly-traded entity. The Company recently commercially launched its periodontal susceptibility test on October 3, 1997. Additionally, the Company expects that its general and administrative expenses will continue to increase in support of its research and development efforts and the anticipated growth of its genetic susceptibility testing business.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1997 AND 1996.

         Revenues for the year ended December 31, 1997 decreased by $1,722,591, from $1,918,879 for the year ended December 31, 1996 to $195,928 for the same period in 1997, due to the decrease in contract research agreements. In the summer of 1996, the Company changed its focus from providing pharmaceutical companies clinical trial and research services pursuant to contract research agreements to concentrating its resources on developing genetic susceptibility tests. This change in focus resulted in a significant decrease in revenue for the year ended December 31, 1997 compared to the same period for 1996. Research and development expenses increased by $265,219 to $1,223,468 for the year ended December 31, 1997 from $958,249 for the same period in 1996. The research and development expenses are attributed to development expenses related to work on developing its genetic susceptibility tests for periodontitis, osteoporosis, coronary artery disease and diabetic retinopathy. The increase in research and development is due to its focus on developing genetic susceptibility tests. Selling, general and administrative expenses increased by $1,705,289 from $1,162,768 for the year ended December 31, 1996 to $2,868,057 for the same period in 1997. The increase in 1997 was primarily due to the hiring of additional sales and marketing personnel and costs related to the pre-commercial launch of its periodontal susceptibility test, sales and marketing expenses related to the launch of the periodontal susceptibility test and salaries and benefits paid to existing and newly-hired sales and marketing employees. In addition, the Company has incurred additional expenses as a result of it being a publicly-traded entity.

         Interest income for the year ended December 31, 1997 increased by $45,328 primarily due to the investment of unexpended public offering proceeds in U.S. Treasury Notes. Interest expense for the year ended December 31, 1997, amounted to $485,062, an increase of $450,833 over the same period in 1996. The increase was due primarily to an increased working capital line of credit, a long term loan with Bank of America, the bridge loans and the additional interest expense resulting from the issuance of the bridge loan warrants.

         The net loss for the year ended December 31, 1997 was $4,494,062 compared to $788,546 for the year ended December 31, 1996. The difference is a result of the increased research and development expenses, increased selling, general and administrative expenses and the decrease in research contract revenues.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations from inception through contract research revenues and more recently through sales of common stock and borrowings. During 1997 the Company has received $1,882,000 in net proceeds from private placements of its Common Stock and received $13,797,000 in net proceeds from the sale of its Common Stock from its initial public offering. The Company raised an additional $1,780,000 through a debt/warrant offering from August 1, 1997 through October 6, 1997.

         The Company has also, for working capital purposes, entered into term loans with a bank to effect borrowings originally in the amounts of $500,000 and $250,000. As of December 31, 1997, the Company's borrowings under the term loans were $458,330 and $173,970, respectively.

         As a result of the private placements of debt and equity securities, the new loan agreements and proceeds from its initial public offering, the Company's cash and cash equivalents has increased from $55,966 at December 31, 1996 to $6,005,059 at December 31, 1997. In addition, the Company had investments in U.S. Treasury Notes, with maturities ranging from six months to one year, of $6,007,713 at December 31, 1997.

         During the year ended December 31, 1997, the Company spent $60,504 on furniture and equipment and $307,710 on patents.

         During the years ended December 31, 1997 and 1996, the cash used in operations was $(3,389,420) and $(442,041), respectively. The cash used for operations was primarily to fund research and development and sales and marketing expenses related to the introduction and support of its genetic susceptibility tests.

         The Company anticipates continuing to use its capital primarily to fund activities related to research and development and marketing, sales and support of its products. With its existing capital received from the private placement of debt and equity securities and proceeds from its initial public offering, the Company believes that its capital resources will be sufficient to provide its anticipated cash needs for working capital and capital expenditure for at least the next 13 months although the Company may seek to raise additional capital before then, depending on various considerations and developments. Thereafter, if cash generated from operations is insufficient to satisfy the Company's capital requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities, assuming the Company can do so on acceptable terms.

YEAR 2000 COMPLIANCE

         The Company believes that all of its significant computer software programs are currently Year 2000 compliant. The Company does not expect to incur any material costs or expenses in connection therewith.

ITEM 7.       FINANCIAL STATEMENTS

         The Consolidated Financial Statements of the Company, together with the Independent Auditors Report thereon of Singer Lewak Greenbaum & Goldstein LLP, appears on pages F-2 through F-23 of this report. See the Index to Financial Statements" on page F-1 of this report.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company are:

Name                               Age   Position                         Since
----                               ---   --------                         -----

Paul J. White, J.D., L.L.M.(1)     41    President, Chief Executive       1994
                                         Officer and Chairman of the
                                         Board of Directors

Kenneth S. Kornman, DDS, Ph.D.     50    Chief Scientific Officer and     1986
                                         Director

Michael G. Newman, DDS             50    Executive Vice President,        1986
                                         Secretary and Director

U. Spencer Allen, MS, MBA          56    Chief Financial Officer and      1997
                                         Treasurer

Jeanne Ambruster                   41    Vice President, Global           1997
                                         Business Operations

Thomas A. Moore(1,2)               47    Director                         1997

Ronald A. LaRosa(1,2)              40    Director                         1997

---------------------------
(1)      Member of Compensation Committee.
(2)      Member of Audit Committee.

         Directors are elected to serve until the next annual meeting of shareholders. Directors serve without cash compensation or other remuneration.

         Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

         PAUL J. WHITE, J.D., L.L.M. Mr. White joined the Company as President in 1994. Prior to joining the Company, Mr. White was managing partner of White & Resnick, Irvine, California, a mid-size law firm servicing emerging companies. Mr. White was a business and corporate attorney and consultant to emerging health care companies for 15 years. Mr. White holds a B.A. (History/Political Science) from State University of New York at Brockport, a J.D. from Southwestern University and an L.L.M. (Taxation) from the University of San Diego.

         KENNETH S. KORNMAN, D.D.S., PH.D. Dr. Kornman is a co-founder, officer and director of the Company and currently serves as Chief Scientific Officer and Director. Prior to founding the Company in 1986, he was a Department Chair and Professor at The University of Texas Health Science Center at San Antonio. He has also been a consultant and scientific researcher for many of the major oral care and pharmaceutical companies. Dr. Kornman currently holds academic appointments at The University of Texas Health Science Center and Harvard

University. Dr. Kornman holds six patents in the pharmaceutical area, has published two books and more than 100 articles and abstracts and has lectured and consulted worldwide on the transfer of technology to clinical practice. Dr. Kornman holds a B.A. in Economics from Duke University. He obtained a D.D.S. from Emory University. Dr. Kornman also holds an M.S. (Periodontics) and a Ph.D. (Microbiology) from the University of Michigan.

         MICHAEL G. NEWMAN, D.D.S. Dr. Newman is a co-founder, officer and director of the Company and currently serves as Executive Vice President, Secretary and Director. Prior to founding the Company in 1986, he was an adjunct Professor and former Director of the Periodontal Microbiology Laboratory at the University of California at Los Angeles (UCLA) and was president of the American Academy of Periodontology. Dr. Newman is currently a member of the American College of Dentists. Dr. Newman currently holds an academic appointment at UCLA. Dr. Newman has published more than 200 articles and abstracts and is the co-author of four books on microbiology, periodontitis and oral infections. Dr. Newman holds a B.A. and a D.D.S. from the University of California at Los Angeles.

         U. SPENCER ALLEN, M.S., M.B.A. Mr. Allen joined the Company as Chief Financial Officer in January 1997. From September 1996 to January 1997, Mr. Allen functioned as an independent financial consultant. From August 1995 to August 1996, Mr. Allen was the Vice President (Finance) and Chief Financial Officer of Promart Industries, Inc., a houseware products manufacturer. Mr. Allen worked as a self-employed financial consultant from January 1994 to August 1995. Prior to that time, Mr. Allen functioned as general manager of Slow Waltz Imports, Inc., a potpourri manufacturer. Mr. Allen holds a B.S. (Engineering Science) from the U.S. Air Force Academy, an M.S. (Electrical Engineering) from the University of Southern California and an M.B.A. (Finance) from George Washington University. Mr. Allen is not a certified public accountant.

         JEANNE AMBRUSTER. Ms. Ambruster joined as Vice President, Global Business Operations in February 1997. Prior to joining the Company, Ms. Ambruster served as Senior Manager of the Medical and Dental Technologies Business Division for 16 years with W.L. Gore & Associates. At W.L. Gore & Associates, she played a key role in the growth of this division and was the senior business leader responsible for building the company's dental product business. Ms. Ambruster holds a B.A. (Biology and Chemistry) from Pitzer College.

         THOMAS A. MOORE. Mr. Moore became a director of the Company in 1997. Mr. Moore is the Chief Executive Officer and President of Nelson Communications Inc., one of the largest providers of health care marketing services in the United States. Prior to joining NCI as President in 1996, Mr. Moore was President of Procter & Gamble's $3 billion worldwide prescription and over-the-counter health care business and Group Vice President of the Procter & Gamble Company. He joined Procter & Gamble in 1973 and held positions of increasing responsibility in the company's cleaning products, beauty care, Richardson-Vicks and personal care divisions. He is Chairman of the American Health Foundation--a non-profit organization that researched the nutritional and environmental factors in cancer and other diseases. Mr. Moore holds a B.A. (History) from Princeton University.

         RONALD A. LAROSA, M.B.A. Mr. LaRosa became a director of the Company in 1997, after completion of the public offering. Mr. LaRosa is the President and Chief Executive Officer of Delta Technical Coatings, Inc. ("Delta"), a privately-owned consumer product marketing company. Mr. LaRosa has been with Delta for over five years. Prior to joining Delta, Mr. LaRosa worked for over eleven years with various subsidiaries of The Mennon Company, a $600 million consumer products company. Mr. LaRosa's various job capacities included Vice President Finance, Controller, Director of Controls and Director International Finance. Mr. LaRosa is a member of both the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants. Mr. LaRosa holds a B.S. (Accounting) and an M.B.A. (Finance) from Fairleigh Dickinson University.

ITEM 10.      EXECUTIVE COMPENSATION

         The following table sets forth total compensation for the three years ended December 31, 1995, 1996 and 1997 for the Chief Executive Officer, the other executive officers of the Company (the "Named Executive Officers") and other highly compensated employees of the Company.


                                         ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                                  ---------------------------------    -------------------------------------
                                                                                AWARDS               PAYOUTS
                                                                       -------------------------     -------
 NAME AND PRINCIPAL                SALARY     BONUS     OTHER ANNUAL    RESTRICTED    SECURITIES       LTIP        ALL OTHER
      POSITION          YEAR        ($)        ($)      COMPENSATION      STOCK       UNDERLYING      PAYOUTS    COMPENSATION
                                                            ($)         AWARD(S)      OPTIONS/          ($)           ($)
                                                                           ($)         SARS (#)
-------------------     ----       ------     -----     ------------    ----------    ---------       -------    ------------
Paul J. White           1997       185,367     -0-        11,639**         -0-           -0-            -0-          -0-
CEO, President          1996       138,332     -0-           -0-           -0-           -0-            -0-          -0-
                        1995       102,226     -0-           -0-           -0-           -0-            -0-          -0-

Kenneth S. Kornman      1997       166,408     -0-         8,720**         -0-           -0-            -0-          -0-
Chief Scientific        1996       154,886     -0-           -0-           -0-           -0-            -0-          -0-
Officer                 1995       103,735     -0-        23,797*          -0-           -0-            -0-          -0-

Michael G. Newman       1997       188,283     -0-         8,720**         -0-           -0-            -0-          -0-
Executive Vice          1996       141,695     -0-           -0-           -0-           -0-            -0-          -0-
President, Secretary    1995       121,536     -0-        23,797*          -0-           -0-            -0-          -0-

U. Spencer Allen        1997        41,703     -0-           -0-           -0-           -0-            -0-          -0-
Chief Financial         1996         -0-       -0-           -0-           -0-           -0-            -0-          -0-
Officer and             1995         -0-       -0-           -0-           -0-           -0-            -0-          -0-
Treasurer

Jeanne Ambruster        1997        71,722     -0-           -0-           -0-           -0-            -0-          -0-
Vice President          1996         -0-       -0-           -0-           -0-           -0-            -0-          -0-
                        1995         -0-       -0-           -0-           -0-           -0-            -0-          -0-

*    These amounts reflect contributions made to the Company's profit sharing plan.
**   These amounts reflect car allowance and life insurance premiums.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information concerning each grant of options to purchase the Company's Common Stock made during the year ended December 31, 1997 to the Named Executive Officers:

                                          OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                   (INDIVIDUAL GRANTS)

                                     NUMBER OF SECURITIES      PERCENT OF TOTAL
                                          UNDERLYING             OPTIONS/SARS        EXERCISE OR BASE      EXPIRATION
          NAME                       OPTIONS/SARS GRANTED    GRANTED TO EMPLOYEES      PRICE ($/SH)           DATE
                                             (#)                IN FISCAL YEAR
-------------------------            --------------------    --------------------    ----------------      ----------
Paul J. White                               10,000                                         $4.07            12/31/06
                                            15,000                   3.8%                  $5.50            5/29/07
                                            20,000*                                        $5.50            10/01/02

Kenneth S. Kornman                          10,000                                         $4.07            12/31/06
                                            25,125                   5.3%                  $5.50            5/29/07
                                            20,000*                                        $5.50            10/01/02

Michael G. Newman                           10,000                                         $4.07            12/31/06
                                            12,000                   3.3%                  $5.50            5/29/07
                                            20,000*                                        $5.50            10/01/02

U. Spencer Allen                            50,000                                         $3.70            1/05/07
                                            38,896                  13.5%                  $5.00            5/29/07
                                            10,000*                                        $5.50            10/01/02

Jeanne Ambruster                            50,000                                         $3.70            2/09/07
                                            16,500                  10.1%                  $5.00            5/29/07
                                            10,000*                                        $5.50            10/01/02

* Warrants purchased as part of a debt/warrant offering in 1997.



                                                                                VALUE OF
                                                              NUMBER OF      UNEXERCISED IN-
                                                             UNEXERCISED        THE-MONEY
                                                            OPTIONS/SARS     OPTIONS/SARS AT
                                                            AT FY-END (#)      FY-END ($)
                      SHARES ACQUIRED     VALUE REALIZED    EXERCISABLE/       EXERCISABLE/
     NAME             ON EXERCISE (#)          ($)         UNEXERCISABLE      UNEXERCISABLE
------------------    ---------------     -------------    -------------     ---------------
Paul J. White               -0-                -0-            25,000             $82,350
Kenneth S. Kornman          -0-                -0-            35,125            $119,914
Michael G. Newman           -0-                -0-            22,000            $108,320
U. Spencer Allen            -0-                -0-            88,896            $249,079
Jeanne Ambruster            -0-                -0-            66,500            $175,620


DIRECTOR COMPENSATION

         Directors of the Company serve without cash compensation or other renumeration. The Company may, however, grant to directors options to purchase shares of Common Stock.

EMPLOYMENT AGREEMENTS

         In January, 1996, the Company entered into employment contracts with Mr. Paul J. White and Drs. Kenneth S. Kornman and Michael G. Newman. For the period from January, 1997 through July, 1997, Mr. White and Drs. Kornman and Newman each received an annual base salary of $200,000. For the period from August, 1997 through December, 1997, Mr. White, the Chief Executive Officer and President, received a reduction in his annual base salary to $140,000, increasing to $170,000 for 1998. For the same period, Drs. Kornman and Newman each received a reduction in their annual base salaries to $135,000 for 1997, increasing to $165,000 for 1998. Each of the employment contracts with Mr. White and Drs. Kornman and Newman has a five year term (beginning in January, 1996) which is automatically renewed for an additional twelve months unless six months prior written notice is given by either party. Each employment agreement provides for a $600 per month automobile allowance and a $100,000 life insurance policy.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 1, 1998, the Company has issued 5,540,895 shares of Common Stock to 529 holders of record. The following table sets forth certain information regarding the beneficial ownership of shares of the Company Common Stock as of March 1, 1998 by (i) each of the Company's directors and executive officers, (ii) each person who beneficially owns more than 5% of the outstanding shares of Common Stock, and (iii) all directors and officers of the Company as a group. Unless otherwise indicated, the shareholders listed below possess all the beneficial ownership and voting rights of the shares and may be reached at 4400 MacArthur Boulevard, Suite 980, Newport Beach 92660.


   Name                                   Shares                       Percentage
   ----                             Beneficially Owned           Beneficially Owned(1)
                                    ------------------           ---------------------

Paul J. White(2)                         1,063,723                     19.04%

Kenneth S. Kornman(3)                    1,058,848                     18.92%
   100 N.E. Loop 410
   San Antonio, Texas

Michael G. Newman(4)                     1,014,723                     18.18%

Thomas A. Moore(5)                         134,054                     2.40%
   41 Madison Avenue, Ste. 27
   New York, New York  10010

U. Spencer Allen(6)                         99,196                      1.76%

Jeanne Ambruster(7)                         66,500                      1.19%
   3100 N. West St., Bldg. A
   Flagstaff, Arizona 86004

Ronald A. LaRosa                             7,500                          *
   231 S. Francisco Place
   Anaheim Hills, California 92807

All Officers and Directors               3,444,544                     58.32%
as a Group (7 persons)(8)

*  Less than one percent.

(1) Percentage of ownership for each holder is based on 5,540,895 shares of Common Stock outstanding on March 1, 1998 together with applicable options and warrants for such shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes shares over which the holder has voting or investment power, subject to community property laws. Shares of Common Stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the option or warrants for computing such person's percentage, but are not treated as outstanding for computing the percentage of any other person.
(2) Mr. Paul J. White and Mrs. Suzette White, as trustees of the White Family Trust, have voting power over 958,723 of such shares. The White Family Trust was established for the benefit of members of the White family, including Mr. White. Includes 60,000 shares held in irrevocable trusts created for the benefit of the White's children. Mr. White disclaims beneficial ownership of such shares. Includes 25,000 shares issuable pursuant to options exercisable within 60 days of December 31, 1997 at exercise prices between $4.07 and $5.50 per share and 20,000 shares pursuant to warrants which are immediately exercisable at an exercise price of $5.50 per share.
(3) Includes 918,723 shares held in Rocklyn, Ltd., a Texas limited partnership created for the benefit of the Kornman family, including Mr. Kornman. Includes 35,125 shares issuable pursuant to options exercisable within 60 days of December 31, 1997 at exercise prices between $4.07 and $5.50 per share and 20,000 shares issuable pursuant to warrants which are immediately exercisable at an exercise price of $5.50 per share.
(4) Mr. Michael G. Newman and Mrs. Susan L. Newman, as trustees of the Newman Family Trust, have voting power over 776,723 of such shares. The Newman Family Trust was created for the benefit of the family of Michael
        G. Newman and Mrs. Susan L. Newman. Mr. and Mrs. Newman, as general partners of The Michael and Susan Newman Family L.P., a Delaware limited partnership, have voting power over 196,000 shares included therein. Mr. Newman disclaims beneficial ownership of such shares. Includes 22,000 shares issuable pursuant to options exercisable within 60 days of December 31, 1997 at exercise prices between $4.07 and $5.50 per share and 20,000 shares issuable pursuant to warrants which are immediately exercisable at an exercise price of $5.50 per share.
(5) Includes 35,000 shares issuable pursuant to options which are exercisable within 60 days of December 31, 1997 at exercise prices between $4.07 and $5.50 per share and 15,000 shares issuable pursuant to warrants which are immediately exercisable at an exercise price of $5.50 per share.
(6) Includes 300 shares held by Mr. Allen's spouse in which he disclaims any beneficial ownership and includes 88,896 shares issuable pursuant to options which are exercisable within 60 days of December 31, 1997 at exercise prices between $4.07 and $5.50 per share and 10,000 shares issuable pursuant to warrants which are immediately exercisable at an exercise price of $5.50 per share.
(7) Includes 56,500 shares issuable pursuant to options which are exercisable within 60 days of December 31, 1997 at exercise prices between $4.07 and $5.50 per share and 10,000 shares issuable pursuant to warrants which are immediately exercisable at an exercise price of $5.50 per share.
(8) Includes all shares deposited in trust by the officers and directors of the Company, in which shares such officers and directors disclaim any beneficial ownership interest.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company granted a worldwide, nonexclusive, nontransferable license to Digisphere, LLC to market customized versions of its computer modeling technology to pharmaceutical companies. Previously, the Company had only used its computer modeling technology for the internal development of its genetic testing services. On August 1, 1997, Digisphere, LLC was formed, representing a joint venture between the Company and Nelson Communications Inc., one of the largest providers of health care marketing services to pharmaceutical companies in the United States.

                                     PART IV

ITEM 14.      EXHIBITS AND REPORTS ON FORM 8-K

         (a) FURNISH THE EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B.

        3.1   --  Amended and Restated Articles of Incorporation.*
        3.2   --  Articles of Amendment to the Amended and Restated Articles of
                  Incorporation.*
        3.3   --  Amended and Restated Bylaws of the Company.*
        3.4   --  Amendment to the Amended and Restated Bylaws.*
        4.1   --  Form of Stock Certificate*
        4.2   --  Form of Representative's Warrant.*
        4.2   --  Form of Subordinated Promissory Note.*
        4.3   --  Form of Security Agreement.*
        4.4   --  Form of Warrant Agreement.*
        4.5   --  Form of Warrant Certificate.*
        4.6   --  $500,000 Term Loan with Bank of America.*
        4.7   --  $250,000 Term Loan with Bank of America.*
       10.1   --  Master Agreement for Technology Evaluation. *$
       10.2   --  Research Support Agreement and Amendments to Various Existing
                  Project Agreements. *$
       10.3   --  Development and Commercialization Project Agreement
                  (Atherosclerosis including Coronary Artery Disease). *$
       10.4   --  Development and Commercialization Project Agreement (Eye
                  Disease Among Diabetics).* $
       10.5   --  Development and Commercialization Project Agreement
                  (Osteoporosis). *$
       10.6   --  Joint Project Agreement Between Gordon Duff and Medical
                  Science Systems, Inc. Governing the Periodontal Susceptibility
                  Test.* $
       10.7   --  Employment Agreement with Paul J. White.*
       10.8   --  Amendment of Employment Agreement with Paul J. White.*
       10.9   --  Employment Agreement with Kenneth S. Kornman.*
      10.10   --  Amendment of Employment Agreement with Kenneth S. Kornman.*
      10.11   --  Employment Agreement with Michael G. Newman.*
      10.12   --  Amendment of Employment Agreement with Michael G. Newman.*
      10.13   --  Service Agreement Relating to Laboratory Services with Baylor
                  University.* $
      10.14   --  Lease Agreement dated March 21, 1996 between Koll Center
                  Newport Number 9 and Company.*
      10.15   --  Lease Agreement dated March 31, 1997 between Jim Jamison and
                  Richard Henderson and Company.*
      10.16   --  Lease Agreement dated October 23, 1997 between Diamond
                  Shamrock Leasing, Inc. and Company.*
      10.17   --  1996 Equity Incentive Plan.*
      10.18   --  Amendment to the 1996 Equity Incentive Plan.*
      10.19   --  Form of Stock Option Agreement.*
      10.20   --  Stock Option Exercise Agreement.*
      10.21   --  Exclusive Independent Representative Agreement by and between the Company and Medicadent, a French corporation. $
       11.1   --  Statement re: computation of earnings per share.
       23.1   --  Consent of Singer Lewak Greenbaum & Goldstein LLP.
       24.1   --  Power of Attorney (included in signature page).
         27   --  Financial Data Schedule.

------------------
     * Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Registration Statement filed on Form SB-2, File No. 333-37441.
     $ Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

         (b)   REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997.

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                  AND SUBSIDIARY
                                                   INDEX TO FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------


                                                                           Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          F-2

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                             F-3

     Consolidated Statements of Operations                                  F-5

     Consolidated Statements of Shareholders' Equity                        F-6

     Consolidated Statements of Cash Flows                                  F-7

     Notes to Consolidated Financial Statements                             F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders
Medical Science Systems, Inc.


We have audited the accompanying consolidated balance sheet of Medical Science Systems, Inc. and subsidiary as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Science Systems, Inc. and subsidiary as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 13, 1998

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                     $  6,005,059
     Investments                                                      6,007,713
     Accounts receivable, net of allowance for doubtful
         accounts of $1,000                                              37,115
     Inventories                                                         50,212
     Prepaid expenses                                                    42,512
                                                                   -------------

         Total current assets                                        12,142,611

FURNITURE AND EQUIPMENT, net                                            221,025
PATENTS, net of accumulated amortization of $2,165                      459,740
                                                                   -------------

                  TOTAL ASSETS                                     $  12,823,376
                                                                   =============




   The accompanying notes are an integral part of these financial statements.

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                  AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEET (CONTINUED)
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                              $    550,187
     Accrued expenses                                                   127,682
     Deferred income                                                     73,001
     Current portion of long-term debt                                  148,732
     Current portion of capitalized lease obligations                    56,146
                                                                   -------------

              Total current liabilities                                 955,748

LONG-TERM DEBT, less current portion                                    483,568
CAPITALIZED LEASE OBLIGATIONS, less current portion                      97,171
                                                                   -------------

                  Total liabilities                                   1,536,487
                                                                   -------------

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY
     Preferred stock, no par value
         5,000,000 shares authorized
         none issued and outstanding                                         -
     Common stock, no par value
         10,000,000 shares authorized
         5,540,895 shares issued and outstanding                     16,652,199
     Accumulated deficit                                             (5,365,310)
                                                                   -------------

              Total shareholders' equity                             11,286,889
                                                                   -------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 12,823,376
                                                                   =============


   The accompanying notes are an integral part of these financial statements.

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                FOR THE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------


                                                       1997             1996
                                                  -------------    -------------

SALES                                             $    195,928     $  1,918,879

COST OF SALES                                          166,442          547,766
                                                  -------------    -------------

GROSS PROFIT                                            29,486        1,371,113
                                                  -------------    -------------

EXPENSES
     Research and development                        1,223,468          958,249
     Selling, general, and administrative            2,868,057        1,162,768
                                                  -------------    -------------

         Total expenses                              4,091,525        2,121,017
                                                  -------------    -------------

LOSS FROM OPERATIONS                                (4,062,039)        (749,904)
                                                  -------------    -------------

OTHER INCOME (EXPENSE)
     Interest income                                    53,889            8,561
     Interest expense                                 (485,062)         (34,229)
     Other expense                                           -           (6,934)
                                                  -------------    -------------

         Total other income (expense)                 (431,173)         (32,602)
                                                  -------------    -------------

LOSS BEFORE PROVISION FOR INCOME TAXES              (4,493,212)        (782,506)

PROVISION FOR INCOME TAXES                                 850            6,040
                                                  -------------    -------------

NET LOSS                                          $ (4,494,062)    $   (788,546)
                                                  =============    =============


BASIC LOSS PER COMMON SHARE                       $      (1.04)    $       (.18)
                                                  =============    =============

DILUTED LOSS PER COMMON SHARE                     $      (1.04)    $       (.18)
                                                  =============    =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING           4,324,117        4,288,436
                                                  =============    =============


   The accompanying notes are an integral part of these financial statements.



                                                                        MEDICAL SCIENCE SYSTEMS, INC.
                                                                                       AND SUBSIDIARY
                                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                     FOR THE YEARS ENDED DECEMBER 31,

-----------------------------------------------------------------------------------------------------


                                                    Common Stock
                                             ---------------------------   Accumulated
                                                Shares         Amount        Deficit         Total
                                             ------------   ------------   ------------   -----------

BALANCE, DECEMBER 31, 1995                     3,249,999    $     3,000    $   (82,702)   $   (79,702)

SALE OF COMMON STOCK                              40,540        150,000                       150,000

COMMON STOCK ISSUED FOR SERVICES
   RENDERED                                        5,000         18,500                        18,500

NET LOSS                                                                      (788,546)      (788,546)
                                             ------------   ------------   ------------   ------------

BALANCE, DECEMBER 31, 1996                     3,295,539        171,500       (871,248)      (699,748)

SALE OF COMMON STOCK THROUGH
   PRIVATE PLACEMENTS                            442,468      2,019,100                     2,019,100

SALE OF COMMON STOCK THROUGH
   INITIAL PUBLIC OFFERING                     1,800,000     16,200,000                    16,200,000

OFFERING COSTS                                               (2,540,078)                   (2,540,078)

STOCK OPTIONS ISSUED FOR REDUCTION
   IN SALARY                                                    445,132                       445,132

ISSUANCE OF WARRANTS RESULTING IN
   ADDITIONAL INTEREST EXPENSE                                  356,545                       356,545

EXERCISE OF STOCK OPTIONS                          8,939         42,356                        42,356

REPURCHASE OF COMMON STOCK                        (6,051)       (42,356)                      (42,356)

NET LOSS                                                                    (4,494,062)    (4,494,062)
                                             ------------   ------------   ------------   ------------

     BALANCE, DECEMBER 31, 1997                5,540,895    $16,652,199    $(5,365,310)   $11,286,889
                                             ============   ============   ============   ============




   The accompanying notes are an integral part of these financial statements.



                                                                                     MEDICAL SCIENCE SYSTEMS, INC.
                                                                                                    AND SUBSIDIARY
                                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  FOR THE YEARS ENDED DECEMBER 31,

------------------------------------------------------------------------------------------------------------------


                                                                                      1997               1996
                                                                                ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $   (4,494,062)    $     (788,546)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Loss on sale of assets                                                         -              6,934
              Depreciation and amortization                                             74,368             27,330
              Accretion of investments                                                  (7,102)                 -
              Issuance of common stock for services                                          -             18,500
              Issuance of stock options for reduction in salary                        445,132                  -
              Issuance of warrants resulting in additional
                  interest expense                                                     356,545                  -
     (Increase) decrease in
         Accounts receivable                                                           (24,756)           315,241
         Inventories                                                                   (50,212)                 -
         Prepaid expenses                                                              (42,512)                 -
         Due from shareholder                                                            6,565             (6,565)
     Increase (decrease) in
         Accounts payable                                                              330,518            198,090
         Accrued expenses                                                               70,595            153,026
         Accrued officer compensation                                                 (127,500)                 -
         Deferred income                                                                73,001           (366,051)
                                                                                ---------------    ---------------

                      Net cash used in operating activities                         (3,389,420)          (442,041)
                                                                                ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                                               (60,504)           (31,942)
     Increase in patents                                                              (307,710)          (128,559)
     Purchase of investments                                                        (6,000,611)                 -
     Proceeds from sale of assets                                                            -             13,000
                                                                                ---------------    ---------------

                      Net cash used in investing activities                         (6,368,825)          (147,501)
                                                                                ---------------    ---------------


   The accompanying notes are an integral part of these financial statements.



                                                                                     MEDICAL SCIENCE SYSTEMS, INC.
                                                                                                    AND SUBSIDIARY
                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                                  FOR THE YEARS ENDED DECEMBER 31,

------------------------------------------------------------------------------------------------------------------


                                                                                      1997               1996
                                                                                ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock                                         $   18,219,100     $      150,000
     Payment of offering costs                                                      (2,540,078)                 -
     Proceeds from note payable                                                              -            250,000
     Principal payments on long-term debt                                              (85,987)           (31,713)
     Borrowings on line of credit, net                                                 146,277            209,723
     Principal payments on capital lease obligations                                   (31,974)            (5,120)
     Proceeds from promissory notes                                                  1,780,000                  -
     Principal payments on promissory notes                                         (1,780,000)                 -
                                                                                ---------------    ---------------

                      Net cash provided by financing activities                     15,707,338            572,890
                                                                                ---------------    ---------------

                           Net increase (decrease) in cash and cash
                               equivalents                                           5,949,093            (16,652)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          55,966             72,618
                                                                                ---------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $    6,005,059    $        55,966
                                                                                ===============    ===============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                              $      126,149     $       29,549
                                                                                ===============    ===============

     INCOME TAXES PAID                                                          $          800     $        6,040
                                                                                ===============    ===============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the years ended December 31, 1997 and 1996, the Company acquired furniture and equipment of $149,847 and $40,564, respectively, under capitalized lease obligations.

During the year ended December 31, 1997, the Company converted its line of credit for $500,000 into a note payable for $500,000. In addition, in a non-cash exchange, a shareholder exchanged 6,051 shares of the Company's common stock as consideration for the exercise price of 8,939 stock options, which resulted in a net issuance of 2,888 shares of common stock to this shareholder.


   The accompanying notes are an integral part of these financial statements.

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Line of Business
         ---------------------------------
         Medical Science Systems, Inc., a Texas corporation, originally operated under two separate corporations, known as Oral Science Systems and Oral Science Technologies. In 1995 Oral Science Systems was merged into Oral Science Technologies and Oral Science Technologies was renamed Medical Science Systems, Inc. The merger was accounted for in a manner similar to a pooling of interest. During the year ended December 31, 1997, a wholly-owned subsidiary, Medical Science Systems Laboratory Services, Inc., was formed which was incorporated in the state of Delaware. (The consolidated companies are hereafter referred to as the "Company".)

         The Company is currently developing a line of genetic susceptibility tests and therapeutic targets for common diseases. As of December 31, 1997, the Company has commercially introduced one such product and is in various stages of development for several others. The Company previously provided clinical trials and research services under contract to pharmaceutical companies, and such services generated substantially all of the Company's revenues for the year ended December 31, 1996.

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated.

         Estimates
         ---------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

         Fair Value of Financial Instruments
         -----------------------------------
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt and capital lease obligations also approximate fair value because current interest rates and terms offered to the Company for similar debt and lease agreements are substantially the same.

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Cash and Cash Equivalents
         -------------------------
         For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Inventories
         -----------
         Inventories principally consist of finished goods and are stated at the lower of cost or market, cost generally being determined on a first-in, first-out basis.

         Furniture and Equipment
         -----------------------
         Furniture and equipment, including equipment under capital leases, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of three to five years as follows:

                  Computer equipment                           3 years
                  Furniture and fixtures                       5 years
                  Office equipment                             3 years
                  Equipment under capital leases          3 to 5 years

         Betterments, renewals, and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in the statement of operations.

         Patents
         -------
         The cost of acquiring patents, which consists principally of legal fees, is being amortized using the straight-line method over their useful lives of ten years beginning from the time the patents are awarded. The Company was issued three patents in 1997 and currently has sixteen patents pending. The Company recognized $2,165 in amortization expense for the year ended December 31, 1997. Management periodically reviews the patent costs for impairment based on the likelihood of the product being successfully brought to market.

         Revenue Recognition
         -------------------
         Revenue from genetic susceptibility tests is recognized when the tests have been completed and the results reported to the doctors. Contract revenues are recognized ratably as services are provided based on a fixed contract price or on negotiated hourly rates. Provision for anticipated losses on fixed-price contracts is made in the period such losses are identified.

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Concentrations of Risk
         ----------------------
         The Company sells products and provides contract services for customers primarily in the United States and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

         During the year ended December 31, 1997, the Company did business with two customers whose sales comprised approximately 12% and 14% of total revenues, respectively. Amounts due from these customers represented approximately 14% of accounts receivable at December 31, 1997.

         During the year ended December 31, 1997, the Company obtained lab services for its genetic susceptibility tests from one company whose services comprised approximately 83% of cost of sales.

         During the year ended December 31, 1996, the Company did business with three customers whose sales comprised approximately 99% of revenues.

         Research and Development
         ------------------------
         Research and development costs related to the development of new products are expensed as incurred.

         Income Taxes
         ------------
         Prior to September 30, 1996, the Company had elected to be treated as an "S" corporation for federal and state tax purposes. Effective September 30, 1996, the Company terminated such election and became taxable as a "C" corporation. The Company will not realize any future tax benefits of net operating losses incurred prior to September 30, 1996.

         The Company accounts for income taxes under the liability method required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Net Income (Loss) Per Share
         ---------------------------
         For the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net income (loss) to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Earnings per share for 1996 has been restated using the methodologies of SFAS No. 128. However, in connection with the Company's initial public offering ("IPO"), common stock issued for consideration below the IPO per share price during the twelve months before the filing of the registration statement, plus options and warrants to purchase common stock issued for consideration below the IPO per share price during the same period (using the treasury stock method), have been included in the calculation of common stock equivalent shares as if they had been outstanding throughout the interim period (September 30, 1997) included in the IPO prospectus. The determination of common stock and equivalents outstanding for the remainder of 1997 has been determined on a basis consistent with SFAS No. 128. That is, outstanding options and warrants are included in the earnings per share computation using the treasury stock method only if they have a dilutive effect. Since the Company incurred a net loss for the years ended December 31, 1997 and 1996, the stock options and warrants outstanding would be anti-dilutive, and therefore, basic earnings per share and diluted earnings per share are the same.

         Risks and Uncertainties
         -----------------------
         Commercial success of genetic susceptibility tests will depend upon their acceptance as medically useful and cost-effective by patients, physicians, dentists, other members of the medical and dental community, and third-party payers. The Company plans to expend substantial financial resources to promote the benefits of the Company's susceptibility tests. It is uncertain whether current genetic susceptibility tests or others that the Company may develop will gain acceptance on a timely basis.

         Research in the field of disease predisposing genes and genetic markers is intense and highly competitive. The Company has many competitors in the United States and abroad which have considerably greater financial, technical, marketing, and other resources available. If the Company does not discover disease predisposing genes or genetic markers and develop susceptibility tests and launch such services or products before their competitors, then sales and earnings may be reduced or eliminated.

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Risks and Uncertainties (Continued)
         -----------------------------------
         The Company's ability to successfully commercialize genetic susceptibility tests depends on obtaining adequate reimbursement for such products and related treatment from government and private health care insurers and other third-party payers. Doctors' decisions to recommend genetic susceptibility tests will be influenced by the scope and reimbursement for such tests by third-party payers. If both third-party payers and individuals are unwilling to pay for the test, then the number of tests performed will significantly decrease, therefore resulting in a reduction of revenues.

         The Company entered into an agreement with Sheffield University, whereby the Company will undertake the development and commercialization of certain discoveries resulting from Sheffield University's research. The agreement is non-cancelable for discoveries on which the parties have reached a specific agreement, but may be terminated with or without cause by either party upon six-months notice with respect to new discoveries on which the parties have not yet reached agreement. If Sheffield University terminated the agreement, such termination could make the discovery and commercial introduction of new products more difficult or unlikely.

         Recently Issued Accounting Pronouncement
         ----------------------------------------
         SFAS No. 130, "Reporting Comprehensive Income," is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material effect, if any, on its financial position or results of operations.


NOTE 2 - CASH AND CASH EQUIVALENTS

         The Company maintains cash deposits at one bank. Deposits at this bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 1997, uninsured portions of balances held at this financial institution totaled $3,992,326. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


NOTE 3 - INVESTMENTS

         The Company's investments, which consist of United States treasury debt securities, are classified as held-to-maturity and are reported at amortized cost. These securities have original maturities ranging from six months to one year.

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 3 - INVESTMENTS (CONTINUED)

         The amortized cost, gross realized gains, gross unrealized losses, and fair values of the Company's investments at December 31, 1997 were as follows:

                                                                Gross             Gross
                                              Amortized       Unrealized        Unrealized           Fair
                                                 Cost            Gains           (Losses)           Value
                                          ---------------  ----------------  ---------------  ----------------
               United States
                 treasury notes           $    6,007,713   $         9,913   $            -   $     6,017,626
                                          ---------------  ----------------  ---------------  ----------------

                    TOTAL HELD-TO-
                      MATURITY            $    6,007,713   $         9,913   $            -   $     6,017,626
                                          ===============  ================  ===============  ================


NOTE 4 - FURNITURE AND EQUIPMENT

         Furniture and equipment at December 31, 1997 consisted of the following:

        Computer equipment                                 $       156,229
        Furniture and fixtures                                      17,669
        Office equipment                                            29,660
        Equipment under capitalized leases                         190,411
                                                           ----------------

                                                                   393,969
        Less accumulated depreciation and amortization             172,944
                                                           ----------------
                      TOTAL                                $       221,025
                                                           ================

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 5 - NOTES PAYABLE AND REVOLVING LINE OF CREDIT WITH BANK

         In March 1996, the Company entered into a revolving line of credit agreement with a bank to borrow up to $250,000, and a note payable of $250,000, for working capital purposes and to repay the outstanding borrowings under certain promissory notes. In October 1996, the line of credit was increased to provide for total borrowings of up to $500,000. The line of credit originally matured in March 1997 and was extended to June 1997 at which time all outstanding principal was converted into a five-year note payable, payable in sixty monthly installments of $8,334 plus interest. The $500,000 note payable bears interest at the bank's prime rate (8.5% at December 31, 1997) plus 1.75%. At December 31, 1997, the Company had outstanding borrowings of $458,330 under this note.

         The $250,000 note payable matures in March 2001 and requires monthly payments of principal and interest of $5,222. The $250,000 note payable bears interest at a fixed rate of 9.125% per annum. At December 31, 1997, the Company had outstanding borrowings of $173,970 under this note.

         Required principal payments under the notes payable are as follows:

              Year Ending
              December 31,
              ------------

                 1998                    $    148,732
                 1999                         153,369
                 2000                         158,447
                 2001                         113,454
                 2002                          58,298
                                         -------------

                                              632,300
                 Less current portion         148,732
                                         -------------

                   LONG-TERM PORTION     $    483,568
                                         =============

         The notes payable are collateralized by substantially all of the Company's assets and accounts receivable. In addition, three of the Company's officers have personally guaranteed the Company's obligations under the notes payable. The agreements also include certain covenants which restrict, among other things, the occurrence of new indebtedness.

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 6 - PROMISSORY NOTES

         In August and September 1997, the Company entered into several subscription agreements to sell subordinated Promissory Notes ("Notes"). In addition, the Company granted one warrant to purchase common stock at an exercise price of $5.50 per share for each $5.00 loaned. The Company issued Notes in the amount of $1,780,000 and issued 356,545 warrants to purchase the Company's common stock of which $425,000 of notes and 85,000 warrants were issued to officers of the Company. The Notes accrued interest at 10% per annum, and all unpaid principal and interest were due the earlier of 14 months from the date of issuance or the sale of equity securities which results in gross proceeds in excess of $6,000,000. The warrants expire five years from the date of issuance and are callable by the Company upon the occurrence of the Company's common stock traded on a national or regional stock exchange and the closing price of the common stock equals or exceeds $12.00 per share for thirty consecutive trading days. In connection with the issuance of such warrants, the Company recognized additional interest expense of $356,545 for the year ended December 31, 1997. These notes were repaid in December 1997 with proceeds from the IPO.


NOTE 7 - INCOME TAXES

         Prior to September 30, 1996, the Company elected to be taxed as an "S" corporation for federal and state income tax purposes; the Company's income or loss for such periods was allocated among its shareholders. Consequently, the Company has not recorded any tax provision for any period prior to such date. Effective September 30, 1996, the Company terminated such election and became taxable as a "C" corporation.

         The Company has not recorded a current or deferred provision for federal income taxes for the period from October 1, 1996 to December 31, 1997 due to losses incurred during that period. The provision for income taxes represents the minimum required for state franchise taxes. To reconcile from the federal statutory tax rate of 34% to the Company's effective tax rate of approximately 1%, the deferred tax asset valuation reserve is deducted. At December 31, 1997, the Company had net operating loss carryforwards of approximately $4,497,000 and $2,282,000 for federal and state income tax purposes, respectively, expiring in varying amounts through the year 2013, which are available to offset future federal and state taxable income. The Company also had a research tax credit of approximately $202,000 at December 31, 1997 that expires in 2013. The ability of the Company to utilize the federal and state net operating loss carryforwards may be subject to annual limitations under certain provisions of the Internal Revenue Code.

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 7 - INCOME TAXES (CONTINUED)

         Deferred tax assets (liabilities) consisted of the following:

                                                                     Year Ended
                                                                    December 31,
                                                                        1997
                                                                    ------------
            Deferred tax assets
                Net operating loss carryforwards                    $ 1,661,300
                Research tax credit carryforwards                       202,100
                Accrual to cash adjustments                             272,600
                                                                    ------------

                     Total deferred tax assets                        2,136,000
            Valuation allowance for deferred tax assets               1,952,100
                                                                    ------------

                                                                        183,900
            Deferred tax liabilities
                Patents                                                 183,900
                                                                    ------------
                         NET DEFERRED TAX ASSETS                    $         -
                                                                    ============

         The valuation allowance increased by $1,624,800 during the year ended December 31, 1997.


NOTE 8 - CAPITAL STOCK

         Stock Split
         -----------
         In June 1996, the Company's shareholders approved a 1,083.333 for 1 stock split which was completed in July 1996. All references in the financial statements to numbers of common shares and per common share amounts have been restated to reflect the stock split. All disclosures related to sales of common stock, warrants, employee stock plans, and other common stock transactions for all periods presented have also been restated to reflect the stock split.

         Private Placements of Common Stock
         ----------------------------------
         In September 1996, the Company's Board of Directors authorized the private offering of shares of the Company's common stock at $3.70 per share up to an aggregate of $5,250,000. During the year ended December 31, 1997, the Company sold 148,648 shares of its common stock in private placement transactions at a price of $3.70 per share. The gross proceeds of the sale were $550,000.

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 8 - CAPITAL STOCK (CONTINUED)

         Private Placements of Common Stock (Continued)
         ----------------------------------------------
         During the year ended December 31, 1997, the Company sold 293,820 shares of the Company's common stock at $5.00 per share in a private placement. Gross proceeds from the sale were $1,469,100.

         The offering costs for the above private placements of common stock amounted to $136,975.

         Initial Public Offering
         -----------------------
         In November 1997, the Company completed an IPO in which it sold 1,800,000 shares of common stock at $9.00 per share. Gross proceeds from the sale were $16,200,000, and the offering costs were $2,403,103.

         Warrants
         --------
         During the year ended December 31, 1997, the Company issued 356,545 warrants that are discussed further in Note 6.


NOTE 9 - EMPLOYEE BENEFIT PLAN

         In 1988, the Company adopted a profit sharing plan covering substantially all of its employees. Under the profit sharing plan, the Company may, at the discretion of the Board of Directors, contribute a portion of the Company's current or accumulated earnings. Company contributions, if any, are credited to participant accounts and are immediately vested. During the years ended December 31, 1997 and 1996, no contributions were made to the profit sharing plan.


NOTE 10 - STOCK OPTION PLAN

         In June 1996, the Company's shareholders approved the adoption of the Medical Science Systems, Inc. 1996 Equity Incentive Plan (the "Plan"). The Plan provides for the award of nonqualified and incentive stock options, restricted stock, and stock bonuses to employees, directors, officers, and consultants of the Company. The Plan provides for the grant of nonqualified and incentive stock options to all directors, officers, and employees of the Company. A total of 1,000,000 shares of the Company's common stock have been reserved for award under the amended Plan.

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 10 - STOCK OPTION PLAN (CONTINUED)

         Nonqualified and incentive stock options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. One-sixth of the options are generally available for exercise at the end of six months and the remainder of the grant is exercisable ratably over the next 30-month period provided the optionee remains in service to the Company. The Company may also award share appreciation rights ("SARs") either in tandem with stock options or independently. At December 31, 1997 and 1996, no SARs has been awarded under the Plan.

         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below:

                                                       Year Ended December 31,
                                                     ---------------------------
                                                         1997           1996
                                                     ------------   ------------
            Net loss
                As reported                          $(4,494,062)   $  (788,546)
                Pro forma                            $(4,796,791)   $  (894,437)
            Basic loss per common share
                As reported                          $     (1.04)   $     (0.18)
                Pro forma                            $     (1.11)   $     (0.21)

         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1997 and 1996: dividend yields of 0% and 0%; expected volatility of 60% and 70%; risk-free interest rates of 5.8% and 6.0%; and expected life of 7 years and 3 years, respectively. The weighted-average fair value of options granted during the years ended December 31, 1997 and 1996 was $2.55 and $1.87, respectively, and the weighted-average exercise price was $3.88 and $3.70, respectively.

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 10 - STOCK OPTION PLAN (CONTINUED)

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                                                                Weighted
                                                                                 Average
                                                                                 Granted
                                                                 Number           Price
                                                               of Shares        Per Share
                                                             -------------    -------------
            Incentive Stock Options
                Outstanding, December 31, 1995                          -     $          -
                     Granted                                       82,500     $       3.70
                                                             -------------

                Outstanding, December 31, 1996                     82,500     $       3.70
                     Granted                                      563,079     $       4.43
                                                              ------------

                         OUTSTANDING, DECEMBER 31, 1997           645,579     $       4.34
                                                              ============
                         EXERCISABLE, DECEMBER 31, 1997           172,682
                                                              ============

            Non-Qualified Stock Options
                Outstanding, December 31, 1995                          -     $         -
                     Granted                                       60,000     $      3.70
                                                              ------------

                Outstanding, December 31, 1996                     60,000     $      3.70
                     Granted                                       95,000     $      4.86
                     Exercised                                     (8,939)    $      4.74
                                                              ------------

                         OUTSTANDING, DECEMBER 31, 1997           146,061     $      4.39
                                                              =============
                          EXERCISABLE, DECEMBER 31, 1997           39,861
                                                              =============

         The weighted-average remaining contractual life of options outstanding issued under the Plan is 9.21 years at December 31, 1997. Options available for future grant at December 31, 1997 were 208,360.

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 10 - STOCK OPTION PLAN (CONTINUED)

         The Plan also provides for the award of restricted stock to eligible persons. Such awards may be at prices not less than 85% of the fair market value of the Company's common stock as determined by the Board of Directors. In addition, stock bonuses may be awarded to certain employees or officers of the Company at the discretion of the Board of Directors. In September 1996, the Company's Board of Directors issued a stock bonus of 5,000 shares to a consultant of the Company. The estimated fair value of such shares at the date of the award was charged to expense in 1996. As of December 31, 1997, the Company has not awarded any restricted stock awards.

         In May 1997, the Company offered to its employees the opportunity to receive stock options to acquire shares of the Company's common stock at $5.00 to $5.50 per share in an exchange for a reduction in salary. Employees elected to reduce their salaries up to 100% for the period from May 1997 to October 1997 in exchange for 600 stock options for each $1,000 of salary reduction. As a result, the Company issued 267,079 stock options in exchange for salary reductions of $445,132. The Company recorded an expense relating to the issuance of these stock options in the amount of $74,189 per month for each of the six months from May 1997 to October 1997.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

         The Company leases its office space under non-cancelable operating leases expiring through April 2001. The Company also leases certain office furniture and equipment under capitalized lease obligations. Future minimum rental commitments under lease agreements with initial or remaining terms of one year or more at December 31, 1997 are as follows:

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

               Year Ending                  Operating           Capital
              December 31,                    Leases             Leases
              ------------                 ----------          ----------

                 1998                      $ 155,806           $  82,670
                 1999                        151,792              77,527
                 2000                        126,820              26,410
                 2001                          9,440               6,987
                 2002                              -               2,540
                                           ----------          ----------

                                           $ 443,858             196,134
                                           =========
                  Less amount representing interest               42,817
                                                               ----------
                                                                 153,317
                  Less current portion                            56,146
                                                               ----------
                           LONG-TERM PORTION                   $  97,171
                                                               ==========

         Included in furniture and equipment is capitalized leased equipment of $190,411 with accumulated depreciation of $49,160 at December 31, 1997.

         Rent expense was $102,815 and $59,594 for the years ended December 31, 1997 and 1996, respectively.

         Employment Agreements
         ---------------------
         The Company entered into employment agreements with certain key employees of the Company which range from one to five years.

         Sheffield University Master Agreement
         -------------------------------------
         In July 1996, the Company entered into a ten-year, exclusive agreement with Sheffield University, whereby the Company will take the lead in the development and commercialization of any discoveries resulting from Sheffield University's research. The proceeds distributed to Sheffield University from the sale or license of products or technologies developed or commercialized under this agreement will be determined on a case-by-case basis.

         Either party may terminate the agreement with no less than six-months notice.

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 12 - RELATED PARTIES

         During the year ended December 31, 1997, the Company formed a joint venture with a subsidiary of another company whose President and Chief Executive Officer is also a Director of the Company. The purpose of the joint venture is to market the Company's computer modeling technology and to provide marketing information to certain users of the Company's genetic susceptibility tests. The Company believes that the terms of joint venture are at least as favorable as would be available from any other company in an arm's length transaction. At December 31, 1997, the joint venture had not commenced operations.


NOTE 13 - SUBSEQUENT EVENTS (UNAUDITED)

         Subsequent to December 31, 1997, 152,400 incentive stock options were issued to certain employees. The warrants entitle the holder to purchase shares of the Company's common stock at prices from $4.38 to $4.75 per share and expire ten years from the date of issuance.

         Subsequent to December 31, 1997, 11,500 non-qualified stock options were issued to certain non-employees. The warrants entitle the holder to purchase shares of the Company's common stock at a price of $4.38 per share and expire ten years from the date of issuance.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEDICAL SCIENCE SYSTEMS, INC.

Date:    March 30, 1998                   By: /s/  U. Spencer Allen
                                              ---------------------
                                          U. Spencer Allen
                                          Chief Financial Officer and Treasurer

         In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures                   Title                                Date Signed
----------                   -----                                -----------

  /s/ Paul J. White          President, Chief Executive Officer   March 30, 1998
-------------------------    and Director
Paul J. White

  /s/ U. Spencer Allen       Chief Financial Officer and          March 30, 1998
-------------------------    Treasurer
U. Spencer Allen

/s/ Kenneth S. Kornman       Chief Scientific Officer             March 30, 1998
-------------------------    and Director
Kenneth S. Kornman

                             Executive Vice President, Secretary  March __, 1998
-------------------------    and Director
Michael G. Newman

  /s/ Thomas A. Moore        Director                             March 30, 1998
-------------------------
Thomas A. Moore

  /s/ Ronald L. LaRosa       Director                             March 30, 1998
-------------------------
Ronald L. LaRosa