Form 10QSB
period 1998-03-31
MEDICAL SCIENCE SYSTEMS INC
filed 1998-05-15
CIK 1037649

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 1998

                       Commission File Number: 333-37441

                          MEDICAL SCIENCE SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)

                 TEXAS                                    94-3123681
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

                       4400 MACARTHUR BOULEVARD, SUITE 980
                         NEWPORT BEACH, CALIFORNIA 92660
               (Address of principal executive offices)(Zip Code)

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


Title of Each Class                         Outstanding at April 1, 1998
-------------------                         ----------------------------
Common stock, no par value                        5,540,895

Transitional Small Business Disclosure Format (check one):
Yes           No  X
    ---          ---

================================================================================

                          MEDICAL SCIENCE SYSTEMS, INC.
                                   Form 10-QSB

                                      INDEX

                                                                                          Page
PART I. FINANCIAL INFORMATION

        Item 1.       Condensed Consolidated Balance Sheets (Unaudited) at
                         March 31,1998.....................................................2

                      Condensed Consolidated Statements of Operations (Unaudited) as of
                         March 31, 1998 and March 31, 1997.................................3

                      Condensed Consolidated Statements of Cash Flows (Unaudited) for the
                         three months ending March 31, 1998 and March 31, 1997.............4

                      Notes to Condensed Consolidated (Unaudited)
                         Financial Statements..............................................5

        Item 2.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.........................................7


PART II. OTHER INFORMATION

        Item 1.       Legal Proceedings...................................................10

        Item 2.       Changes in Securities...............................................10

        Item 3.       Default Upon Senior Securities......................................10

        Item 4.       Submission of Matters to a Vote of Security Holders.................10

        Item 5.       Other Information...................................................10

        Item 6.       Exhibits and Reports on Form 8-K....................................11

                                     PART I
                              FINANCIAL INFORMATION

                          MEDICAL SCIENCE SYSTEMS, INC.
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31, 1998
                                                        --------------
                     ASSETS

Cash and cash equivalents                                $  5,747,249
Investments                                                 4,059,698
Accounts receivable, net                                       33,443
Inventories                                                    49,372
Prepaid Expenses                                               43,236
                                                         ------------

Total current assets                                        9,932,998

Furniture and equipment, net                                  279,614
Patents, net of amortization                                  524,116

TOTAL ASSETS                                             $ 10,736,728
                                                         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                         $    575,861
Accrued expenses                                               98,840
Deferred income                                               191,294
Line of Credit                                                      0
Current portion of long-term debt                             149,852
Current portion of capitalized lease obligations               59,341
                                                         ------------

Total current liabilities                                   1,075,188

Long-term debt, net                                           445,664
Capitalized lease obligations, net                             82,111
                                                         ------------

Total liabilities                                           1,602,963
                                                         ------------

Preferred stock, no par value
   5,000,000 shares authorized
   none issued and outstanding                                      0
Common stock, no par value
  10,000,000 shares authorized
   5,540,895 shares issued and outstanding                 16,652,199
Retained earnings (Accumulated deficit)                    (7,518,434)

Total shareholders' equity                                  9,133,765

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 10,736,728
                                                         ============

See accompanying notes to condensed consolidated financial statements.

                          MEDICAL SCIENCE SYSTEMS, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended
                                                   March 31, 1998       March 31, 1997
                                                   --------------       --------------
                                                     (Unaudited)          (Unaudited)
Sales                                                $    58,894          $    28,283

Cost of sales                                             30,087               10,550
                                                     -----------          -----------

Gross profit                                              28,807               17,733


Research and development                                 516,922              510,164
Selling, general, and administrative expense           1,785,518              289,626
                                                     -----------          -----------
Total expenses                                         2,302,440              799,790
                                                     -----------          -----------

Loss from operations                                  (2,273,633)            (782,057)

Other income (expense):
Interest income                                          145,649                    0
Interest expense                                         (24,290)             (14,653)
                                                     -----------          -----------
Total other income (expense)                             121,359              (14,653)
                                                     -----------          -----------

Loss before provision for income taxes                (2,152,274)            (796,710)

Provision for taxes                                          850                  850
                                                     -----------          -----------

NET LOSS                                             $(2,153,124)         $  (797,560)
                                                     ===========          ===========

Basic loss per share                                       (0.39)               (0.23)

Diluted loss per share                                     (0.39)               (0.23)
Weighted average common shares outstanding             5,540,895            3,419,412

                          MEDICAL SCIENCE SYSTEMS, INC.
                                 AND SUBSIDIARY
                        CONDENSED STATEMENT OF CASH FLOWS

                                                                    Three Months Ended
                                                             March 31, 1998       March 31, 1997
                                                             --------------       --------------
                                                              (unaudited)          (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                      $(2,153,124)         $  (797,560)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                 34,297               13,867
     Accretion of investments                                    (103,985)                   0
(Increase) decrease in
     Accounts receivable                                            3,672               10,470
     Inventories                                                      840              (12,000)
     Due from shareholder                                               0                6,565
     Prepaid expenses                                                (724)              (1,916)
Increase (decrease) in
     Accounts payable                                              25,674              213,617
     Accrued expenses                                             (28,842)            (184,437)
     Deferred income                                              118,293                    0
                                                              -----------          -----------

Net cash used in operating activities                          (2,103,899)            (751,694)
                                                              -----------          -----------


CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment                              (89,103)                   0
Increases in patents                                              (68,159)                   0
Maturity of investments                                         2,052,000                    0
                                                              -----------          -----------

Net cash provided by investing activities                       1,894,738                    0
                                                              -----------          -----------


CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock                                                    0              774,996
Proceeds from capitalized lease obligations                             0               49,748
Increase in deferred offering costs                                     0              (24,430)
Borrowings on line of credit, net                                       0              149,297
Principal payments of long-term debt                              (36,784)             (10,763)
Principal payments of capitalized lease obligations               (11,865)              (8,924)
                                                              -----------          -----------

Net cash provided by (used in) financing activities               (48,649)            (929,924)
                                                              -----------          -----------

Net increase (decrease) in cash and equivalents                  (257,810)             178,230

Cash and equivalents, beginning of period                       6,005,059               55,968
                                                              -----------          -----------

CASH AND EQUIVALENTS, END OF PERIOD                           $ 5,747,249          $   234,198
                                                              ===========          ===========

Interest paid                                                 $    24,290          $    13,670
Income taxes paid                                             $     1,600          $         0

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      MARCH 31, 1998 (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 1 - PRESENTATION OF INTERIM INFORMATION

         As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of the management of Medical Science Systems, Inc. and subsidiary (the "Company"), the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to make the interim financial information not misleading. Results for interim periods are not necessarily indicative of those to be expected for the full year.


NOTE 2 - CASH AND CASH EQUIVALENTS

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


NOTE 3 - INVESTMENTS

         The Company's investments, which consist of United States treasury debt securities, are classified as held-to-maturity and are reported at amortized cost. These securities have original maturities ranging from six months to one year. The amortized cost is approximately equal to the fair market value at March 31, 1998.


NOTE 4 - EARNINGS PER SHARE

         The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Net loss per share amounts for all periods have been restated to conform to SFAS No. 128 requirements. Prior to SFAS No. 128, the Securities and Exchange Commission ("SEC") required that, even where anti-dilutive, common and common equivalent shares issued during the twelve-month period prior to the filing of an IPO be included in the calculation of earnings per share as if they were outstanding for all periods presented (using the treasury stock method and the IPO price). Because of new requirements issued in 1998 by the SEC for companies that recently completed an IPO and interpretation by FASB of the initial application of SFAS No. 128, the number of shares used in the calculation of basic net loss per share has changed to exclude common equivalent shares, even when anti-dilutive. Net loss per share for all periods presented has been restated to conform with SFAS No. 128 and Staff Accounting Bulletin No. 98.


NOTE 5 - STOCK OPTIONS

        During the period January 1998 through April 1998, the Company issued 205,400 incentive stock options to certain employees. The options entitle the holder to purchase shares of the Company's common stock at prices from $3.88 to $4.75 per share and expire ten years from the date of issuance. Beginning in 1998, incentive stock options generally are granted with a four-year vesting schedule.

        In February 1998, the Company issued 11,500 non-qualified stock options to certain non-employees. The options entitle the holder to purchase shares of the Company's common stock at a price of $4.38 per share and expire ten years from the date of issuance.


NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        The FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 130 will not have a material effect on the Company's financial statements.

        The FASB also issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 131 will not have an effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

OVERVIEW

        Medical Science Systems, Inc. is dedicated to the development and commercialization of genetic susceptibility tests for common diseases that are treatable and preventable. The Company has initially concentrated on four disease areas: periodontal disease (gum disease), osteoporosis (bone disease), coronary artery disease (heart disease), and diabetic retinopathy (blindness associated with diabetes). Recently the Company announced a new program in asthma (lung disease). Additional discovery and development work is focused on identifying markers and therapeutic targets for other chronic inflammatory diseases in which genetics plays an important role

        The Company has followed a strategy of working with partners at the fundamental discovery stage. This strategy has given the Company access to discoveries while reducing up-front research expenses. Since 1994, the Company has had a strategic alliance with the Section of Molecular Medicine at Sheffield University in the United Kingdom, now known as the Department of Molecular and Genetic Medicine ("MGM"). Under this alliance, MGM has provided to the Company the fundamental discovery and genetic analysis from MGM's research laboratories and the Company has focused on product development, including clinical trials, and the commercialization of these discoveries. The Company has entered into multiple joint development and commercialization project agreements with MGM, and anticipates entering into additional collaborative arrangements with MGM and other parties during the year.

        In October 1997, the Company commercially launched its first genetic susceptibility test in the US. The test is for periodontal disease, and is known as PST(R). PST(R) is the first in a series of genetic susceptibility tests that the Company plans to bring to market during the next several years.

        Although management recognizes the ongoing need to create demand for this new class of product, interest in the test and acceptance of its value by doctors and their patients continues to build. Although the number of PST(R) tests performed in the first quarter of 1998 (355) decreased from the number performed in the fourth quarter of 1997 (441), management is pleased to report indications of growing acceptance for PST(R) tests during the quarter. Such indications include purchases of PST(R) tests by new dentists and increased interest from managed healthcare organizations. The improvement is reflected in the $58,840 in revenues from 355 tests processed during the first quarter compared to revenue of $43,452 during the previous quarter, a 35% increase. In addition, during the first quarter of 1998 the Company reported "pre-paid" revenue of $191,294 from 1,558 tests or a 162% increase over the $73,001 from 763 tests pre-paid for the previous quarter ending December 31, 1997. Pre-paid revenue represents orders placed in preparation for the doctors to commence testing patients. Such pre-paid revenue is reported as a liability until tests are actually performed, at which time revenue is recognized by the Company.

        In December the Company entered into an agreement with Medicadent, a French corporation ("Medicadent"), to market and sell PST(R). Medicadent will act as exclusive independent sales representative for sales of PST(R) in the territory of France. The Company anticipates that the commercial introduction of PST(R) through Medicadent will commence in France during the second quarter of 1998. The Company anticipates additional international agreements later in the year.

        The Company has been awarded three patents, and has eleven patents pending. The U.S. Patent & Trademark Office awarded patents to the Company for its osteoporosis and periodontal disease susceptibility tests. The Company has also received a patent award for its biologic modeling technology called BioFusion(R), which is used by the Company in the discovery, development and commercialization process.

        In November 1997, the Company completed its initial public offering of Common Stock raising gross proceeds of $16.2 million. The Company is using the proceeds of the offering predominantly to sales, marketing and commercial operations for its genetic susceptibility testing business and continued development of new genetic susceptibility tests.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 VERSUS THREE MONTHS ENDED MARCH 31, 1997

        Gross revenue for the three months ended March 31, 1998 was $58,894 as compared to $28,283 for the same period ended March 31, 1997, representing an increase of $30,611 or 108%. The increases in revenue are primarily attributable to the introduction of the Company's first genetic test. Cost of sales was $30,087 for the three months ended March 31, 1998 as compared to $10,550 for 1997, representing an increase of 185%. The increase in costs of sales is attributable primarily to the increased level of sales of the Company's PST(R) genetic susceptibility test.

        Research and development expenses remained relatively stable. For the three months ended March 31, 1998, the Company had R&D expenses of $516,922 as compared to $510,164 for the first quarter of 1997.

        Selling, general and administrative expenses increased significantly in the first quarter of 1998 to $1,785,518 from $289,626, an increase of $1,495,892 or 516%. Such increase was anticipated by the Company and is primarily attributable to building the infrastructure to support commercial operating and the increased marketing and sales efforts required to support the Company's genetic susceptibility testing business. Additionally, general and administrative expenses increased to support the research and development efforts of the Company, as well as to provide the reports and other activities required of a reporting company. The Company has increased its number of full time (or equivalent) employees from 31 as of December 31, 1997 to 46 at March 31, 1998.

        Interest income from the first quarter of 1998 increased to $145,649 from $0 in the first quarter of 1997. Such increase is attributable entirely to the interest income generated by the unused net proceeds of the initial public offering. Interest expense of $24,290 was incurred during the period ended March 31, 1998, an increase of 65% ($9,637) over the same period in 1997. Such increase is attributable to the added interest expense incurred on new equipment leases for computer and office equipment.

        Total losses increased to $2,153,124 for the first quarter of 1998, as compared to $797,710 for the first quarter of 1997, an increase of $1,355,414 or 170%. Such increased loss is a result of the increased expenses of building the infrastructure to support commercial operations and of marketing and selling the periodontal disease genetic test. The Company anticipates that it will continue to experience losses resulting from such expenses.

LIQUIDITY AND CAPITAL RESOURCES

        The Company believes that its cash and cash equivalents and investments are the most significant indicators of the Company's liquidity position. As of March 31, 1998, the Company had cash and cash equivalents of $5,747,249 and investments of $4,059,698, for a total of $9,806,947. The Company's investments consisted predominantly of short-term U.S. Treasury Notes and other securities the Company believes to be highly liquid and relatively low-risk. Such investments generated interest income of $145,649 in the first quarter of 1998.

        The Company does not have any commitments for material long-term capital expenditures, but anticipates that it will continue to enter into new capital and operating leases for computer and office equipment. Such leases and one term loan from Bank of America NT&SA in the principal amount of $595,516 constitute the Company's only long-term obligations. The term loan is fully amortizing and matures in June 2002. The Company believes that all long-term obligations will be paid and payable from the cash and cash equivalents and investments available to the Company.

        The Company anticipates that the existing cash and investments, together with interest income anticipated thereon and anticipated revenue, will be sufficient to conduct its operations as planned through 1998. However, the Company's future capital requirements are anticipated to be substantial, and the Company does not have commitments for additional capital at this time. Such capital requirements are expected to arise from the commercial launch of additional genetic tests, continued marketing and sales efforts for PST(R), continued research and development efforts, the protection of the Company's intellectual property rights (including preparing and filing of patent applications), the negotiation of distribution and other collaborative arrangements for sales of the Company's products and operational, administrative and legal expenses. The Company believes that, because its future capital needs are significant, it will attempt to raise capital through equity and debt issuance when, and if, such capital is available to it.

IMPACT OF THE YEAR 2000 ISSUE

        The Company has completed a review of its existing and planned computer software and hardware and has determined that the costs and/or consequences associated with the Year 2000 issue are not expected to have a material effect on the Company's business, operations or future financial results or future financial condition.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

        The Company believes that this report on Form 10-QSB contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from these described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: difficulties inherent in developing genetic tests once genes have been discovered; the Company's limited marketing and sales experience and the risk that tests which the Company has or may develop may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company is targeting or expects to target; uncertainty as to whether there will exist adequate reimbursement for the Company's services from government, private health care insurers and third-party payors; and uncertainties as to the extent of future government regulation of the Company's business. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties disclosed in the Company's Annual Report on form 10-KSB.

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        The Company is not a party to, nor is its property the subject of, any pending legal proceeding.


ITEM 2. CHANGES IN SECURITIES

        The following table sets forth the Company's use of proceeds from its initial public offering, from the closing of the offering until March 31, 1998:

                                             Direct or indirect payments to anyone other than
                                             directors, officers, persons owning ten percent or
                                             more of any class of equity securities of the
                                             Company, and affiliates of the Company (of which
                                             there were no such payments).
--------------------------------------------------------------------------------
Cash and investments                                                 $11,819,050
--------------------------------------------------------------------------------
Research and development expenses                                    $   555,720
--------------------------------------------------------------------------------
Marketing and sales expenses                                         $ 1,099,221
--------------------------------------------------------------------------------
General and administrative expenses                                  $ 1,430,009
--------------------------------------------------------------------------------
        Total net proceeds:                                          $14,904,000
--------------------------------------------------------------------------------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to shareholders in the three months ended March 31, 1997.


ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.

               27.    Financial Data Schedule

        (b)    Reports on Form 8-K

               Not applicable

                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MEDICAL SCIENCE SYSTEMS, INC.


Date: May 15, 1998                  By:  /s/ U. Spencer Allen
                                       -----------------------------------------
                                             U. Spencer Allen
                                             Chief Financial Officer and
                                             Treasurer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                       DESCRIPTION
------                       -----------

  27                     Financial Data Schedule