Form 10QSB
period 1998-06-30
MEDICAL SCIENCE SYSTEMS INC
filed 1998-08-14
CIK 1037649

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 1998

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

                          100 N.E. LOOP 410, SUITE 1350
                          SAN ANTONIO, TEXAS 78216-4749
               (Address of principal executive offices)(Zip Code)

                    Issuer's Telephone Number: (210) 349-6400

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


Title of Each Class                         Outstanding at August 1, 1998
-------------------                         -----------------------------
Common stock, no par value                        5,540,895

Transitional Small Business Disclosure Format (check one):
Yes           No  X
    ---          ---

================================================================================

                          MEDICAL SCIENCE SYSTEMS, INC.
                                   Form 10-QSB

                                      INDEX

                                                                                          Page
PART I.        FINANCIAL INFORMATION

        Item 1.       Condensed Consolidated Balance Sheets (Unaudited) at June 30,1998....2

                      Condensed Consolidated Statements of Operations
                         (Unaudited) as of the three-month and six-month periods
                         ending June 30, 1998 and June 30, 1997........................... 3

                      Condensed Consolidated Statements of Cash Flows
                         (Unaudited) for the three-month and six-month periods
                         ending June 30, 1998 and June 30, 1997............................4

                      Notes to Condensed Consolidated Financial Statements
                         (Unaudited).......................................................5

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

        Item 5.       Other Information...................................................10

        Item 6.       Exhibits and Reports on Form 8-K....................................11

                                     PART I
                              FINANCIAL INFORMATION

                          MEDICAL SCIENCE SYSTEMS, INC.
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30, 1998
                                                                       (UNAUDITED)
                                     ASSETS

Cash and cash equivalents                                          $  3,206,999
Investments                                                           4,112,749
Accounts receivable, net                                                 58,473
Inventories                                                              45,056
Prepaid expenses                                                        153,147
                                                                   ------------
Total current assets                                                  7,576,424
Furniture and equipment, net                                            475,044
Patents, net of amortization                                            596,986
TOTAL ASSETS                                                       $  8,648,454
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                   $    280,951
Accrued expenses                                                        542,693
Deferred income                                                         199,894
Current portion of long-term debt                                        14,778
Current portion of capitalized lease obligations                         81,202
                                                                   ------------
Total current liabilities                                             1,119,518
Long-term debt, net                                                     555,222
Capitalized lease obligations, net                                      120,603
                                                                   ------------
Total liabilities                                                     1,795,343
                                                                   ------------
Preferred stock, no par value, 5,000,000 shares authorized,
   none issued and outstanding                                                0
Common stock, no par value, 10,000,000 shares authorized,
   5,540,895 shares issued and outstanding                           16,652,199
Retained earnings (Accumulated deficit)                              (9,799,088)
Total shareholders' equity                                            6,853,111
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  8,648,454
                                                                   ============

See accompanying notes to condensed consolidated financial statements.

                          MEDICAL SCIENCE SYSTEMS, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                           JUNE 30,                          JUNE 30,
                                 ----------------------------      ----------------------------
                                    1998             1997             1998             1997
                                 -----------      -----------      -----------      -----------
                                 (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Sales                            $   102,616      $    72,006      $   161,510      $   100,289

Cost of sales                         84,005           94,046          114,092          104,596
                                 -----------      -----------      -----------      -----------

Gross profit                          18,611          (22,040)          47,418           (4,307)


Research and development             349,810          137,279          866,732          647,443

Selling, general, and
   administrative expenses         2,035,447          861,877        3,820,965        1,151,503
                                 -----------      -----------      -----------      -----------

Total expenses                     2,385,257          999,156        4,687,697        1,798,946
                                 -----------      -----------      -----------      -----------

Loss from operations              (2,366,646)      (1,021,196)      (4,640,279)      (1,803,253)


Other income (expense):

Interest income                      106,691               38          252,340               38

Interest expense                     (23,135)         (16,037)         (47,420)         (30,690)

Other income                           2,436                0            2,436                0
                                 -----------      -----------      -----------      -----------

Total other income (expense)          85,992          (15,999)         207,351          (30,652)
                                 -----------      -----------      -----------      -----------

Loss before provision for
   income taxes                   (2,280,654)      (1,037,195)      (4,432,928)      (1,833,905)

Provision for taxes                        0             (850)             850                0
                                 -----------      -----------      -----------      -----------


NET LOSS                         $(2,280,654)     $(1,036,345)     $(4,433,778)     $(1,833,905)
                                 ===========      ===========      ===========      ===========

Net loss per share                     (0.41)           (0.29)           (0.80)           (0.53)

Shares used in computing net
   loss per share                  5,540,895        3,536,571        5,540,895        3,478,315

                          MEDICAL SCIENCE SYSTEMS, INC.
                                 AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                            ----------------------------
                                                               1998             1997
                                                            -----------      -----------
                                                                    (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                    $(4,433,778)     $(1,833,905)
Reconciling adjustments:
    Depreciation and amortization                                71,907           15,999
    Issuance of stock options for a reduction in salary               0          148,377
    Accretion of investments                                   (157,036)               0
(Increase) decrease in:
    Accounts receivable                                         (21,358)         (28,075)
    Inventories                                                   5,156                0
    Prepaid expenses                                           (110,635)               0
Increase (decrease) in:
    Accounts payable                                             25,674          226,809
    Accrued expenses                                            415,011           76,829
    Deferred income                                             126,893                0
                                                            -----------      -----------
Net cash used in operating activities                        (4,373,076)      (1,393,966)
                                                            -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of furniture and equipment                           (318,361)         (25,023)
Increases in patents                                           (144,811)         (67,005)
Maturity of investments                                       2,052,000                0
                                                            -----------      -----------
Net cash provided by investing activities                     1,588,828          (85,463)
                                                            -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock                                                  0        1,371,380
Proceeds from capitalized lease obligations                      79,454                0
Increase in deferred offering costs                                   0          (31,081)
Borrowings on line of credit, net                                     0          146,277
Retirement of long-term debt                                   (558,538)               0
Proceeds from long-term borrowings                              570,000                0
Principal payments of long-term debt                            (73,762)         (18,654)
Principal payments of capitalized lease obligations             (30,966)         (14,477)
                                                            -----------      -----------
Net cash provided by (used in) financing activities             (13,812)      (1,453,445)
                                                            -----------      -----------
Net increase (decrease) in cash and equivalents              (2,798,060)         (25,984)
Cash and equivalents, beginning of period                     6,005,059           55,966
                                                            -----------      -----------

CASH AND EQUIVALENTS, END OF PERIOD                         $ 3,206,999      $    29,982
                                                            ===========      ===========

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                  AND SUBSIDIARY
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 1998 (UNAUDITED)

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


NOTE 3 - INVESTMENTS

    The Company's investments, which consist of United States treasury debt securities, are classified as held-to-maturity and are reported at amortized cost. These securities have original maturities ranging from six months to one year. The amortized cost is approximately equal to the fair market value at June 30, 1998.


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

NOTE 5 - STOCK OPTIONS

        During the quarter ended June 30, 1998, the Company issued 40,000 incentive stock options and 35,000 non-qualified stock options to certain employees and consultants. The options entitle the holder to purchase shares of the Company's common stock at prices from $3.88 to $6.00 per share and expire ten years from the date of issuance. Incentive stock options generally are granted with a 4-year vesting schedule.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

OVERVIEW

        Medical Science Systems, Inc. is dedicated to the development and commercialization of genetic susceptibility tests for common diseases that are treatable and preventable. The Company has initially concentrated on four disease areas: periodontal disease (gum disease), osteoporosis (bone disease), coronary artery disease (heart disease), and diabetic retinopathy (blindness associated with diabetes). Recently the Company announced a new program in asthma (lung disease). Additional discovery and development work is focused on identifying markers and therapeutic targets for other chronic inflammatory diseases in which genetics plays an important role.

        The Company has followed a strategy of working with strategic partners at the fundamental discovery stage. This strategy has given the Company access to discoveries while reducing up-front research expenses. Since 1994, the Company has had a strategic alliance with the Section of Molecular Medicine at Sheffield University in the United Kingdom, now known as the Department of Molecular and Genetic Medicine ("MGM"). Under this alliance, MGM has provided to the Company the fundamental discovery and genetic analysis from MGM's research laboratories and the Company has focused on product development, including clinical trials, and the commercialization of these discoveries. The Company has entered into multiple joint development and commercialization project agreements with MGM, and anticipates entering into additional collaborative arrangements with MGM and other parties during the year.

        In October 1997, the Company commercially launched its first genetic susceptibility test in the US. The test is for periodontal disease, and is known as PST(R). PST(R) is the first in a series of genetic susceptibility tests that the Company plans to bring to market during the next several years.

        Management is pleased to report indications of growing acceptance for PST(R) tests during the quarter. Such indications include purchases of PST(R) tests by new dentists and increased interest from managed healthcare organizations. The improvement is reflected in the $102,616 in revenues from 623 tests processed during the second quarter compared to revenue of $58,840 from 355 tests during the previous quarter, a 174% increase in revenue. In addition, during the second quarter of 1998 the Company reported "pre-paid" revenue of $200,000 from 1,697 tests or a 4.6% increase over the $191,194 from 1,558 tests "pre-paid" for the previous quarter ended March 31, 1998. Pre-paid revenue represents orders placed in preparation for the doctors to commence testing patients. Such pre-paid revenue is reported as a liability until tests are actually performed, at which time revenue is recognized by the Company.

        In December 1997, the Company entered into an agreement with Medicadent, a French corporation ("Medicadent"), to market and sell PST(R). Medicadent will act as exclusive independent sales representative for sales of PST(R) in the territory of France. The Company anticipates that the commercial introduction of PST(R) through Medicadent will commence in France during the second quarter of 1998. The Company anticipates additional international agreements later in the year.

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

        In November 1997, the Company completed its initial public offering of Common Stock raising gross proceeds of $16.2 million. The Company is using the proceeds of the offering predominantly to fund sales, marketing and commercial operations for its genetic susceptibility testing business and continued development of new genetic susceptibility tests.

RESULTS OF OPERATIONS

        THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997

        Gross revenue for the three months ended June 30, 1998 was $102,616 as compared to $72,006 for the same period ended June 30, 1997, representing an increase of $60,610 or 69%. The increases in revenue are primarily attributable to the introduction of the Company's first genetic test. Cost of sales was $84,005 for the three months ended June 30, 1998 as compared to $94,046 for 1997, representing a decrease of 11%. The decrease in cost of sales is attributable primarily to volume discounts with outside vendors for lab charges for genetic susceptibility tests.

        For the three months ended June 30, 1998, the Company had R&D expenses of $349,810 as compared to $137,279 for the second quarter of 1997, an increase of 155%. This increase is due to the addition of key scientists for our coronary artery disease and osteoporosis genetic susceptibility tests, as well as for new clinical trials which have commenced for the same two tests.

        Selling, general and administrative expenses increased significantly in the second quarter of 1998 to $2,035,447 from $861,877, an increase of $1,173,570 or 136%. Such increase was anticipated by the Company and is primarily attributable to building the infrastructure to support commercial operations and the increased marketing and sales efforts required to support the Company's genetic susceptibility testing business. Additionally, general and administrative expenses increased to support the research and development efforts of the Company, as well as to provide the reports and other activities required of a reporting company. The Company has increased its number of full time (or equivalent) employees from 32 as of December 31, 1997 to 45 at June 30, 1998.

        During the second quarter of 1998, the Company consolidated its corporate headquarters from Newport Beach, California into the Company's San Antonio Research Facility. As a result of this relocation, the Company amended its existing lease in San Antonio to extend the term and expand its premises. The amended lease expires on May 31, 2003 and extends its square footage from approximately 1,961 square feet to 8,131 square feet. Also, as a result of the move from California, the Company has subleased its leased office space in Newport Beach. The sublease expires on the same date of the Company's lease, April 30, 2001.

        Interest income from the second quarter of 1998 increased to $106,691 from $38 in the second quarter of 1997. Such increase is attributable entirely to the interest income generated by the unused net proceeds of the initial public offering. Interest expense of $23,135 was incurred during the period ended June 30, 1998, an increase of 44% on $16,037 over the same period in 1997. Such increase is attributable to the added interest expense incurred on new equipment leases for computer and office equipment.

        Total losses increased to $2,280,654 for the second quarter of 1998, as compared to $1,036,345 for the second quarter of 1997, an increase of $1,244,309 or 120%. Such increased loss is a result of the increased expenses of building the infrastructure to support commercial operations and of marketing and selling the periodontal disease genetic test. The Company anticipates that it will continue to experience losses resulting from such expenses.

LIQUIDITY AND CAPITAL RESOURCES

        The Company believes that its cash and cash equivalents and investments are the most significant indicators of the Company's liquidity position. As of June 30, 1998, the Company had cash and cash equivalents of $3,206,999 and investments of $4,112,749 for a total of $7,319,748. The Company's investments consisted predominantly of short-term U.S. Treasury Notes and other securities the Company believes to be highly liquid and relatively low-risk. Such investments generated interest income of $106,691 in the second quarter of 1998.

        The Company does not have any commitments for material long-term capital expenditures, but anticipates that it will continue to enter into new capital and operating leases for computer and office equipment. The Company's obligation at June 30, 1998 for such leases totaled $201,805, of which long term debt is $120,603 and short term debt is $81,202.

        During the second quarter of 1998 the Company changed the terms of its long-term bank loan with the Bank of America NT&SA. The two existing loans were combined into a single term loan which matures in June 2005, representing a three-year extension from the previous loans. The principal balance on this loan at June 30, 1998 was $570,000, of which $555,222 is long term debt and $14,778 is short term debt. Three officers of the Company who had served as guarantors on the two previous loans were removed as guarantors on the new loan. The Company has provided a $570,000 certificate of deposit as security for this loan. The Company believes that all long-term obligations will be paid and payable from the cash and cash equivalents and investments available to the Company.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

        The Company believes that this report on Form 10-QSB contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from these described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: difficulties inherent in developing genetic tests once genes have been discovered; the Company's limited marketing and sales experience and the risk that tests which the Company has or may develop may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company is targeting or expects to target; uncertainty as to whether there will exist adequate reimbursement for the Company's services from government, private health care insurers and third-party payors; and uncertainties as to the extent of future government regulation of the Company's business. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

                                     PART II
                                OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

        The Company is not a party to, nor is its property the subject of, any pending legal proceeding.


ITEM 2.        CHANGES IN SECURITIES

        The following table sets forth the Company's use of proceeds from its initial public offering, from the closing of the offering until June 30, 1998:


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

--------------------------------------------------------------------------------
Cash and investments                                                $  9,433,793
--------------------------------------------------------------------------------
Research and development expenses                                   $    905,530
--------------------------------------------------------------------------------
Marketing and sales expenses                                        $  2,329,686
--------------------------------------------------------------------------------
General and administrative expenses                                 $  2,234,991
--------------------------------------------------------------------------------
        Total net proceeds:                                         $ 14,904,000
--------------------------------------------------------------------------------


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

        None


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its 1998 Annual Meeting of Stockholders on Tuesday, June 9, 1998, to vote on two proposals. Proxy statements were sent to all stockholders. The first proposal was for the election of directors, including Paul J. White, Michael G. Newman, Ronald A. LaRosa, Kenneth S. Kornman and Thomas A. Moore. All five directors were elected with the following votes tabulated as follows:

                     Total Vote for     Total Votes    Total Vote Withheld
Name of Director     Each Director      Against        From Each Director
----------------     --------------     -----------    -------------------
Mr. White              4,035,034            0                 3,800
Mr. Newman             4,035,034            0                 3,800
Mr. LaRosa             4,035,034            0                 3,800
Mr. Kornman            4,035,034            0                 3,800
Mr. Moore              4,035,034            0                 3,800

The second proposal was for an amendment of the 1996 Equity Incentive Plan to increase the number of shares of the Company's common stock authorized for issuance under such Plan by an additional 300,000 shares. The amendment was approved with the following votes tabulated:

     FOR       AGAINST        ABSTAIN        BROKER NON-VOTES

  4,021,854    11,900          2,800              2,280


ITEM 5.        OTHER INFORMATION

        None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.

               27.1   Financial Data Schedule

               27.2   Restated Financial Data Schedule

        (b)    Reports on Form 8-K

               Not applicable

                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MEDICAL SCIENCE SYSTEMS, INC.


Date:   August 13, 1998                     By: /s/  U. Spencer Allen
                                                --------------------------------
                                                     U. Spencer Allen
                                                     Chief Financial Officer
                                                     and Treasurer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                       DESCRIPTION
------                       -----------
  27.1                       Financial Data Schedule
  27.2                       Restated Financial Data Schedule