Form 10QSB/A
period 1998-06-30
MEDICAL SCIENCE SYSTEMS INC
filed 1998-09-03
CIK 1037649

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-QSB/A-1


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


                          100 N.E. LOOP 410, SUITE 820
                          SAN ANTONIO, TEXAS 78216-4749
               (Address of principal executive offices)(Zip Code)


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


                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                            ----------------------------
                                                               1998             1997
                                                            -----------      -----------
                                                                    (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                    $(4,433,778)     $(1,833,905)
Reconciling adjustments:
    Depreciation and amortization                                71,907           15,999
    Issuance of stock options for a reduction in salary               0          148,377
    Accretion of investments                                   (157,036)               0
(Increase) decrease in:
    Accounts receivable                                         (21,358)         (28,075)
    Inventories                                                   5,156                0
    Prepaid expenses                                           (110,635)               0
Increase (decrease) in:
    Accounts payable                                           (269,236)         226,809
    Accrued expenses                                            415,011           76,829
    Deferred income                                             126,893                0
                                                            -----------      -----------
Net cash used in operating activities                        (4,373,076)      (1,393,966)
                                                            -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of furniture and equipment                           (318,361)         (25,023)
Increases in patents                                           (144,811)         (67,005)
Decrease in due from shareholder                                      0            6,565
Maturity of investments                                       2,052,000                0
                                                            -----------      -----------
Net cash provided by investing activities                     1,588,828          (85,463)
                                                            -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock                                                  0        1,371,380
Proceeds from capitalized lease obligations                      79,454                0
Increase in deferred offering costs                                   0          (31,081)
Borrowings on line of credit, net                                     0          146,277
Retirement of long-term debt                                   (558,538)               0
Proceeds from long-term borrowings                              570,000                0
Principal payments of long-term debt                            (73,762)         (18,654)
Principal payments of capitalized lease obligations             (30,966)         (14,477)
                                                            -----------      -----------
Net cash provided by (used in) financing activities             (13,812)       1,453,445
                                                            -----------      -----------
Net increase (decrease) in cash and equivalents              (2,798,060)         (25,984)
Cash and equivalents, beginning of period                     6,005,059           55,966
                                                            -----------      -----------

CASH AND EQUIVALENTS, END OF PERIOD                         $ 3,206,999      $    29,982
                                                            ===========      ===========

                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MEDICAL SCIENCE SYSTEMS, INC.



Date:   September 2, 1998                   By: /s/  U. Spencer Allen
                                                --------------------------------
                                                     U. Spencer Allen
                                                     Chief Financial Officer
                                                     and Treasurer