Form 10QSB
period 1998-09-30
MEDICAL SCIENCE SYSTEMS INC
filed 1998-11-16
CIK 1037649

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1998
                         Commission File Number: 0-23413

                          MEDICAL SCIENCE SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)

             TEXAS                                              94-3123681
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                          100 N.E. LOOP 410, SUITE 820
                         SAN ANTONIO, TEXAS 78216-4749
               (Address of principal executive offices) (Zip Code)

                    Issuer's Telephone Number: (210) 349-6400



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )


Title of Each Class                              Outstanding at November 1, 1998
--------------------------------------------------------------------------------
Common stock, no par value                               5,540,895

Transitional Small Business Disclosure Format (check one):
Yes       No   X
    -----    -----

                          MEDICAL SCIENCE SYSTEMS, INC.
                                   Form 10-QSB

                                      INDEX
                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Balance Sheets (Unaudited) at
               September 30, 1998 and December 31, 1997.....................  1

            Condensed Consolidated Statements of Operations
                 (Unaudited) for the three and nine months ended
                 September 30, 1998 and September 30,
                 1997.......................................................  2

            Condensed Consolidated Statements of Cash Flows
               (Unaudited) for the nine months ended September
               30, 1998 and September 30, 1997..............................  3

            Notes to Condensed Consolidated (Unaudited)
               Financial Statements.........................................  5

   Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................  7


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings............................................... 13

   Item 2.  Changes in Securities........................................... 13

   Item 3.  Default Upon Senior Securities.................................. 13

   Item 4.  Submission of Matters to a Vote of Security Holders............. 13

   Item 5.  Other Information............................................... 13

   Item 6.  Exhibits and Reports on Form 8-K................................ 14

                                     PART I
                              FINANCIAL INFORMATION

                          MEDICAL SCIENCE SYSTEMS, INC.
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    September 30, 1998  December 31, 1997
                                                       (Unaudited)
                          ASSETS

Cash and cash equivalents                              $ 4,601,170        $ 6,005,059
Investments                                                      0          6,007,713
Accounts receivable, net                                    82,365             37,115
Inventories                                                 38,855             50,212
Prepaid Expenses                                            68,819             42,512
                                                       -----------        -----------

Total current assets                                     4,791,209         12,142,611

Furniture and equipment, net                               519,237            221,025
Patents, net of amortization                               799,169            459,740
Other assets                                               570,000                  0
                                                       -----------        -----------

TOTAL ASSETS                                           $ 6,679,615        $12,823,376
                                                       ===========        ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                       $   309,634        $   550,187
Accrued expenses                                           504,540            127,682
Deferred income                                            186,124             73,001
Current portion of long-term debt                           81,432            148,732
Current portion of capitalized lease obligations            98,434             56,146
                                                       -----------        -----------

Total current liabilities                                1,180,164            955,748

Long-term debt, net                                        468,210            483,568
Capitalized lease obligations, net                         177,740             97,171
                                                       -----------        -----------

Total liabilities                                        1,826,114          1,536,487
                                                       -----------        -----------

Preferred stock, no par value
   5,000,000 shares authorized
   none issued and outstanding                                   0                  0
Common stock, no par value
  10,000,000 shares authorized
   5,540,895 shares issued and outstanding              16,652,199         16,652,199
Retained earnings (Accumulated deficit)                (11,798,698)        (5,365,310)
                                                       -----------        -----------

Total shareholders' equity                               4,853,501         11,286,889
                                                       -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 6,679,615        $12,823,376
                                                       ===========        ===========


See accompanying notes to condensed consolidated financial statements.

                          MEDICAL SCIENCE SYSTEMS, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three Months                        Nine Months
                                                               Ended                               Ended
                                                   September 30,     September 30,     September 30,     September 30,
                                                      1998              1997              1998              1997
                                                   (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)

Sales                                             $   107,981       $    52,187       $   269,491       $   152,476

Cost of sales                                          58,252            45,106           172,344           149,702
                                                  -----------       -----------       -----------       -----------

Gross profit                                           49,729             7,081            97,147             2,774
                                                  -----------       -----------       -----------       -----------


Research and development                              513,128           137,279         1,379,860           784,722
Selling, general, and administrative expense        1,584,922         1,012,638         5,405,887         2,164,141
                                                  -----------       -----------       -----------       -----------
Total expenses                                      2,098,050         1,149,917         6,785,747         2,948,863
                                                  -----------       -----------       -----------       -----------

Loss from operations                               (2,048,321)       (1,142,836)       (6,688,600)       (2,946,089)
                                                  -----------       -----------       -----------       -----------

Other income (expense):
Interest income                                        74,130             2,379           326,470             2,417
Interest expense                                      (22,853)          (67,967)          (70,278)          (98,657)
Other income (expense)                                 (2,566)                0              (130)                0
                                                  -----------       -----------       -----------       -----------
Total other income (expense)                           48,711           (65,588)          256,062           (96,240)
                                                  -----------       -----------       -----------       -----------

Loss before provision for income taxes             (1,999,610)       (1,208,424)       (6,432,538)       (3,042,329)

Provision for taxes                                         0                 0               850                 0
                                                  -----------       -----------       -----------       -----------

NET LOSS                                          $(1,999,610)      $(1,208,424)      $(6,433,388)      $(3,042,329)
                                                  ===========       ===========       ===========       ===========

Net loss per share, basic and fully diluted             (0.36)            (0.33)            (1.16)            (0.86)

Shares used in computing net loss per share         5,540,895         3,703,628         5,540,895         3,554,245


See accompanying notes to condensed consolidated financial statements.

                          MEDICAL SCIENCE SYSTEMS, INC.
                                 AND SUBSIDIARY
                        CONDENSED STATEMENT OF CASH FLOWS


                                                                          Nine
                                                                      Months Ended
                                                         September 30, 1998  September 30, 1997
                                                              (Unaudited)       (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                      $(6,433,388)      $(3,042,329)
Reconciling adjustments:
     Depreciation and amortization                                109,478            48,610
     Issuance of stock options for a reduction in salary                0           370,943
     Issuance of warrants resulting in additional                       0            25,468
     interest expense
     Accretion of investments                                    (219,082)                0
(Increase) decrease in
     Accounts receivable                                          (45,250)            5,994
     Inventories                                                   11,357            (6,721)
     Prepaid expenses                                             (26,307)                0
     Due from shareholder                                               0             6,565
     Deposits                                                           0           (17,816)
Increase (decrease) in
     Accounts payable                                            (240,553)          101,253
     Accrued expenses                                             376,858           158,155
     Accrued officer compensation                                       0          (127,500)
     Deferred rent                                                      0            (2,486)
     Deferred income                                              113,123            10,400
                                                              -----------       -----------

Net cash used in operating activities                          (6,353,764)       (2,469,464)
                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment                             (395,275)          (35,194)
Increases in patents                                             (351,844)         (107,601)
Increases in other assets                                        (570,000)                0
Maturity of investments                                         6,226,795                 0
                                                              -----------       -----------

Net cash provided by investing activities                       4,909,676          (142,795)
                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock                                                    0         1,882,125
Issuance of promissory notes                                            0         1,550,000
Proceeds from capitalized lease obligations                       205,768                 0
Increase in deferred offering costs                                     0           (87,000)
Borrowings on line of credit, net                                       0           146,277
Retirement of long term debt                                     (558,538)                0
Proceeds from long term borrowings                                570,000                 0
Principal payments of long-term debt                              (94,120)          (46,463)
Principal payments of capitalized lease obligations               (82,911)          (19,019)
                                                              -----------       -----------

Net cash provided by (used in) financing activities                40,199         3,425,920
                                                              -----------       -----------

Net increase (decrease) in cash and equivalents                (1,403,889)          813,661
Cash and equivalents, beginning of period                       6,005,059            55,966
                                                              -----------       -----------

CASH AND EQUIVALENTS, END OF PERIOD                           $ 4,601,170       $   869,627
                                                              ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Interest paid                                                326,470             2,417
     Income taxes paid                                                850                 0


See accompanying notes to condensed consolidated financial statements.

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  SEPTEMBER 30, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1 - PRESENTATION OF INTERIM INFORMATION

           As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The interim financial data are unaudited; however, in the opinion of the management of Medical Science Systems, Inc. and subsidiary (the "Company"), the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to make the interim financial information not misleading. All significant intercompany transactions and accounts have been eliminated in consolidation. Results for interim periods are not necessarily indicative of those to be expected for the full year. Certain classifications have been made in prior period financial statements to conform with the current period presentation.


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


NOTE 3 - EARNINGS PER SHARE

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


NOTE 4 - STOCK OPTIONS

         During the quarter ended September 30, 1998, the Company issued 14,500 incentive stock options to certain employees. The options entitle the holder to purchase shares of the Company's common stock at prices from $1.88 to $3.63 per share and expire ten years from the date of issuance. Incentive stock options generally are granted with a 4-year vesting schedule.



NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         The FASB also issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits." The Company does not provide post-retirement or post-employment benefits to its employees.



NOTE 6 - SUBSEQUENT EVENT

         On November 14, 1998, The Company's Board of Directors voted to reduce the exercise price for all outstanding options granted under the 1996 Equity Incentive Plan to one half of the previous price per share, but not to a price below $1.85 per share. The close of the Company's common stock on the previous day was $1.25 per share.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-QSB ARE "FORWARD-LOOKING" STATEMENTS (AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995). BECAUSE SUCH STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS TO MATERIALLY DIFFER FROM THOSE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO MATERIALLY DIFFER FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE LIMITED TO, RISKS INHERENT TO DEVELOPING GENETIC TESTS ONCE GENES HAVE BEEN DISCOVERED, THE COMPANY'S LIMITED SALES AND MARKETING EXPERIENCE, RISK OF MARKET ACCEPTANCE OF COMPANY PRODUCTS, RISK OF TECHNOLOGY AND PRODUCTS OBSOLESCENCE, DELAYS IN DEVELOPMENT OF PRODUCTS, RELIANCE ON PARTNERS, RISKS RELATED TO THIRD-PARTY REIMBURSEMENT, RISKS REGARDING GOVERNMENT REGULATION, COMPETITIVE RISKS AND THOSE RISKS AND UNCERTAINTIES DESCRIBED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM SB-2 FILED OCTOBER 8, 1997, AS AMENDED (FILE NO. 333-37441) AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

GENERAL

            OVERVIEW

            Medical Science Systems, Inc. is dedicated to the development and commercialization of genetic susceptibility tests for common diseases that are treatable and, to some extent, preventable. Discovery and development work is focused on identifying markers and therapeutic targets for common, chronic inflammatory diseases where genetics play an important role. The Company's mission is to improve wellness, clinical outcomes and healthcare delivery by incorporating genetic information on disease susceptibility into overall risk assessment, treatment planning, and disease management. Products under development by the Company include genetic susceptibility testing products for coronary artery disease, osteoporosis, diabetic retinopathy (blindness associated with diabetes), and asthma. PST(R), a genetic susceptibility test for periodontal disease, was made commercially available by the Company in the U.S. in the fourth quarter of 1997.

            The Company has followed a strategy of working with strategic partners at the fundamental discovery stage. This strategy has given the Company access to discoveries while reducing up-front research expenses. Since 1994, the Company has had a strategic alliance with the Department of Molecular and Genetic Medicine at Sheffield University in the United Kingdom ("Sheffield"). Under this alliance, Sheffield has provided to the Company the fundamental discovery and genetic analysis from Sheffield's research laboratories and the Company has focused on product development, including clinical trials, and the commercialization of these discoveries. The Company has entered into multiple joint development and commercialization project agreements with Sheffield, and anticipates entering into additional collaborative arrangements with Sheffield and other parties in the future.

         In December 1997, the Company entered into an agreement with Medicadent, a French corporation ("Medicadent"), to market and sell PST in France. In August 1998, the Company entered into an agreement with H.A. Systems, Ltd. to market and sell PST in Israel. Medicadent commenced offering PST in France in June 1998, and the Company expects H.A.

Systems to commence offering PST in Israel in early 1999. No assurances can be made regarding the commercial acceptance of PST. The Company anticipates additional international agreements for the distribution of PST in late 1998 or early 1999, but no assurances can be made that such agreements will be entered into by the Company

         The Company has been awarded four patents, and has thirteen patents pending. The U.S. Patent & Trademark Office awarded patents to the Company for its osteoporosis and periodontal disease susceptibility tests and two patent awards for its biologic modeling technology called BioFusion(R), which is used by the Company in the discovery, development and commercialization process.

         In November 1997, the Company completed its initial public offering of Common Stock raising gross proceeds of $16.2 million. The Company is using the proceeds of the offering for sales, marketing and commercial operations for its genetic susceptibility testing business and continued research and development of new genetic susceptibility tests.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS THREE MONTHS ENDED
SEPTEMBER 30, 1997

         Gross revenue for the three months ended September 30, 1998 was $107,981 as compared to $52,187 for the same period ended September 30, 1997, representing an increase of $55,794 or 107%. The increases in revenue are primarily attributable to the introduction of the Company's first genetic test. Cost of sales was $58,252 for the three months ended September 30, 1998 as compared to $45,106 for the same period in 1997, representing an increase of 29%. This increase is largely the result of an increase volume of tests processed by the Company in the current quarter compared to the third quarter of last year.

         For the three months ended September 30, 1998, the Company had research and development expenses of $513,128 as compared to $137,279 for the third quarter of 1997, an increase of $375,849 or 274%. This increase is due to the addition of key scientists for research related to our coronary artery disease and osteoporosis genetic susceptibility tests and an increase in the number and scope of clinical trials which have commenced and are continuing to run for the same two tests.

         Selling, general and administrative expenses increased in the third quarter of 1998 to $1,584,922 from $1,012,638 in the third quarter of 1997, an increase of $572,284 or 57%. Such increase is primarily attributable to building the infrastructure required to support increasing commercial operations and the increased marketing and sales efforts required to support the Company's business. Additionally, general and administrative expenses increased to support the research and development efforts of the Company and due to increased legal and accounting expenses related to complying with SEC reporting obligations.

         Interest income from the third quarter of 1998 increased to $74,130 from $2,376 in the third quarter of 1997. Such increase is attributable entirely to an increase in the average balances of cash and cash equivalents from proceeds of the initial public offering. Interest expense of $22,853 was incurred during the period ended September 30, 1998, a decrease of 66% from the $67,967 over the same period in 1997. Such decrease is attributable to a decrease in outstanding debt obligations. The Company retired $1,780,000 of debt with the proceeds of the initial public offering.

         Total loss increased to $1,999,610 for the third quarter of 1998, as compared to $1,208,424 for the third quarter of 1997, an increase of $791,186 or 65%. Such increased loss is attributable to the increased expenses set forth above. During the fourth quarter of 1998, the Company has taken steps to reduce its operating expenses by a reduction in work force and deferring certain clinical trials. As a result, the Company anticipates that its quarterly loss commencing in the first quarter of 1999 will be reduced; provided, however, no such assurances can be given in this regard.


NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1997

         Gross revenue for the nine months ended September 30, 1998 was $269,491 as compared to $152,476 for the same period ended September 30, 1997, representing an increase of $117,015 or 77%. The increase in revenue is primarily attributable to the introduction of the Company's first genetic test in the fourth quarter of 1997 and increased sales of that product. Cost of sales was $172,344 for the nine months ended September 30, 1998 as compared to $149,702 for the same period in 1997, representing an increase of 15%. This low increase is a result of the Company's ability to take advantage of volume processing discounts provided to it by its outside laboratory vendors.

         For the nine months ended September 30, 1998, the Company had research and development expenses of $1,379,860 as compared to $784,722 for the same period of 1997, an increase of $595,138 or 76%. This planned increase was the result of our continued investment in genetic research projects. In addition to the full time employment of key scientists for our coronary artery disease and osteoporosis genetic susceptibility tests, and for new clinical trials which have commenced and are continuing to run for the same two tests, the Company continues to perform science enhancement studies for our PST(R) product, as well as invest in our previously disclosed research projects related to diabetic retinopathy and asthma.

         Selling, general and administrative expenses increased for the nine months ended September 30, 1998 to $5,405,887 from $2,164,141 in the same period of 1997, an increase of $3,241,746 or 150%. This increase is primarily attributable to building the infrastructure required to support commercial operations and the increased marketing and sales efforts required to support the Company's genetic susceptibility testing business. Additionally, general and administrative expenses increased to support the research and development efforts of the Company, and due to increased legal and accounting expenses related to complying with SEC reporting obligations.

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

         Interest income from the nine months ended September 30, 1998 increased to $326,470 from $2,417 in the same period in 1997. Such increase is attributable entirely to the interest income generated by the unused net proceeds of the initial public offering. Interest expense of $70,278 was incurred during the period ended September 30, 1998, a decrease of 29% from the $98,657 over the same period in 1997. Such decrease is attributable to a decrease in the

Company's debt obligations, which were substantially reduced with the net proceeds of the Company's initial public offering.

         Total losses increased to $6,433,388 for the nine months ended September 30, 1998, as compared to $3,042,329 for the same period in 1997, an increase of $3,391,059 or 111%. Such increased loss is a result of the increased expenses set forth above. As previously discussed, during the fourth quarter, the Company has taken steps to reduce its operating expenses through a combination of a reduction in work force and deferring certain clinical trials. As a result, the Company anticipates that its quarterly loss commencing in the first quarter of 1999 will be reduced; provided, however, no such assurances can be given in this regard.



LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that its cash and cash equivalents are the most significant indicators of the Company's liquidity position. As of September 30, 1998, the Company had cash and cash equivalents of $4,601,170. The cash and cash equivalents position generated interest income of $74,130 in the third quarter of 1998.

         The Company currently does not have any commitments for material capital expenditures. The Company's obligation at September 30, 1998 for capitalized lease obligations totaled $276,174, of which long-term debt is $177,740 and short-term debt is $98,434.

         During the second quarter of 1998 the Company changed the terms of its long-term bank loan with the Bank of America NT&SA. The two existing loans were combined into a single term loan which matures in June 2005, representing a three-year extension from the previous loans. The principal balance at September 30, 1998 is $549,642, of which $468,210 is long-term debt and $81,432 is short-term debt. Three officers and directors of the Company who had served as guarantors on the two previous loans were removed as guarantors on the new loan. The Company has provided a $570,000 certificate-of-deposit as security for this loan. The Company believes that its obligations will be paid and payable from its cash and cash equivalents.

         Based on reductions in operating expenses which the Company has undertaken during the fourth quarter of 1998, the Company anticipates that the existing cash and cash equivalents, together with anticipated interest income and revenue, will be sufficient to conduct its operations as planned through June 1999. However, the Company's future capital requirements are anticipated to be substantial, and the Company does not have commitments for additional capital at this time. Such capital requirements are expected to arise from the commercial launch of additional genetic tests, continued marketing and sales efforts for PST, continued research and development efforts, the protection of the Company's intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. The Company plans to raise capital through equity and/or debt issuance when, and if, such capital is available to it. There can be no assurance that the additional financing will be available on favorable terms, if at all.

YEAR 2000 COMPLIANCE

         The efficient operation of the Company's business is dependent on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including information management services and financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with customers, and services supplied by vendors to coordinate year 2000 compliance and conversion. The year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information for the year 2000 and beyond. Unless modified prior to the year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly. Based on current information, the Company expects to attain year 2000 compliance and institute appropriate testing of its modifications and replacements in a timely fashion and in advance of the year 2000 date change. It is anticipated that modification or replacement of the Company's Programs and Systems will be performed in-house by company personnel.

         The Company believes that, with modifications to existing software and conversions to new software, the year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers may not interface properly with the Company's computer systems. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this issue. Management of the Company currently anticipates that the expenses and capital expenditures associated with its year 2000 compliance project, including costs associated with modifying the Programs and Systems as well as the cost of purchasing or leasing certain hardware and software, will not have a material effect on its business, financial condition or results of operations and are expenses and capital expenditures the Company anticipated incurring in the ordinary course of business regardless of the year 2000 problem. Purchased hardware and software has been and will continue to be capitalized in accordance with normal policy. Personnel and other costs related to this process are being expensed as incurred.

         The costs of year 2000 compliance and the expected completion dates are the best estimates of Company management and are believed to be reasonably accurate. In the event the Company's plan to address the year 2000 problem is not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on the Company's financial condition and results of operations. Problems encountered by the Company's vendors, customers and other third parties also may have a material adverse effect on the Company's financial condition and results of operations.

         In the event the Company's determines following the year 2000 date change that its Programs and Systems are not year 2000 compliant, the Company will likely experience considerable delays in processing customer orders and invoices, compiling information required for financial reporting and performing various administrative functions. In the event of such occurrence, the Company's contingency plans call for it to switch vendors to obtain hardware and/or software that is 2000 compliant, and until such hardware and/or software can be obtained, the Company will plan to use non-computer systems for its business, including information management services and financial reporting, as well as its various administrative functions.

YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT

         To the maximum extent permitted by applicable law, the above information is being designated as "Year 2000 Readiness Disclosure" pursuant to the "Year 2000 Information and Readiness Disclosure Act" which was signed into law on October 19, 1998.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS,

         The Company is not a party to, nor is its property the subject of, any pending legal proceeding.


ITEM 2.  CHANGES IN SECURITIES

         The following table sets forth the Company's use of proceeds from its initial public offering in November 1997, from the closing of such offering until September 30, 1998:


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
-------------------------------------------------------------- --------------
Cash, investments and changes in working capital               $   5,557,743
-------------------------------------------------------------- --------------
Retirement of debt                                                 1,780,000
-------------------------------------------------------------- --------------
Research and development expenses                                  1,416,658
-------------------------------------------------------------- --------------
Marketing and sales expenses                                       3,286,431
-------------------------------------------------------------- --------------
General and administrative expenses                                2,863,168
-------------------------------------------------------------- --------------
         Total net proceeds:                                   $  14,904,000
-------------------------------------------------------------- --------------


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to shareholders in the three months ended September 30, 1998.


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


                                      MEDICAL SCIENCE SYSTEMS, INC.


Date: November __, 1998               By: /s/ U. SPENCER ALLEN
                                         ---------------------------------------
                                          U. Spencer Allen
                                          Chief Financial Officer and Treasurer
                                          (Duly authorized signatory and
                                          Principle Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------
 27                        Financial Data Schedule