Form 10KSB
period 1998-12-31
MEDICAL SCIENCE SYSTEMS INC
filed 1999-03-31
CIK 1037649

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended DECEMBER 31, 1998   Commission File Number:  000-23413

                          MEDICAL SCIENCE SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)

                 TEXAS                              94-3123681
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)              Identification No.)

                          100 N.E. LOOP 410, SUITE 820
                            SAN ANTONIO, TEXAS 78216
               (Address of principal executive offices)(Zip Code)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year:  $412,942.

As of March 23, 1999, the aggregate value of the Registrant's Common Stock held by non-affiliates, based upon the average bid and asked price as of such date, was $2,649,732.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 5,548,470 shares of the Registrant's Common Stock issued and outstanding as of March 23, 1999.

ITEM 1.       DESCRIPTION OF BUSINESS

         CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-KSB ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECTION 27AOF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE EXCHANGE ACT OF 1934, AS AMENDED. SPECIFICALLY, ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS FORM 10-KSB REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND PLANS AND OBJECTIVES OF MANAGEMENT OF THE COMPANY FOR FUTURE OPERATIONS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY OR ITS SUBSIDIARIES OR COMPANY MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS INCLUDING, WITHOUT LIMITATION, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, CUSTOMER RELATIONS, RELATIONSHIPS WITH VENDORS, THE INTEREST RATE ENVIRONMENT, GOVERNMENTAL REGULATION AND SUPERVISION, PRODUCT INTRODUCTIONS AND ACCEPTANCE, TECHNOLOGICAL CHANGE, CHANGES IN INDUSTRY PRACTICES, ONETIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN AND IN THE COMPANY'S REGISTRATION STATEMENT ON FORM SB-2 (FILE NO. 333-37441) AND IN THE COMPANY'S ANNUAL, QUARTERLY AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY, "CAUTIONARY STATEMENTS"). ALTHOUGH THE COMPANY BELIEVES THAT ITS EXPECTATIONS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, OR INTENDED. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE APPLICABLE CAUTIONARY STATEMENTS. THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS. PROSPECTIVE INVESTORS ARE ADVISED NOT TO RELY UPON FORWARD-LOOKING STATEMENTS, BUT RATHER BASE THEIR INVESTMENT DECISION ON THE COMPANY'S ACTUAL RESULTS TO DATE.

                                   THE COMPANY

OVERVIEW

         Medical Science Systems, Inc., a Texas corporation ("MSSI" or the "Company") develops and commercializes genetic diagnostic tests and medical research tools. The Company's efforts are focused on genetic factors that affect the rate of progression of clinical disease through their influence on common host systems. The Company's first genetic test, PST(R), a test predictive of risk for periodontal disease, is currently marketed in the United States, France and Israel. Products under development include tests predictive of risk for osteoporosis, coronary artery disease, diabetic retinopathy, asthma and meningitis/sepsis. The Company believes by combining genetic risk assessment with specific therapeutic strategies, improved clinical outcomes and more cost-effective management of these common diseases are achieved. MSSI also develops and licenses its medical research tools, including BioFusion(R), to pharmaceutical companies. BioFusion, a proprietary enabling system for diagnostic and drug discovery and development, is a computer modeling system that integrates genetic and other sub-cellular behavior, system functions, and clinical symptoms to simulate complex diseases. This system allows for the utilization of the rapidly increasing databases of gene expression, cell biology, prognostic, pharmacogenomic and predictive medicine databases being generated in companies and academic centers worldwide.

         MSSI's executive offices are located at 100 N.E. Loop 410, Suite 820, San Antonio, Texas 78216, and its telephone number is 210/349-6400. MSSI was incorporated in Texas in 1986. MSSI maintains a website at www.medscience.com. In November 1997 MSSI completed an initial public offering of 1,800,000 shares of common stock, no par value ("Common Stock"). On March 16, 1999, the closing bid price of the Common Stock on The Nasdaq SmallCap Market was $1.00 per share.

CURRENT FINANCIAL CONDITION

         Since its inception, the Company has incurred cumulative net losses of approximately $14.9 million, including losses of approximately $9.5 million during 1998 and $4.5 million during 1997. For the years ended December 31, 1998 and 1997, the Company had negative cash flows from operating activities of approximately $8.5 million and $3.4 million respectively. As a result of these losses, available cash resources are limited and will be depleted in July 1999 absent additional debt or equity funding. While the Company continues to pursue sources of capital, there can be no assurance that they will be successful in these efforts. The ability of the Company to continue as a going concern is dependent upon the Company achieving significant revenue increases from their existing genetic products, developing new products, successfully marketing its products to customers at profitable prices and obtaining significant levels of new capital. If the Company is not successful in these efforts, the Company would likely be unable to continue operating as a going concern.

         The Company has retained the services of a New York City-based investment banking firm to assist it in raising capital pursuant to a private placement. Management of the Company believes that this offering will be successfully concluded during the second quarter of 1999. In addition, the Company is in discussions with a number of potential strategic partners and, if such discussions are successfully completed, the Company believes this will result in the up-front funding of some of its programs. There can be no assurance that the private placement or any of the partnering discussions will be completed.

STRATEGY

         MSSI's objective is to be a leading genetic diagnostic tests and medical research tools development company. MSSI's strategy is to develop products for research and clinical use that are commercialized through strategic collaborations. These products include tests that are predictive of disease risk and tools for use in drug development. The Company believes that it will, in the near term, generate testing revenues, licensing fees, research and development funding, and fee-for-service or participatory revenues pursuant to contracts with its collaborative partners. In the long term, the Company believes it will generate royalty payments from its corporate partners for new genetic tests and therapeutic products. The Company believes that this strategy allows the Company to generate near-term revenues and diversify risk, while building a proprietary product portfolio with significant long-term potential.

DEVELOPMENT SYSTEM AND APPROACH

         Many factors, both environmental and genetic, contribute to most common diseases. Importantly, some genetic factors are sufficiently strong that they influence the onset and progression of a disease despite many other variables. These genetic factors control aspects of the biology that have high leverage on the disease. The Company has focused its research and product development efforts on genetic factors that significantly change the clinical course of common, chronic diseases.

         The Company's development program uses a proprietary enabling system called BioFusion. BioFusion is a computer modeling system that integrates genetic and other biological information to identify specific molecules or biochemical pathways that have large magnitude effects on the progression of disease and clinical outcomes. The Company then conducts clinical and basic biological studies to test hypotheses generated by the modeling system.

         Using this approach, the Company has demonstrated that certain genetic factors are significant determinants of the clinical expression of multiple common diseases. These factors affect the severity and the rate of progression of clinical disease through their influence on host systems that are common to several disease processes. Thus a genotype-positive individual translates a disease challenge into a higher clinical disease trajectory than a genotype-negative individual with a comparable disease challenge.

PRODUCT PIPELINE AND PROPRIETARY POSITION

         The Company has completed clinical trials and patent applications have been filed or patents have been issued on the role of genetic factors in the following diseases:

o        Periodontitis
o        Osteoporosis
o        Coronary artery disease
o        Diabetic retinopathy
o        Meningitis/Sepsis
o        Asthma

Based on these discoveries, the Company is developing a pipeline of tests that are predictive of disease risk. Under development are tests predictive of the disease risk for osteoporosis, coronary artery disease, diabetic retinopathy (blindness associated with diabetes), asthma and meningitis/sepsis. PST, a test predictive of disease risk for periodontitis (gum disease), was introduced commercially in the U.S. in the fourth quarter of 1997.

         In each clinical disease field, the Company's development program is focused on understanding how genetic risk factors relate to overall risk for the disease and establishing clear links to treatment. By combining genetic risk assessment with specific therapeutic strategies, the Company believes improved clinical outcomes and more cost-effective management of these common diseases can be achieved. These genetic factors are also of value in both identifying response patterns during clinical trials for the enhancement of existing therapeutic agents and for developing new therapeutics directed at specific immuno- inflammatory components of several common diseases.

CLINICAL UTILITY

         The Company believes in the advantages a genetic approach to medicine offers in the prevention, management and treatment of disease. The Company believes its predictive tests and research tools are of value to:

o Pharmaceutical companies, who may use them to speed new drug development, to improve the efficacy of their drugs, and to develop new therapeutics.

o Payors and organizations who provide health care services, who may use them to stratify patients by risk and more effectively allocate resources for the greatest benefit.

o Physicians and other healthcare professionals, who may use this information to assess the risk involved for their patients and adopt appropriate treatments or preventive strategies.

o Patients committed to staying healthy, who may use this information to make better choices and set priorities based on personal knowledge of their individual risk for common diseases.


TEST PREDICTIVE OF DISEASE RISK FOR PERIODONTAL DISEASE.

         The Company's first genetic susceptibility test, PST, detects a genetic susceptibility to severe gum disease (periodontitis). Periodontitis is a bacterially-induced chronic inflammation that destroys the collagen fibers and bone that surround and support the teeth. Untreated, periodontitis will eventually result in tooth loss.

         The PST is the result of a scientific breakthrough in which an association was discovered between a specific IL-1 genotype and severe periodontal disease. IL-1 is a cytokine or protein that is known to play a role in inflammation and the expression of periodontal disease. Patients with this specific genotype have been found to progress more rapidly towards severe periodontal disease. It has also been determined that cells with this genotype produce as much as four times more IL-1 in response to the same bacterial challenge. Prevention or therapeutic intervention aimed at reducing the bacterial challenge should decrease the stimulus for IL-1 production and thereby protect the patient against the potentially destructive effects of this genotype. It is estimated that approximately 30% of the population will test positive for this genotype.

         The Company has developed PST pursuant to a project agreement between the Company and Sheffield University. In November, 1997, a patent related to the detection of genetic predisposition to periodontal disease was issued to the Company. The Company initiated commercial sales of PST in October 1997. In December 1998, the Company entered into an agreement with Washington Dental Service, a member of Delta Dental Plans Association, for the purchase of 1,200 PST tests to be used in a study sponsored by Washington Dental Service, in collaboration with the University of Washington School of Dentistry and MSSI. The study is designed to quantify the relationship between PST genotype status and the utilization of dental services by patients in a dental plan.

         The study, which began in early 1999, will provide scientific and financial information about PST in a reimbursement system. If patients who are at increased risk for periodontal disease can be identified early using PST, services can be provided which should minimize the progression of disease and the cost and complications of its consequences. The most costly dental procedures are usually those associated with tooth loss due to advanced disease (i.e., bridges, partial dentures, implants, etc.). Therefore, early identification and intervention of high-risk patients is in the patients' and payer's best interest. The Company believes that this study will provide important scientific and financial data regarding the use of PST as a treatment-planning tool to assess risk before actual damage occurs. It is currently anticipated that the data from the study will be available for analysis by the third quarter of 1999.

         The Company has entered into agreements for PST to be marketed in North America, France and Israel and is currently in discussions with several prospective marketing partners for European rights.

TEST PREDICTIVE OF DISEASE RISK FOR OSTEOPOROSIS.

         The Company's second genetic test is a test for susceptibility to osteoporosis. Osteoporosis, the most common bone disease, resulting in a decrease in the amount of normal bone which leaves the affected individual more susceptible to fractures. The Company has identified a genetic marker that in clinical trials was associated with a more rapid loss of bone in women after menopause.

         The clinical utility of the osteoporosis susceptibility test lies in its ability to predict a patient's future bone density trend. A genotype positive test result is a significant risk factor for accelerated bone loss after menopause. A positive patient is more likely to exhibit low bone mineral density and experience severe fractures compared to a genotype negative patient. Early patient identification and appropriate intervention can alter the rate of the disease.

         The Company's test provides data that will allow practitioners to practice preventive medicine. Results of this test will assist women who are approaching menopause in deciding whether to start treatment. This will enable counseling at a sufficiently early stage in the process that significant bone loss can be avoided through lifestyle modification and/or drug/hormone therapy.

         The Company is also expecting results from a large-scale clinical trial on its osteoporosis test during 1999.

TEST PREDICTIVE OF DISEASE RISK FOR CORONARY ARTERY DISEASE (Patent Pending).

         The Company's third genetic susceptibility test, which is currently under development, is the coronary artery disease test (the "CAD test"). The CAD test is a genetic test capable of detecting those individuals with a significantly higher level of susceptibility to coronary artery disease. This marker can be combined with other risk factors to identify individuals at high risk for developing a more rapidly progressive and severe form of coronary artery disease.

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

         The Company is also expecting results from two large-scale clinical trials on its coronary artery disease test during 1999.

TEST PREDICTIVE OF DISEASE RISK FOR RETINOPATHY IN DIABETICS (Patent Pending).

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

         To date, the Company has completed an initial study involving 500 patients who demonstrated a strong association between specific genetic markers and susceptibility to diabetic retinopathy. A confirmatory clinical trial is presently underway. Clinical utility studies to establish links to treatment are planned to begin when the confirmatory data are in.

TESTING PROCEDURE

         Each of the Company's six genetic susceptibility tests requires, or will require, that a single procedure be utilized. To conduct a genetic susceptibility test, the doctor draws a blood sample and submits it to the Company's customer service department. The customer service department then logs in the sample and submits sample batches to the MSSI Laboratory or reference lab for testing. The laboratory then performs the test following the Company's specific protocol and informs the Company of the results. The Company, in turn, advises the doctor of the results, who informs the patient and determines the appropriate course of action. At the time results are provided to the doctor, the Company's billing service will invoice the patient directly for the test. The doctor will then invoice the patient for his or her professional services related to administration of the test.

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

         In the future, the Company may license the right to market and perform the testing services to collaborative partners in exchange for a royalty or other payments.

PRE-MARKETING TRIALS/STATUS OF PREDICTIVE TESTS

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

PRODUCT DEVELOPMENT

         The Company has ongoing research to continue to identify other genetic factors that appear to be associated with other diseases. The Company plans on filing additional patent applications to cover these discoveries. It is the Company's intent to bring these discoveries to market in the form of tests predictive of disease risk or medical research tools. The Company has also come upon certain genetic factors that might be likely candidates to serve as therapeutic targets, those susceptible to influence by drug agents. The Company is considering certain collaborative long term relationships with pharmaceutical companies as a method to provide for either the licensing of its discoveries or to assist in the research and development of future products.

STRATEGIC ALLIANCES AND COLLABORATIONS

         The Company's strategy is to develop products for research and clinical use and commercialize such products through strategic alliances.

         SHEFFIELD UNIVERSITY

         In 1994 the Company entered into a strategic alliance with the Section of Molecular Medicine at Sheffield University, a world leader in the genetic aspects of common diseases with an inflammatory component. The Company has followed a strategy of working with strategic partners at the fundamental discovery stage. This strategy has given the Company access to discoveries while reducing up-front research expenses. Since 1994, the Company has had a strategic alliance with the Department of Molecular and Genetic Medicine at Sheffield University in the United Kingdom ("Sheffield"). Under this alliance, Sheffield has provided to the Company the fundamental discovery and genetic analysis from Sheffield's research laboratories and the Company has focused on product development, including clinical trials, and the commercialization of these discoveries. The Company has entered into multiple joint development and commercialization project agreements with Sheffield, and anticipates entering into additional collaborative arrangements with Sheffield and other parties in the future. See "Factors Affecting Future Performance - Reliance on Collaborative Partners."

         GLAXO WELLCOME

         The Company has entered into a development and license agreement with Glaxo Wellcome to develop a computer model in support of new compound screening. MSSI's BioFusion proprietary technology provides a means of developing computer-based simulation models of large, complex biological systems, which can assist in the interpretation of gene expression and molecular screening databases. The computer models can be used for a number of purposes, including identifying new biologic targets for drug or diagnostic discovery, understanding how genetic discoveries influence disease, and clinical trial design. Medical Science Systems has utilized this technology to support the development and commercialization of its genetic tests and in support of drug development efforts for large pharmaceutical companies.

         DELTA DENTAL

         The Company signed an agreement with Washington Dental Service, a member of the Delta Dental Plans Association, for the purchase of 1,200 PST tests. PST is the Company's test predictive of disease risk for periodontal disease (gum disease). The tests will be used in a study, sponsored by Washington Dental Service, in collaboration with the University of Washington School of Dentistry and Medical Science Systems. The study is designed to quantify the relationship between PST genotype status and the utilization of dental services by patients in a dental plan.

         The study, scheduled to begin in 1999, will provide scientific and financial information about PST in a reimbursement system. This study is expected to provide scientific and financial data regarding the use of PST as a treatment-planning tool to assess risk. The data from the study should be available for analysis during 1999. See "Factors Affecting Future Performance - Reliance on Collaborative Partners."

         PST COMMERCIAL PARTNERSHIPS

         In December 1997, the Company entered into an agreement with Medicadent, a French corporation ("Medicadent"), to market and sell PST in France. In August 1998, the Company entered into an agreement with H.A. Systems, Ltd. to market and sell PST in Israel. Medicadent commenced offering PST in France in June 1998, and the Company expects H.A. Systems to commence offering PST in Israel in early 1999. No assurances can be made regarding the commercial acceptance of PST. The Company anticipates additional international agreements for the distribution of PST in 1999, but no assurances can be made that such agreements will be entered into by the Company.

         In March 1999, the Company entered into an agreement with the Straumann Company to market and sell PST in the United States and Puerto Rico.

INTELLECTUAL PROPERTY

         The Company's commercial success will be dependent in part on its ability to obtain patent protection on genes, genetic sequences and/or their relationship to common diseases, as well as diagnostic and therapeutic products and methods based on the association between particular genes and diseases, discovered by the Company and Sheffield University. The Company has a total of four issued U.S. patents and 14 pending U.S. patent applications. Of the four issued patents, two relate to the Company's genetic tests and two relate to BioFusion, the Company's biologic modeling software. The U.S. Patent and Trademark Office issued patents for the Company's periodontal and osteoporosis tests in November and December, 1997, respectively.

         The Company has been granted a number of corresponding foreign patents and has filed foreign counterparts of its U.S. applications within the appropriate time frames. Where the Company has originally filed in another country, it has filed and plans to continue to file U.S. and other foreign counterparts within the appropriate time frame. These applications seek to protect these gene markers and corresponding use of gene markers, and products derived therefrom and uses therefor.

         As provided in the applicable project agreements between the Company and Sheffield University, the Company files and prosecutes all patents. To the extent an invention is developed by personnel of Sheffield, the Company is granted a worldwide license to the invention and Sheffield is obligated to assign its patent rights to the invention, both subject to Sheffield's continuing rights to share in the net profits as set forth in the applicable project agreement. To the extent the invention is developed by personnel of the Company, the Company owns the patent, subject to the right of Sheffield to share in the net profits as set forth in the applicable project agreement. To the extent the invention is jointly developed by personnel of the Company and Sheffield, each party has joint ownership. However, the Company is granted a worldwide license to the invention patent, subject to Sheffield's continuing rights to share in the net profits as set forth in the applicable project agreement. Such assignment agreements transferring rights to both the issued and pending U.S. patents and patent applications have been recorded in the U.S. Patent and Trademark Office and for corresponding foreign patents in the relevant foreign patent offices.


         The Company is continuing to identify and develop applications related to additional genetic markers. The Company has also applied for trademark protection for the name of its periodontal susceptibility test. The Company's proprietary technology is subject to numerous risks. See "Factors Affecting Future Performance."

COMPETITION

         Competition in the Company's potential markets is intense. Although testing for major genetic defects, such as Down's Syndrome, has been available for years, genetic susceptibility testing for multi- factorial diseases is a newly emerging growth segment. Despite this segment's relatively young age, other companies do exist which have research programs seeking disease related genes for therapeutic and susceptibility testing purposes, including some that involve treatable/ preventable disease. The technologies for discovering genes which predispose individuals to major diseases and approaches for commercializing those discoveries are new and rapidly evolving. Rapid technological developments could result in the Company's potential services, products, or processes becoming obsolete before the Company recovers a significant portion of its related research and development costs and capital expenditures associated therewith.


         Competitors of the Company in the United States and abroad are numerous and include, among others, major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions, including those receiving funding from the Human Genome Project. Other companies with research programs include Myriad Genetics, Inc. ("Myriad") and Genome Therapeutics Corp. ("GTC"). GTC has announced that it has research programs focusing on osteoporosis. Myriad has a test for breast cancer and has announced research programs for osteoporosis and coronary artery disease. Many of the Company's other potential competitors have considerably greater financial, technical, marketing and other resources than the Company, which may allow these competitors to discover important genes in advance of the Company. If the Company does not discover disease-predisposing genes, characterize their functions, develop genetic tests and related information services based on such discoveries obtain regulatory and other approvals, and launch such services or products before competitors, the Company could be adversely affected.

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

         Furthermore, the primary focus of each of the above-referenced companies is performing gene- identifying research for pharmaceutical companies for therapeutic purposes, with genetic susceptibility testing being a secondary goal. On the other hand, the Company's primary business focus is developing and commercializing genetic susceptibility tests for common diseases, with only an ancillary drug discovery program.

GOVERNMENT REGULATION

         The sampling of blood, saliva or cheek scrapings from patients and subsequent analysis in a clinical laboratory does not, at the present time, require Federal Drug Administration ("FDA") or regulatory authority approval inside the U.S. for either the sampling procedure or the analysis itself. The samples are taken in the healthcare provider's office, using standard materials previously approved as medical devices, such as sterile lancets and swabs. The testing procedure itself is performed in one or more registered, certified clinical laboratories under the auspices of the Clinical Laboratory Improvement Amendments of 1988, administered by the Health Care Financing Administration. The federal regulations governing approval of the laboratory facilities and applicable state and local regulations governing the operation of clinical laboratories would also apply. Changes in such regulatory schemes could require advance regulatory approval of genetic susceptibility tests sometime in the future could have a material adverse effect on the Company's business. In addition, certain billing practices of the Company required it, or a subsidiary, to be licensed and regulated under CLIA.

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

EMPLOYEES

         As of March 1, 1999, the Company had 18 full-time employees. Of the Company's employees, 78% are engaged directly in the development and commercialization of tests and 22% are engaged in administrative or managerial activities.

         The Company's employees are not covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

FACTORS AFFECTING FUTURE PERFORMANCE

         NO ASSURANCE OF ADDITIONAL NECESSARY CAPITAL

         The Company anticipates that its current financial resources will be adequate to maintain its current and planned operations through July 1999. THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO RAISE ANY ADDITIONAL NECESSARY CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED, THE COMPANY WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

         The Company's future capital requirements will depend on many factors, including successful expansion of sales of PST(R), the Company's genetic test for periodontal disease, and continued scientific progress with its research and development programs. The continuation of the Company's research and development activities may require substantial additional capital from private or public sources. There is no assurance that such capital will be available to the Company on acceptable terms. Furthermore, the market for publicly-traded stocks of biotechnology companies has been depressed since 1993, and the competition for equity capital from public and private sources has intensified among the over 1,000 biotechnology companies in the United States that are dependent on infusions of capital to fund their operations. The Company is also engaged from time to time in discussions with several companies concerning the licensing of certain of the Company's proprietary technologies or forming strategic alliances, which could provide additional sources of funding to the Company as well as a possible source of equity capital. The Company is unable to predict the likelihood of completing any such arrangements. There can be no assurance that the Company will be successful in obtaining additional capital in amounts sufficient to continue to fund its operations and product development.

         INABILITY TO FULLY USE NET OPERATING LOSS CARRYFORWARDS

         As a result of the losses incurred in 1997 and 1998, the Company has not recorded a Federal income tax provision for those years and has recorded a valuation allowance against all future tax benefits. As of December 31, 1998, the Company had net operating loss carryforwards of approximately $13,000,000 for federal income tax purposes, expiring in varying amounts through the year 2018, which are available to offset future taxable income. The Company also had a research tax credit of approximately $170,129 at December 31, 1998 that expires in varying amounts through the year 2018. The Company's ability to use its NOL and credit carryforwards to offset future taxable income is subject to
Section 382 of the Internal Revenue Code of 1986 (the "Code"). These restrictions provide for limitations on the Company's utilization of its NOL and credit carryforwards following a greater than 50% ownership change during the prescribed testing period. As of December 31, 1998 the Company has experienced an ownership change in excess of 40% during its testing period of October 1, 1996-December 31, 1998.


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

         HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

         We incurred a net operating loss of $788,546 in fiscal year 1996, $4,494,062 in 1997 and $9,508,275 in 1998. As of December 31, 1998, our
accumulated deficit was $14,790,883. Our losses have resulted principally from expenses incurred in research and development and from selling, general and administrative expenses. These expenses have exceeded our revenues. We have yet to generate any significant revenues from the sale of our genetic susceptibility testing services and there can be no assurance that we will be able to generate significant revenues in the future. We expect our operating losses to continue for the near future as our research and development, sales and marketing activities and operations continue. Our ability to achieve profitability depends on our ability to develop our sales and marketing capacity and our ability to successfully market and sell our products and services. It is uncertain when we will become profitable.

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

         RELIANCE ON COLLABORATIVE PARTNERS

         In 1994 the Company entered into a strategic alliance with the Section of Molecular Medicine at Sheffield University, a world leader in the genetic aspects of common diseases with an inflammatory component. In 1996 the Company formalized its relationship by entering into a master agreement (the "Master Agreement"). Under the terms of the Master Agreement, the Company will undertake the development and commercialization of any discoveries resulting from the research of Section of Molecular Medicine at Sheffield University. In exchange, Sheffield University will receive a share of the resultant net profits, with the percentage of net profits for the Company and Sheffield University agreed upon separately under project agreements related to each test (each a "Project Agreement"). The Company's share of the net profits under such Project Agreements ranges from 60% to 67%. The Master Agreement may be terminated with or without cause by either party upon six-months notice. Although termination does not affect any existing Project Agreements, any termination would limit or eliminate the Company's access to future Sheffield University genetic discoveries that fall outside of the scope of the Company's existing Project Agreements.

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

         The Company has fourteen patent applications pending, including applications covering certain of its anticipated genetic susceptibility tests. There can be no assurance that the Company's patent applications will ever be issued as patents or that the claims of any issued patents will afford meaningful protection for the Company's technology or products. Further, others may develop similar products which test for susceptibility related to some diseases yet avoid infringing upon, or conflicting with, the Company's anticipated patents. In addition, there can be no assurance that any patents issued to the Company will not be challenged, and subsequently narrowed, invalidated or circumvented.

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

         POSSIBLE NASDAQ DELISTING; LIMITED PUBLIC MARKET FOR COMMON STOCK; POSSIBLE VOLATILITY OF SECURITIES PRICES

         Our Common Stock is currently listed on The Nasdaq SmallCap Market and the Boston Stock Exchange. If the Company fails to maintain the qualification for its Common Stock to trade on the Nasdaq SmallCap Market or the Boston Stock Exchange, its Common Stock could be subject to delisting. The Nasdaq Stock Market announced increases in the quantitative standards, which became effective in February 1998, for maintenance of any of (x) $2,000,000 of net tangible assets, (y) $35,000,000 of market capitalization or (z) $500,000 of net income for two of the last three years and a minimum bid price per share of $1.00. On February 3, 1999, we received notice from Nasdaq that we are in violation of Nasdaq's minimum bid price requirement and that if our Common Stock does not have a closing bid price of at least $1.00 for ten consecutive trading days during the 90 day period ended May 3, 1999, our Common Stock will be subject to delisting on May 3, 1999. The Company believes it has satisfied this requirement by having a closing bid price of at least $1.00 for the ten consecutive trading days ending March 29, 1999; however the Company has not yet received notice from NASDAQ that such requirement was satisfied. Furthermore, there can be no assurance that our stock price will maintain such $1.00 minimum bid price. If the market price for our Common Stock does fall below the $1.00 bid price, our Common Stock could be subject to delisting from The NASDAQ SmallCap Market.

         If our shares are not listed as intended, trading, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board, which was established for securities that do not meet The Nasdaq SmallCap Markets listing requirements. Consequently, selling our shares would be more difficult because smaller quantities of shares could be bought and sold, transactions could be delayed, and security analysts' and news media's coverage of our company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

         If our shares are not listed on The Nasdaq SmallCap Markets and/or the Boston Stock Exchange, they may become subject to Rule 15g-9 under the Exchange Act. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our shares and affect the ability of holders to sell our shares in the secondary market.

         The SEC's regulations define a "penny stock" to be any equity security that has a market price less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. The penny stock restrictions will not apply to our shares if they are listed on The Nasdaq SmallCap Market or the Boston Stock Exchange and we provide certain price and volume information on a current and continuing basis, or meet required minimum net tangible assets or average revenue criteria. We cannot assure you that our shares will qualify for exemption from these restrictions. If our shares were subject to the penny stock rules, the market liquidity for the shares could be adversely affected.

         Historically, the Common Stock has experienced low trading volumes. The market price of the Common Stock also has been highly volatile and it may continue to be highly volatile as has been the case with the securities of other public biotechnology companies. Factors such as announcements by Medical Science Systems or its competitors concerning technological innovations, new commercial products or procedures, proposed government regulations and developments or disputes relating to patents or proprietary rights may substantially affect the market price of the Company's securities. Changes in the market price of the Common Stock may bear no relation to the Company's actual operational or financial results.

         LIMITED MARKETING OR SALES EXPERIENCE

         Our business strategy is to provide genetic susceptibility testing services aimed at common diseases that are treatable and preventable. The commercial introduction of the periodontal susceptibility test at the beginning of October 1997 represented our first such effort. In preparation for the launch of the periodontal susceptibility test, we have devoted substantial human and financial resources to the establishment and staffing of a customer service support facility and the building of a sales and marketing infrastructure. However, we have limited experience in developing and commercially marketing susceptibility testing services. It is uncertain whether our customer service support facilities and sales and marketing program will achieve efficient, effective or successful operations. Failure to successfully market such tests could reduce our revenues and may result in losses.

         PRODUCT LIABILITY EXPOSURE

         Our business exposes us to potential liability risks inherent in the testing and marketing of medical and dental related services or products. It is uncertain whether liability claims will be asserted against us. We have product and professional liability insurance which we believe provides coverage for the testing and commercial introduction of our genetic susceptibility tests. It is uncertain whether we will be able to maintain such insurance on acceptable terms. Any insurance obtained may not provide adequate coverage against potential liabilities. A liability claim, even one without merit, could result in significant legal defense costs thereby increasing our expenses, lowering our earnings and even resulting in losses.

         ETHICAL, LEGAL AND SOCIAL IMPLICATIONS OF GENETIC TESTING

         The prospect of broadly available genetic testing has raised issues which are currently being widely discussed by the medical and scientific communities, as well as other interested groups and organizations, regarding the appropriate utilization and the confidentiality of information provided by such testing. The recent movement towards discovery and commercialization of susceptibility tests for assessing a person's likelihood of developing a chronic disease has also focused public and legislative attention on the need to protect the privacy of genetic assessment medical information. With the progression towards more comprehensive record keeping by health insurers and managed care firms, this need has led to a number of legal initiatives. The recently enacted federal health insurance reform law (Health Insurance Portability Act of 1996) recognizes the comparability of information obtained by genetic means to other types of personal medical information. The law prohibits insurance companies from refusing health insurance coverage to individuals on the basis of their medical history, including "genetic information." This legislation also prohibits employees from discrimination in hiring practices on the same basis. This legislation indicates a trend to protect the privacy of patients while allowing them to be screened for conditions which, can be prevented, reduced in severity or cured. In the most extreme scenario, governmental authorities could, for social or other purposes, limit the use of genetic testing or prohibit testing for genetic susceptibility to certain conditions. For these reasons, we could experience a delay or reduction in test acceptance. Such a delay or reduction could reduce our revenues or result in losses.

         We are taking a proactive stance in the ethical arena. We have engaged Dr. Philip Reilly, who is both an M.D. (certified specialist in clinical genetics) and an attorney, to advise us in the area of genetic testing and its ethical, legal and clinical utility ramifications. Additionally, we are currently advising doctors who administer our genetic susceptibility tests to take special efforts to maintain the confidentiality of the test results. Our intent is to avoid information about test results being disclosed to insurers until issues regarding insurability have been fully analyzed and acted upon by the appropriate legislative bodies.

         DEPENDENCE ON KEY PERSONNEL AND CONSULTANTS

         Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified management, scientific and technical personnel. Our company will also be dependent upon the ability to hire qualified marketing and sales personnel. Competition for scientific, marketing and sales personnel is intense. Loss of the services of Mr. White or Dr. Kornman could adversely affect our research and development programs and susceptibility testing service business and could impede the achievement of our business objectives. We do not maintain key man life insurance on any of our personnel.

         CONTROL BY EXISTING SHAREHOLDERS

         Our directors, executive officers and certain of their affiliates beneficially own approximately 55.9% of our outstanding Common Stock. Accordingly, these shareholders, individually and as a group, may be able to influence the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Amended and Restated Articles of Incorporation or Amended and Restated By-Laws and the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets. Such control by existing shareholders could have the effect of delaying, deferring or preventing a change in control.

         ABSENCE OF DIVIDENDS

         We have never paid dividends and do not intend to pay any dividends in the foreseeable future.

         SHARES ELIGIBLE FOR FUTURE SALE

         Substantially all of the outstanding Common Stock is available for sale in the public marketplace. There are also outstanding stock options and warrants to purchase an aggregate of 1,174,383 shares of Common Stock at various exercise prices per share. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or the availability of such shares for sale will have on the market prices prevailing from time to time. The possibility that substantial amounts of Common Stock may be sold in the public market may adversely affect prevailing market prices for the Common Stock, and could impair the Company's ability to raise capital through the sale of its equity securities.

         EFFECT OF PREFERRED STOCK AND DIRECTOR REMOVAL PROVISIONS

         Our Board of Directors is authorized to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, such Preferred Stock may have other rights, including economic rights, senior to the Common Stock. As a result, the issuance of Preferred Stock could decrease the market value of the Common Stock.

         Our Amended and Restated Articles of Incorporation provide that members of the Board of Directors may be removed only for cause upon the affirmative vote of holders of at least a majority of the shares of our outstanding capital stock entitled to vote. Certain other provisions of our Amended and Restated Articles of Incorporation could also have the effect of delaying or preventing changes of control or in management. Such a delay or preventive effect could adversely affect the price of our Common Stock.

ITEM 2.       DESCRIPTION OF PROPERTY

         The Company has two offices in the following locations: Flagstaff, Arizona and San Antonio, Texas. Flagstaff, Arizona is the site of the Company's global commercial operations, including its marketing, sales and customer service organization. The San Antonio Research Center is the principal site of its research and development and employs teams of top medical, dental and computer scientists. San Antonio is the site of its corporate headquarters.

         The Company's commercial operations office located at 3100 N. West Street, Bldg. A, Flagstaff, Arizona, contains 6,000 square feet and is held under a five year lease which expires in September 2002. The Company's research and development office, located at 100 N.E. Loop 410, Suite 1350, San Antonio, Texas, contains 1,961 usable square feet and is held under a five year lease that will convert into a month to month tenancy on May 31, 2003 unless either party gives a prior 30 day notice. The Company's former corporate headquarters, located at 4400 MacArthur Boulevard, Suite 980, Newport Beach, California, contains 1,798 usable square feet and has been subleased by the Company until the expiration of the Company's original lease in April 2001.

ITEM 3.       LEGAL PROCEEDINGS

         On March 2, 1999, Entelos, Inc. filed an action against the Company in United States District Court for the Northern District of California, alleging that two of Entelos' principals, Samuel Holtzman and Thomas Paterson, are co-inventors of the inventions claimed in two of the Company's patents - U.S. Pat. Nos. 5,657,255 and 5,808,918, both of which relate to the Company's BioFusion products. In the suit, Entelos seeks a declaratory judgment that Entelos is the co-owner of all rights under the foregoing patents, an order correcting the inventorship of the patents to list Holtzman and Paterson as co-inventors, and restitution to Entelos of its share of the profits obtained from the patents. The Company is currently investigating the claims of co-inventorship and is engaged in settlement discussions with Entelos in an effort to resolve the matter out of court.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock began trading on The Nasdaq SmallCap Market on November 26, 1997 under the symbol "MSSI" and on the Boston Stock Exchange under the symbol "MSC." Prior to that date, there was no established trading market for the Common Stock. the following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock, as reported by the Nasdaq Small Cap market, since the Common Stock commenced public trading. The quotations represent prices in the over-the-counter market between dealers and securities, and do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.


1998:                                              High              Low
                                                  ------            ------
First Quarter........................             $6.063            $2.938

Second Quarter ......................             $5.00             $3.50

Third Quarter........................             $4.25             $1.313

Fourth Quarter.......................             $2.125            $0.469

1997:
November 26 - December 31, 1997......             $9.00             $3.875


NUMBER OF SHAREHOLDERS

         As of March 23, 1999, there were approximately 475 beneficial holders and 97 record holders of the Company's Common Stock.

DIVIDENDS

         The Company has not declared any dividends to date and does not plan to declare any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

         Medical Science Systems, Inc., a Texas corporation ("MSSI" or the "Company") develops and commercializes genetic diagnostic tests and medical research tools. The Company's efforts are focused on genetic factors that affect the rate of progression of clinical disease through their influence on common host systems. The Company's first genetic test, PST(R), a test predictive of risk for periodontal disease, is currently marketed in the United States, France and Israel. Products under development include tests predictive of risk for osteoporosis, coronary artery disease, diabetic retinopathy, asthma and meningitis/sepsis.

The Company believes by combining genetic risk assessment with specific therapeutic strategies, improved clinical outcomes and more cost-effective management of these common diseases are achieved. MSSI also develops and licenses its medical research tools, including BioFusion(R), to pharmaceutical companies. BioFusion, a proprietary enabling system for diagnostic and drug discovery and development, is a computer modeling system that integrates genetic and other sub-cellular behavior, system functions, and clinical symptoms to simulate complex diseases. This system allows for the utilization of the rapidly increasing databases of gene expression, cell biology, prognostic, pharmacogenomic and predictive medicine databases being generated in companies and academic centers worldwide.

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

         In December 1997, the Company entered into an agreement with Medicadent, a French corporation ("Medicadent"), to market and sell PST in France. In August 1998, the Company entered into an agreement with H.A. Systems, Ltd. to market and sell PST in Israel. Medicadent commenced offering PST in France in June 1998, and the Company expects H.A. Systems to commence offering PST in Israel in early 1999. No assurances can be made regarding the commercial acceptance of PST. The Company anticipates additional international agreements for the distribution of PST in 1999, but no assurances can be made that such agreements will be entered into by the Company. In March 1999, the Company entered into an agreement with the Straumann Company to market and sell PST in the United States and Puerto Rico.

         The Company has been awarded four U.S. patents, and has fourteen U.S. patent applications pending. The U.S. Patent & Trademark Office awarded patents to the Company for its osteoporosis and periodontal disease susceptibility tests and two patent awards for its biologic modeling technology called BioFusion(R), which is used by the Company in the discovery, development and commercialization process.

         In November 1997, the Company completed its initial public offering of Common Stock raising gross proceeds of $16.2 million. The Company is using the proceeds of the offering for sales, marketing and commercial operations for its genetic susceptibility testing business and continued research and development of new genetic susceptibility tests.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

         Gross revenue for the year ended December 31, 1998 was $412,942 as compared to $195,928 for the year ended December 31, 1997, representing an increase of $217,014 or 111%. The increase in revenue is primarily attributable to sales of PST, the Company's first genetic test which was made commercially available in the fourth quarter of 1997. Cost of sales was $216,284 for the year ended December 31, 1998 as compared to $166,442 for the same period in 1997, representing an increase of 30%. This increase is a result of the increase in sales, offset by the Company's ability to take advantage of volume processing discounts provided to it by its outside laboratory vendors.

         For the year ended December 31, 1998, the Company had research and development expenses of $2,799,220 as compared to $1,223,468 for 1997, an increase of $1,575,752 or 129%. This increase was due to our continued investment in genetic research projects. In addition to the full time employment of key scientists for our coronary artery disease and osteoporosis genetic susceptibility tests, and for new clinical trials which have commenced and are continuing to run for the same two tests, the Company continues to perform science enhancement studies for our PST product, as well as invest in our previously disclosed research projects related to diabetic retinopathy and asthma.

         One additional factor in the increase of research and development expenses, as discussed above, is the write-down of capitalized patent expenses. The resulting charge, taken in the fourth quarter of 1998, was $866,534, or 32%, of research and development expenses for the year. Management believes it is appropriate to expense these costs after consideration of their current development strategy, available capital and the requirements of statement of Financial Accounting Standard 121.

         Selling, general and administrative expenses increased for 1998 to $7,200,444 from $2,868,057 for 1997, an increase of $4,332,387 or 151%. This increase is primarily attributable to building the infrastructure required to support commercial operations and the increased marketing and sales efforts required to support the Company's genetic susceptibility testing business. Additionally, general and administrative expenses increased to support the research and development efforts of the Company, and due to increased legal and accounting expenses related to complying with SEC reporting obligations.

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

         Interest income for the year ended December 31, 1998 increased to $379,054 from $53,889 for 1997. Such increase is attributable entirely to the interest income generated by the unused net proceeds of the initial public offering. Interest expense of $94,597 was incurred during the year ended December 31, 1998, a decrease of 81% from $485,062 over the same period in 1997. Such decrease is attributable to a decrease in the amount of the Company's debt obligations, which were substantially reduced with the net proceeds of the Company's initial public offering.

         Net losses increased to $9,508,275 for the year ended December 31, 1998, as compared to $4,494,062 for the same period in 1997, an increase of $5,014,213 or 112%. Such increased loss is a result of the increased expenses set forth above.

         Based on the change in late 1998 to a partnering strategy for both development and commercialization of new products, the Company believes that its net loss for the first quarter of 1999 will be approximately 50% of its average quarterly loss in 1998.

         COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996.

         Revenues for the year ended December 31, 1997 decreased by $1,722,951, from $1,918,879 for the year ended December 31, 1996 to $195,928 for the same period in 1997, due to the decrease in contract research agreements. In the summer of 1996, the Company changed its focus from providing pharmaceutical companies clinical trial and research services pursuant to contract research agreements to concentrating its resources on developing genetic susceptibility tests. This change in focus resulted in a significant decrease in revenue for the year ended December 31, 1997 compared to the same period for 1996. Research and development expenses increased by $265,219 to $1,223,468 for the year ended December 31, 1997 from $958,249 in 1996. The research and development expenses are attributed to development expenses related to work on developing genetic susceptibility tests for periodontitis, osteoporosis, coronary artery disease and diabetic retinopathy. Selling, general and administrative expenses increased by $1,705,289 from $1,162,768 for the year ended December 31, 1996 to $2,868,057 for the same period in 1997. The increase in 1997 was primarily due to the hiring of additional sales and marketing personnel and costs related to the pre-commercial launch of the periodontal susceptibility test, sales and marketing expenses related to the launch of the periodontal susceptibility test and salaries and benefits paid to existing and newly-hired sales and marketing employees. In addition, the Company has incurred additional legal and accounting expenses as a result of the reporting obligations related to being a publicly-traded entity.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that its cash and cash equivalents are the most significant indicators of the Company's liquidity position. As of December 31, 1998, the Company had cash and cash equivalents of $2,432,271. The cash and cash equivalents position generated interest income of $52,584 in the fourth quarter of 1998, and $379,054 for the year.

         The Company currently does not have any commitments for material capital expenditures. The Company's obligation at December 31, 1998 for capitalized lease obligations totaled $261,488, of which $156,651 is classified as long-term and $104,837 is classified as current.

         During the second quarter of 1998 the Company changed the terms of its long-term bank loan with the Bank of America NT&SA. The Company combined its two existing loans into a single term loan which matures in June 2005, representing a three-year extension from the previous loans. The principal balance at December 31, 1998 was $529,288, of which $447,856 is classified long-term debt and $81,432 is classified short-term debt. Three officers and directors of the Company who had served as guarantors on the two previous loans were removed as guarantors on the new loan. The Company has provided a certificate-of- deposit as security for this loan, the balance of which at December 31, 1998 was $530,000.

         The Company anticipates that its existing cash and cash equivalents, together with anticipated interest income and revenue, will be sufficient to conduct its operations as planned through July 1999.

However, the Company's future capital requirements are anticipated to be substantial, and the Company does not have commitments for additional capital at this time. Such capital requirements are expected to arise from the commercial launch of additional genetic tests, continued marketing and sales efforts for PST, continued research and development efforts, the protection of the Company's intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. The Company plans to raise capital through equity and/or debt issuance when, and if, such capital is available to it. THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO RAISE ANY ADDITIONAL NECESSARY CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED, THE COMPANY WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

YEAR 2000 COMPLIANCE

         The efficient operation of the Company's business is dependent on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including financial reporting, as well as in various administrative functions. The Company has evaluated its Programs and Systems to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with customers, and services supplied by vendors to coordinate year 2000 compliance and conversion. The year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information for the year 2000 and beyond. Unless modified prior to the year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly. Based on current information, the Company believes its Programs and Systems are year 2000 compliant. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers may not interface properly with the Company's computer systems. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this issue.

         In the event the Company's determines following the year 2000 date change that its Programs and Systems are not year 2000 compliant, the Company will likely experience considerable delays in compiling information required for financial reporting and performing various administrative functions. In the event of such occurrence, the Company's contingency plans call for it to switch vendors to obtain hardware and/or software that is 2000 compliant, and until such hardware and/or software can be obtained, the Company will plan to use non-computer systems for its business, including information management services and financial reporting, as well as its various administrative functions.

YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT

         To the maximum extent permitted by applicable law, the above information is being designated as "Year 2000 Readiness Disclosure" pursuant to the "Year 2000 Information and Readiness Disclosure Act" which was signed into law on October 19, 1998.

ITEM 7.       FINANCIAL STATEMENTS

         The Consolidated Financial Statements of the Company, together with the Independent Auditors Report thereon of each of Arthur Andersen LLP and Singer Lewak Greenbaum & Goldstein LLP, appears on pages F-2 through F-23 of this report. See the Index to Financial Statements" on page F-1 of this report.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Previously reported.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Information required under this Item will be contained in the Company's Proxy Statement for 1999 Annual Meeting, which is incorporated herein by reference.

ITEM 10.      EXECUTIVE COMPENSATION

         Information required under this Item will be contained in the Company's Proxy Statement for 1999 Annual Meeting, which is incorporated herein by reference.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

         Information required under this Item will be contained in the Company's Proxy Statement for 1999 Annual Meeting, which is incorporated herein by reference.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this Item will be contained in the Company's Proxy Statement for 1999 Annual Meeting, which is incorporated herein by reference.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBIT INDEX
         -------------

EXHIBIT NO.       IDENTIFICATION OF EXHIBIT
-----------       -------------------------

    3.1 Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibits 3.1 and 3.2 of the Company's Registration Statement No.
                  333-37441 on Form SB-2 filed October 8, 1997).

    3.2 Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibits 3.3 and 3.4 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

    4.1 Form of Stock Certificate representing Common Stock, no par value, of the Company (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement No. 333-37441 on Amendment No. 1 to Form SB-2 filed October 29,
                  1997).

    4.2 Form of Representative's Warrant (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

    4.3 Form of Security Agreement (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

    4.4 Form of Warrant Agreement (incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

    4.5 Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

   10.1 Loan Agreement dated June 27, 1997, between the Company and Bank of America (incorporated herein by reference to Exhibit
                  4.7 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

   10.2 Loan Agreement dated March 1, 1996, between the Company and Bank of America (incorporated herein by reference to Exhibit
                  4.8 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

   10.3 + Master Agreement for Technology Evaluation dated July 1, 1996, between the Company and The University of Sheffield (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

   10.4 + Research Support Agreement and Amendments to Various Existing Project Agreements dated April 1, 1998, between the Company and The University of Sheffield (incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

   10.5 + Development and Commercialization Project Agreement dated August 1, 1996, between the Company and The University of Sheffield (Atherosclerosis including Coronary Artery Disease) (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

   10.6 + Development and Commercialization Project Agreement dated August 1, 1996, between the Company and The University of Sheffield (Eye Disease Among Diabetics)(incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

   10.7 + Development and Commercialization Project Agreement dated August 1, 1996, between the Company and The University of Sheffield (Osteoporosis) (incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

   10.8 + Joint Project Agreement dated November 9, 1994, between the Company and Gordon W. Duff, Ph.D. (incorporated herein by reference to Exhibit 10.6 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

   10.9 Employment Agreement dated January 1, 1996, between the Company and Paul J. White (incorporated herein by reference to Exhibit 10.7 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

   10.10 Employment Agreement dated January 1, 1996, between the Company and Kenneth S. Kornman (incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

   10.11 Employment Agreement dated January 1, 1996, between the Company and Michael G. Newman (incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

   10.12 Amendment to Employment Agreement dated August 1, 1997, between the Company and Michael G. Newman (incorporated herein by reference to Exhibit 10.12 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

   10.13 + Laboratory Services Agreement dated December 7, 1996, between the Company and Baylor College of Medicine (incorporated herein by reference to Exhibit 10.13 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

   10.14 Lease Agreement dated March 21, 1996, between the Company and Koll Center Newport Number 9 (incorporated herein by reference to Exhibit 10.14 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

   10.15 Lease Agreement dated March 31, 1997, between the Company, Jim Jamison and Richard Henderson (incorporated herein by reference to Exhibit 10.15 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

   10.16 Lease Agreement dated October 23, 1997, between the Company and Diamond Shamrock Leasing, Inc. (incorporated herein by reference to Exhibit 10.16 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

   10.17 Medical Science Systems, Inc. 1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

   10.18 Amendment to the Medical Science Systems, Inc. 1996 Equity Incentive Plan (incorporated herein by reference to Exhibit
                  10.18 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

   10.19 Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.19 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

   10.20 Stock Option Exercise Agreement (incorporated herein by reference to Exhibit 10.20 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

   10.21 + Exclusive Independent Representative Agreement dated December 1, 1997, between the Company and Medicadent, a French corporation (incorporated herein by reference to Exhibit 10.21 of the Company's annual report on Form 10-KSB filed March 31,
                  1998).

   10.22* Consulting and Severance Agreement dated October 28, 1998, between the Company and Michael G. Newman.

   10.23* Amendment to Employment Agreement dated to be effective as of November 17, 1998, between the Company and Paul J. White.

   10.24* Amendment to Employment Agreement dated to be effective as of November 17, 1998, between the Company an Kenneth S. Kornman.

   11.1*          Statement re: computation of per share earnings.

   16.1 Letter from Singer Lewak Greenbaum & Goldstein LLP dated October 26, 1998, to the Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-K (incorporated herein by reference to Exhibit 16 of the Company's current report on Form 8-K filed November 2, 1998).

   21.1           Subsidiaries of the Company

                                                            Names Under Which
     Name                              Incorporated     Subsidiary Does Business
 -----------------------------------   ------------     ------------------------
 Medical Science Systems France E.U.      France                 N/A
 Medical Science Systems Laboratory      Delaware                N/A
     Services, Inc.


   23.1*          Consent of experts and counsel.

   24.1           Power of attorney (included in signature page).

   27.*           Financial Data Schedule.
-----------------

*    Filed herewith.
+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)  REPORTS ON FORM 8-K
     -------------------

         The Company filed a report on Form 8-K on November 2, 1998 to report a change in the Company's certifying accountant to Arthur Andersen LLP.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEDICAL SCIENCE SYSTEMS, INC.


Date:    March 31, 1999                   By: /s/ U. Spencer Allen
                                          -------------------------------------
                                          U. Spencer Allen
                                          Chief Financial Officer and Treasurer


         In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



   SIGNATURES                        TITLE                        DATE SIGNED

/s/ Paul J. White         President, Chief Executive Officer
----------------------    and Director                          March 31, 1999
Paul J. White             (PRINCIPAL EXECUTIVE OFFICER)

/s/ U. Spencer Allen      Chief Financial Officer and Treasurer
----------------------    (PRINCIPAL FINANCIAL AND ACCOUNTING   March 31, 1999
U. Spencer Allen          OFFICER)

/s/ Kenneth S. Kornman    Chief Scientific Officer and          March 31, 1999
----------------------    Director
Kenneth S. Kornman

/s/ Michael G. Newman     Secretary and Director                March 31, 1999
----------------------
Michael G. Newman

/s/ Thomas A. Moore       Director                              March 31, 1999
----------------------
Thomas A. Moore

/s/ Ronald L. LaRosa      Director                              March 31, 1999
----------------------
Ronald L. LaRosa

/s/ Philip R. Reilly      Director                              March 31, 1999
----------------------
Philip R. Reilly

                          MEDICAL SCIENCE SYSTEMS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1998 AND 1997

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                AND SUBSIDIARIES
                                                                        CONTENTS
                                                               DECEMBER 31, 1998
________________________________________________________________________________

                                                                            Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                    F-3

REPORT OF PRIOR INDEPENDENT PUBLIC ACCOUNTANTS                              F-4

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                             F-5

     Consolidated Statements of Operations                                  F-7

     Consolidated Statements of Shareholders' Equity                        F-8

     Consolidated Statements of Cash Flows                                  F-9

     Notes to Consolidated Financial Statements                             F-11

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Medical Science Systems, Inc.:

We have audited the accompanying consolidated balance sheet of Medical Science Systems, Inc., and subsidiaries as of December 31, 1998, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Science Systems, Inc., and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring operating and net losses, negative cash flows from operations, a lack of significant sales revenues, and has an accumulated deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                           ARTHUR ANDERSEN LLP


San Antonio, Texas
February 19, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders
Medical Science Systems, Inc.


We have audited the accompanying consolidated balance sheet of Medical Science Systems, Inc. and subsidiary as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Science Systems, Inc. and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                          SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 13, 1998

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 1998
________________________________________________________________________________


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                 $      2,432,271
     Accounts receivable, net of allowance for doubtful
         accounts of $20,959                                            125,086
     Prepaid expenses                                                   127,426
                                                               -----------------
         Total current assets                                         2,684,783

FURNITURE AND EQUIPMENT, net                                            458,107
OTHER ASSETS                                                            530,000
                                                               -----------------

                  TOTAL ASSETS                                 $      3,672,890
                                                               =================


             The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                   MEDICAL SCIENCE SYSTEMS, INC.
                                                                AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEET (CONTINUED)
                                                               DECEMBER 31, 1998
________________________________________________________________________________


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                          $        278,773
     Accrued expenses                                                   433,859
     Notes payable                                                       47,813
     Deferred income                                                    275,321
     Current portion of long-term debt                                   81,432
     Current portion of capitalized lease obligations                   104,837
                                                               -----------------

              Total current liabilities                               1,222,035

LONG-TERM DEBT, less current portion                                    447,856
CAPITALIZED LEASE OBLIGATIONS, less current portion                     156,651
                                                               -----------------

                  Total liabilities                                   1,826,542
                                                               -----------------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY
     Preferred stock, no par value
         5,000,000 shares authorized
         none issued and outstanding                                          -
     Common stock, no par value
         10,000,000 shares authorized
         5,548,470 shares issued and outstanding                     16,719,933
     Accumulated deficit                                            (14,873,585)
                                                               -----------------

              Total shareholders' equity                              1,846,348
                                                               -----------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $      3,672,890
                                                               =================

             The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                                                      MEDICAL SCIENCE SYSTEMS, INC.
                                                                                                   AND SUBSIDIARIES
                                                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                   FOR THE YEARS ENDED DECEMBER 31,
___________________________________________________________________________________________________________________


                                                                                      1998               1997
                                                                                ----------------   ----------------

SALES                                                                           $       412,942    $       195,928

COST OF SALES                                                                           216,284            166,442
                                                                                ----------------   ----------------

GROSS PROFIT                                                                            196,658             29,486
                                                                                ----------------   ----------------

EXPENSES
     Research and development                                                         2,799,220          1,223,468
     Selling, general, and administrative                                             7,200,444          2,868,057
                                                                                ----------------   ----------------

         Total expenses                                                               9,999,664          4,091,525
                                                                                ----------------   ----------------

LOSS FROM OPERATIONS                                                                 (9,803,006)        (4,062,039)
                                                                                ----------------   ----------------

OTHER INCOME (EXPENSE)
     Interest income                                                                    379,054             53,889
     Interest expense                                                                   (94,597)          (485,062)
     Other expense                                                                       11,124                  -
                                                                                ----------------   ----------------

         Total other income (expense)                                                   295,581           (431,173)
                                                                                ----------------   ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                               (9,507,425)        (4,493,212)

PROVISION FOR INCOME TAXES                                                                  850                850
                                                                                ----------------   ----------------

NET LOSS                                                                        $    (9,508,275)   $    (4,494,062)
                                                                                ================   ================

BASIC AND DILUTED LOSS PER COMMON SHARE                                         $         (1.72)   $         (1.19)
                                                                                ================   ================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                                            5,540,895          3,773,474
                                                                                ================   ================

             The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                                                       MEDICAL SCIENCE SYSTEMS, INC.
                                                                                                    AND SUBSIDIARIES
                                                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                    FOR THE YEARS ENDED DECEMBER 31,
____________________________________________________________________________________________________________________



                                                             Common Stock             Accumulated
                                                       Shares           Amount          Deficit           Total
                                                  ---------------  ---------------  ---------------  ---------------
BALANCE, DECEMBER 31, 1996                             3,295,539          171,500         (871,248)        (699,748)

SALE OF COMMON STOCK THROUGH
   PRIVATE PLACEMENTS                                    442,468        2,019,100                         2,019,100

SALE OF COMMON STOCK THROUGH
   INITIAL PUBLIC OFFERING                             1,800,000       16,200,000                        16,200,000

OFFERING COSTS                                                         (2,540,078)                       (2,540,078)

STOCK OPTIONS ISSUED FOR REDUCTION
   IN SALARY                                                              445,132                           445,132

ISSUANCE OF WARRANTS RESULTING IN
   ADDITIONAL INTEREST EXPENSE                                            356,545                           356,545

EXERCISE OF STOCK OPTIONS                                  8,939           42,356                            42,356

REPURCHASE OF COMMON STOCK                                (6,051)         (42,356)                          (42,356)

NET LOSS                                                                                (4,494,062)      (4,494,062)
                                                  ---------------  ---------------  ---------------  ---------------

BALANCE, DECEMBER 31, 1997                             5,540,895       16,652,199       (5,365,310)      11,286,889

SALE OF COMMON STOCK THROUGH
   EMPLOYEE STOCK PURCHASE PLAN                            7,575            5,734                             5,734

STOCK OPTIONS ISSUED FOR SERVICES
   RENDERED                                                                62,000                            62,000

NET LOSS                                                                                (9,508,275)      (9,508,275)
                                                  ---------------  ---------------  ---------------  ---------------

BALANCE, DECEMBER 31, 1998                             5,548,470   $   16,719,933   $  (14,873,585)  $    1,846,348
                                                  ===============  ===============  ===============  ===============


             The accompanying notes are an integral part of these
                       consolidated financial statements.



                                                                                     MEDICAL SCIENCE SYSTEMS, INC.
                                                                                                  AND SUBSIDIARIES
                                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  FOR THE YEARS ENDED DECEMBER 31,
__________________________________________________________________________________________________________________


                                                                                     1998               1997
                                                                                ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $   (9,508,275)    $   (4,494,062)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                                            178,283             74,368
              Accretion of investments                                                (219,082)            (7,102)
              Issuance of stock options for reduction in salary                              -            445,132
              Issuance of stock options for services rendered                           62,000                  -
              Issuance of warrants resulting in additional
                  interest expense                                                           -            356,545
              Write down of patents                                                    886,534                  -
              Other non cash expenses                                                   31,272                  -
     (Increase) decrease in
         Accounts receivable                                                           (87,971)           (24,756)
         Inventories                                                                    50,212            (50,212)
         Prepaid expenses                                                              (84,914)           (42,512)
         Due from shareholder                                                                -              6,565
     Increase (decrease) in
         Accounts payable                                                             (271,414)           330,518
         Accrued expenses                                                              306,177             70,595
         Accrued officer compensation                                                        -           (127,500)
         Deferred income                                                               202,320             73,001
                                                                                ---------------    ---------------

                      Net cash used in operating activities                         (8,454,858)        (3,389,420)
                                                                                ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                                              (216,597)           (60,504)
     Increase in patents                                                              (443,520)          (307,710)
     Purchase of investments                                                                 -         (6,000,611)
     Proceeds from maturity of investments                                           6,226,795                  -
     Increase in other assets                                                         (530,000)                 -
                                                                                ---------------    ---------------

                      Net cash generated from investing activities                   5,036,678         (6,368,825)
                                                                                ---------------    ---------------


             The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                                                     MEDICAL SCIENCE SYSTEMS, INC.
                                                                                                  AND SUBSIDIARIES
                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                                  FOR THE YEARS ENDED DECEMBER 31,
__________________________________________________________________________________________________________________


                                                                                     1998               1997
                                                                                ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock                                         $        5,734     $   18,219,100
     Payment of offering costs                                                               -         (2,540,078)
     Proceeds from note payable                                                        570,000                  -
     Principal payments on long-term debt                                             (673,012)           (85,987)
     Borrowings on line of credit, net                                                       -            146,277
     Principal payments on capital lease obligations                                  (105,143)           (31,974)
     Proceeds from notes payable                                                        47,813
     Proceeds from promissory notes                                                          -          1,780,000
     Principal payments on promissory notes                                                  -         (1,780,000)
                                                                                ---------------    ---------------

                      Net cash provided by (used in) financing
                            activities                                                (154,608)        15,707,338
                                                                                ---------------    ---------------

                           Net increase (decrease) in cash and cash
                               equivalents                                          (3,572,788)         5,949,093

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       6,005,059             55,966
                                                                                ---------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $    2,432,271     $    6,005,059
                                                                                ===============    ===============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                              $       94,597     $      126,149
                                                                                ===============    ===============

     INCOME TAXES PAID                                                          $        1,660     $          800
                                                                                ===============    ===============



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES During the years ended December 31, 1998 and 1997, the Company acquired furniture and equipment of $182,042 and $149,847, respectively, under capitalized lease obligations.

During the year ended December 31, 1997, the Company converted its line of credit for $500,000 into a note payable for $500,000. In addition, in a non-cash exchange, a shareholder exchanged 6,051 shares of the Company's common stock as consideration for the exercise price of 8,939 stock options, which resulted in a net issuance of 2,888 shares of common stock to this shareholder.


             The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTE 1 - COMPANY BACKGROUND AND UNCERTAINTIES

         Organization and Line of Business
         ---------------------------------
         Medical Science Systems, Inc., a Texas corporation, originally operated under two separate corporations, Oral Science Systems and Oral Science Technologies. In 1995 Oral Science Systems was merged into Oral Science Technologies and Oral Science Technologies was renamed Medical Science Systems, Inc. The merger was accounted for as a pooling of interests. During the year ended December 31, 1998, a wholly-owned subsidiary, Medical Science Systems France EU, was formed which was incorporated in Paris, France. (The consolidated companies are hereafter referred to as the "Company".)

         The Company is currently developing genetic diagnostic tests and medical research tools. As of December 31, 1998, the Company has commercially introduced one such product and is in various stages of development for several others. Additionally, the Company provides research services under contract to pharmaceutical companies. Such research services contributed less than 10% of net revenue to the Company in both 1997 and 1998.

         The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $14.5 million, including losses of approximately $9.5 million during 1998 and $4.5 million during 1997. For the years ended December 31, 1998 and 1997, the Company had negative cash flows from operating activities of approximately $8.5 million and $3.4 million respectively. As a result of these losses, available cash resources are limited and will be depleted in 1999 absent additional debt or equity funding. While the Company continues to pursue sources of capital, there can be no assurance that they will be successful in these efforts. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments, that might result from the outcome of these uncertainties. The ability of the Company to continue as a going concern is dependent upon the Company achieving significant revenue increases from their existing genetic products, developing new products, successfully marketing its products to customers at profitable prices and obtaining significant levels of new capital. If the Company is not successful in these efforts, the Company would likely be unable to continue operating as a going concern.

         The company has retained the services of a New York City-based investment banking firm to raise additional equity capital via a private placement. A private placement memorandum has been prepared for this offering and is currently being circulated to potential investors. Management of the company believes this offering can be successfully concluded during the second quarter of 1999. In addition, management is in discussions with a number of potential strategic partners and, if discussions are successfully completed, believes there should be up-front funding of some of the Company's development programs.

         Commercial success of genetic susceptibility tests will depend upon their acceptance as medically useful and cost-effective by patients, physicians, dentists, other members of the medical and dental community, and third-party payers. It is uncertain whether current genetic susceptibility tests or others that the Company may develop will gain commercial acceptance on a timely basis.

         Research in the field of disease predisposing genes and genetic markers is intense and highly competitive. The Company has many competitors in the United States and abroad which have considerably greater financial, technical, marketing, and other resources available. If the Company does not discover disease predisposing genes or genetic markers and develop susceptibility tests and launch such services or products before their competitors, then revenues may be reduced or eliminated.

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

         The Company entered into an agreement with Sheffield University, whereby the Company will undertake the development and commercialization of certain discoveries resulting from Sheffield University's research. The agreement is non-cancellable for discoveries on which the parties have reached a specific agreement, but may be terminated with or without cause by either party upon six-months notice with respect to new discoveries on which the parties have not yet reached agreement. If Sheffield University terminated the agreement, such termination could make the discovery and commercial introduction of new products more difficult or unlikely.

  NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

         Fair Value of Financial Instruments
         -----------------------------------
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt, notes payable and capital lease obligations also approximate fair value because current interest rates and terms offered to the Company for similar debt and lease agreements are substantially the same.

         Cash and Cash Equivalents
         -------------------------
         For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains cash deposits at one bank. Deposits at this bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 1998, uninsured portions of balances held at this financial institution totaled $2,290,372. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Furniture and Equipment
         -----------------------
         Furniture and equipment, including equipment under capital leases, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized over the life of the lease or the life of the improvement, whichever is shorter. See Note 3.

         Betterments, renewals, and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in the statement of operations.

         Patents
         -------
         During 1998 the Company expensed approximately $886,534 of unamortized patent costs incurred for existing products or those which may be developed in the future. Management believes it is appropriate to expense these costs after consideration of their current development strategy, available capital and the requirements of Statement of Financial Accounting Standards 121.

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

         Income Taxes
         ------------
         The company files consolidated U.S. Federal income tax returns which include all of its U.S. subsidiaries and a separate French federal income tax return for the French subsidiary. Deferred income taxes are provided when certain revenues and expenses are reported in periods which are different for financial reporting purposes than for income tax reporting purposes.

         Deferred tax liabilities and assets are recorded based on the enacted income tax rates which are expected to be in effect in the periods in which the deferred tax liability or asset is expected to be settled or realized. A change in the tax laws or rates results in adjustments to the deferred tax liabilities and assets. The effect of such adjustments is included in income in the period in which the tax laws or rates are changed. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

         Net Income (Loss) Per Share
         ---------------------------
         In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which was effective for fiscal years ending after December 15, 1997. Basic earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options with an exercise price below fair market value for any of the periods presented are considered common stock equivalents.

         There is no reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations, as the effect is antidilutive based on losses for both years presented.

         Various stock options granted to vendors and employees in connection with the Company's stock compensation plans were outstanding during the year ended December 31, 1998 but were not included in the computation of diluted earnings per share from continuing operations for such period because the effect would have been antidilutive. Options to purchase approximately 1.1 million shares of common stock were outstanding at December 31, 1998.

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits". The Company does not provide post-retirement or post-employment benefits to its employees.

         SFAS No. 130, "Reporting Comprehensive Income," was issued by the FASB in June 1997 and became effective for the Company's financial statements beginning in 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company had no items of other comprehensive income during the years ended December 31, 1998 and 1997.

         Reclassifications
         -----------------
         Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

NOTE 3 - FURNITURE AND EQUIPMENT

         Furniture and equipment useful lives and balances at December 31, 1998 consisted of the following:
            Computer equipment                     3 years        $     289,772
            Furniture and fixtures                 5 years               32,304
            Office equipment                       3 years               37,769
            Leasehold Improvements                 5 years               60,310
            Equipment under capitalized leases     3 to 5 years         372,452
                                                                  --------------
                                                                        792,607
            Less accumulated depreciation and amortization              334,500
                                                                  --------------

                TOTAL                                             $     458,107
                                                                  ==============

NOTE 4 - NOTES PAYABLE AND LONG TERM DEBT

         The Company has a note payable to an insurance company for current policies in place, with a balance at December 31, 1998 of $47,813, at an interest rate of 9.3%, which is due in monthly payments of $7,234, until August, 1999.

         In May 1998, prior notes payable were combined into a single term loan which matures in June 2005. The Company has provided a certificate of deposit as security for this note. The original principal balance of $570,000 is due in monthly installments of $6,786, plus interest. The note bears interest at the bank's prime rate (7.75% at December 31, 1998). At December 31, 1998, the Company had outstanding borrowings of $529,288 under this note. At December 31, 1998, the Company had a $530,000 certificate of deposit (classified on the Consolidated Balance Sheet in Other assets) on deposit with the bank as security for the note.

         Required principal payments under the long term debt are as follows:

                   Year Ending
                  December 31,
                  ------------
                      1999                     $      81,432
                      2000                     $      81,432
                      2001                     $      81,432
                      2002                     $      81,432
                      2003                     $      81,432
                      Beyond 2003              $     122,128
                                               --------------

                                                     529,288
                      Less current portion            81,432
                                               --------------
                           LONG-TERM PORTION   $     447,856
                                               ==============

NOTE 5 - INCOME TAXES

         As a result of the losses incurred in 1997 and 1998, the Company has not recorded a Federal income tax provision for those years and has recorded a valuation allowance against all future tax benefits. As of December 31, 1998, the Company had net operating loss carryforwards of approximately $13,000,000 for federal income tax purposes, expiring in varying amounts through the year 2018, which are available to offset future taxable income. The Company also had a research tax credit of approximately $170,000 at December 31, 1998 that expires in varying amounts through the year 2018. The Company's ability to use its NOL and credit carryforwards to offset future taxable income is subject to
         Section 382 of the Internal Revenue Code of 1986 (the "Code"). These restrictions provide for limitations on the Company's utilization of its NOL and credit carryforwards following a greater than 50% ownership change during the prescribed testing period. As of December 31, 1998 the Company has experienced an ownership change in excess of 40% during its testing period of October 1, 1996-December 31, 1998.

          Deferred tax assets (liabilities) consisted of the following:

                                                                    Year Ended
                                                                   December 31,
                                                                       1998
                                                                  -------------
              Deferred tax assets
                  Net operating loss carryforwards                $  4,432,995
                  Research tax credit carryforwards                    170,129
                  Accrual to cash adjustments                          242,924
                  Charitable Contributions                               7,293
                  Patents                                               83,265
                                                                  -------------

                       Total deferred tax assets                     4,936,606

              Valuation allowance for deferred tax assets            4,925,390
                                                                  -------------

                                                                        11,216
              Deferred tax liabilities
                  Depreciation and Amortization                         11,216
                                                                   ------------
                           NET DEFERRED TAX ASSETS                 $         -
                                                                   ============

         As there is no assurance of future income, a 100% valuation reserve has been established against the Company's deferred tax assets.

NOTE 6 - CAPITAL STOCK

         Private Placements of Common Stock
         ----------------------------------
         During the year ended December 31, 1997, the Company had two private placements. The first sold 148,648 shares of its common stock at a price of $3.70 per share, with gross proceeds of $550,000. The second sold 293,820 shares of its common stock at $5.00 per share, with gross proceeds of $1,469,100. The offering costs for the above private placements of common stock amounted to $136,975.

         Initial Public Offering
         -----------------------
         In November 1997, the Company completed an IPO in which it sold 1,800,000 shares of common stock at $9.00 per share. Gross proceeds from the sale were $16,200,000, and the offering costs were $2,403,103.

         Warrants
         --------
         In August and September 1997, the Company entered into several subscription agreements to sell subordinated Promissory Notes ("Notes"). (These notes were repaid in December 1997 with proceeds from the IPO.) In addition, the Company granted one warrant to purchase common stock at an exercise price of $5.50 per share for each $5.00 loaned. The Company issued Notes in the amount of $1,780,000 and issued 356,545 warrants to purchase the Company's common stock of which $425,000 of notes and 85,000 warrants were issued to officers of the Company. The Notes accrued interest at 10% per annum. The warrants expire five years from the date of issuance and are callable by the Company upon the occurrence of the Company's common stock being traded on a national or regional stock exchange and the closing price of the common stock equalling or exceeding or exceeds $12.00 per share for thirty consecutive trading days. In connection with the issuance of such warrants, the Company recognized additional interest expense of $356,545 for the year ended December 31, 1997.

         Employee Stock Purchase Plan
         ----------------------------
         Effective October 14, 1998, the Company's Board of Directors approved an Employee Stock Purchase Plan for qualified employees of the Company. Under the terms of the Employee Stock Purchase Plan, an employee may purchase up to $25,000 per calendar year of the Company's stock at a price of 85% of the fair market value of the stock (as quoted on the NASDAQ national quotation system) on the date of the purchase. The purchases are limited to either the first or last day of a calendar quarter. There have been 500,000 shares of the Company's stock set aside for purchases to be made under the Employee Stock Purchase Plan. During the quarter ended December 31, 1998, 7,575 shares were purchased under the Employee Stock Purchase Plan at a price of approximately $0.757 per share.

NOTE 7 - EMPLOYEE BENEFIT PLAN

         In 1988, the Company adopted a profit sharing plan covering substantially all of its employees. Under the profit sharing plan, the Company may, at the discretion of the Board of Directors, contribute a portion of the Company's current or accumulated earnings. In September 1998, the Company amended and restated the profit sharing plan to include provisions for section 401(k) of the Internal Revenue Code. Under the amended and restated plan, the Company may, at the discretion of the Board of Directors, "match" a portion of the participant contributions. Company contributions, if any, are credited to the participant's account and vest over a period of four years based on the participant's initial service date with the Company. During the years ended December 31, 1998 and 1997, no contributions were made to the amended and restated profit sharing plan or the original profit sharing plan, respectively.

NOTE 8 - STOCK OPTION PLAN

         In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), was issued. SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has adopted SFAS 123 effective January 1, 1996, and has elected to remain with the accounting prescribed by APB 25. The Company has made the required disclosures prescribed by SFAS 123.

         In June 1996, the Company's shareholders approved the adoption of the Medical Science Systems, Inc. 1996 Equity Incentive Plan (the "Plan"). The Plan provides for the award of nonqualified and incentive stock options, restricted stock, and stock bonuses to employees, directors, officers, and consultants of the Company. The Plan provides for the grant of nonqualified and incentive stock options to all directors, officers, and employees of the Company. A total of 1,300,000 shares of the Company's common stock have been reserved for award under the amended Plan.

         Nonqualified and incentive stock options with a life of ten years are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Options granted before December 31, 1997 vest as follows: one-sixth of the options are generally available for exercise at the end of six months and the remainder of the grant is exercisable ratably over the next 30-month period provided the optionee remains in service to the Company. Options granted after January 1, 1998 vest ratably over four years after each anniversary date provided the optionee remains in service to the Company. The Company may also award share appreciation rights ("SARs") either in tandem with stock options or independently. At December 31, 1998 and 1997, no SARs have been awarded under the Plan.

         On October 14, 1998, the Company's Board of Directors voted to reduce the exercise price for all outstanding options granted under the 1996 Equity Incentive Plan to one half of the previous price per share, but not to a price below $1.85 per share. The close of the Company's common stock on the previous day was $1.25 per share.

         Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net loss and net loss per share (EPS) would have been changed to the following pro forma amounts at December 31:

                                                       1997             1998
                                                   ------------     ------------

               Net Loss           As Reported      $(4,494,062)     $(9,508,275)
                                  Pro Forma        $(4,796,791)     $(9,855,915)

               EPS                As Reported      $(1.19)          $(1.72)
                                  Pro Forma        $(1.27)          $(1.78)

         Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         A summary of the status of the Company's stock options at December 31, 1997 and 1998, and changes during the years then ended is presented in the table and narrative below:

                                                                   1997                        1998
                                                         ------------------------    -------------------------
                                                                        Weighted                     Weighted
                                                                        Average                      Average
                                                                        Exercise                     Exercise
                                                                         Price                        Price
                                                            Shares     Per Share        Shares      Per Share
                                                         -----------  -----------    -----------   -----------
           Outstanding, beginning of year                   142,500        $3.70        792,640         $4.37
             Granted                                        659,079        $4.46      1,088,783         $2.23
             Exercised                                      (8,939)        $4.74              -             -
             Canceled                                             -            -       (807,040)        $4.37
           Outstanding, end of year                         792,640        $4.37      1,074,383         $2.11

           Options exercisable, end of year                 212,543                     387,502

           Weighted average fair value of options
           granted                                                         $2.55                        $1.39


         The following table summarizes the information about options outstanding at December 31, 1998:


                                                                  Weighted Average
                                                                      Remaining                   Number
                 Exercise Prices              Number                 Contractual              Exercisable at
                     Per Share              Outstanding              Life (Years)           December 31, 1998
                  ------------            ---------------          --------------           -----------------
                      $1.25                     54,350                   9.90                       2,083
                      $1.50                     39,283                   9.92                         818
                      $1.69                      5,000                   9.79                         313
                      $1.85                    373,701                   8.00                     186,851
                      $1.94                     47,000                   9.20                       9,792
                      $2.04                     30,000                   8.00                      15,000
                      $2.07                     10,000                   9.29                       1,875
                      $2.13                     40,000                   9.37                       6,667
                      $2.19                    130,500                   9.13                      29,906
                      $2.38                     15,000                   9.04                       3,750
                      $2.50                    277,424                   8.41                     109,814
                      $2.75                     52,125                   8.41                      20,633
                                          ---------------                                   ------------------

                                             1,074,383                                            387,502


         The fair value of each option grant is estimated on the date of grant using an option pricing model, which approximates the Black-Scholes option pricing model, for a stock that does not pay dividends with the following weighted average assumptions used for grants in 1997 and 1998, respectively: risk-free interest rates of 6.4 percent and 5.5 percent; expected lives of 7 years and 7 years; and expected volatility of 61 percent and 143 percent.

         The Plan also provides for the award of restricted stock to eligible persons. Such awards may be at prices not less than 85% of the fair market value of the Company's common stock as determined by the Board of Directors. In addition, stock bonuses may be awarded to certain employees or officers of the Company at the discretion of the Board of Directors. As of December 31, 1998, the Company has not awarded any restricted stock awards.

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

         During 1998, the Company awarded nonqualified stock options to outside consultants for services rendered. As a result, the Company recognized $62,000 in selling, general and administrative expense for the issue of these options. This amount represents the then fair market value of the services rendered to the Company based on the consultants' usual and customary charges for the services rendered.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         The Company leases its office space under non-cancelable operating leases expiring through May 2003. In June 1998, the Company consolidated its corporate offices into its San Antonio Research and Development facility. As a result of this move, the Company subleased its leased space in Newport Beach, CA. The sublease expires on the same date of the Company's lease in April 2001. The sublease income is aggregated with the net rent expense and included in Other income and expense in the Consolidated Statements of Operations.

         The Company also leases certain office furniture and equipment under capitalized lease obligations. Future minimum rental commitments under lease agreements with initial or remaining terms of one year or more at December 31, 1998 are as follows:


                   Year Ending                        Operating       Capital
                  December 31,                          Leases         Leases
                  ------------                      ------------    ------------
                      1999                          $   282,184     $   145,209
                      2000                              267,894          92,097
                      2001                              174,833          60,938
                      2002                              166,046          36,926
                      2003                               69,641          12,119
                                                    ------------    ------------

                                                    $   960,598         347,289
                                                    ============
                  Less amount representing interest                      85,801
                                                                    ------------

                                                                        261,488
                  Less current portion                                  104,837
                                                                    ------------

                           LONG-TERM PORTION                        $   156,651
                                                                    ============

         Included in furniture and equipment is capitalized leased equipment of $372,452 with accumulated depreciation of $125,303 at December 31, 1998.

         Rent expense was $230,780 and $102,815 for the years ended December 31, 1998 and 1997, respectively. The net sublease income for the year ended December 31, 1998 was $10,193.

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

NOTE 10 - SEGMENT INFORMATION

         During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in annual and interim financial statements, requiring that public business enterprises report financial and descriptive information about its reportable segments based on a management approach. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. In applying the requirements of this statement, each of the Company's geographic areas described below were determined to be an operating segment as defined by the statement, but have been aggregated as allowed by the statement for reporting purposes. As a result, the Company continues to have one reportable segment, which is the development of genetic susceptibility tests and therapeutic targets for common diseases.

         The following table presents information about the Company by geographic area.

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                          1998             1997
                                                                      ------------     ------------
         Total Revenues:
              United States.......................................    $   319,145      $   171,358
              France..............................................         23,730            1,370
              Other foreign.......................................         70,067           23,200
                                                                      ------------     ------------
                   Total..........................................    $   412,942      $   195,928
                                                                      ============     ============

         Operating Income:
              United States.......................................    $(7,576,319)     $(3,552,646)
              France..............................................       (563,337)         (28,403)
              Other foreign.......................................     (1,663,350)        (480,990)
                                                                      ------------     ------------
                   Total..........................................    $(9,803,006)     $(4,062,039)
                                                                      ============     ============

         Assets:
              United States.......................................    $ 3,672,890      $12,823,376
              France..............................................              0                0
              Other foreign.......................................              0                0
                                                                      ------------     ------------
                   Total..........................................    $ 3,672,890      $12,823,376
                                                                      ============     ============

         Concentrations of Risk
         ----------------------
         The Company sells products and provides contract services for customers primarily in the United States and France and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

         During the year ended December 31, 1998, no one customer accounted for more than 10% of total revenues. During the year ended December 31, 1998, the company obtained lab services for its genetic susceptibility tests from two companies whose services comprised approximately 50% and 30% of cost of sales, respectively.

NOTE 11 - SUBSEQUENT EVENTS (UNAUDITED)

         In March 1999 the Company was served with a lawsuit which alleges co-ownership of one of the Company's software patents. The Company is pursuing settlement discussions and management does not believe that the outcome will have a material adverse effect on the Company's financial position or results of operations.