Form 10KSB/A
period 1998-12-31
MEDICAL SCIENCE SYSTEMS INC
filed 1999-04-13
CIK 1037649

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  Amendment #1

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


                                                           ARTHUR ANDERSEN LLP


San Antonio, Texas
February 19, 1999

[Singer Lewak Greenbaum & Goldstein LLP letterhead]




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders
Medical Science Systems, Inc.


We have audited the consolidated statements of operations, shareholders' equity, and cah flows of Medical Science Systems, Inc. and subsidiary for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Medical Science Systems, Inc. and subsidiary's operations and their consolidated cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Singer Lewak Greenbaum & Goldstein LLP

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