Form 10KSB/A
period 1998-12-31
MEDICAL SCIENCE SYSTEMS INC
filed 1999-04-30
CIK 1037649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

BOARD OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         Set forth below is information with respect to each director and executive officer of the Company as of March 31, 1999. The executive officers are elected by the Board of Directors and serve at the discretion of the Board.


NAME                              AGE               POSITION
----                              ---               --------
Paul J. White.................     42    President, Chairman of the Board,
                                         Chief Executive Officer and Director(2)
Kenneth S. Kornman............     51    Chief Scientific Officer and Director
U. Spencer Allen..............     57    Chief Financial Officer and Treasurer
Michael G. Newman.............     51    Director and Secretary
Thomas A. Moore...............     47    Director(1)(2)
Ronald A. LaRosa..............     41    Director(1)(2)
Philip R. Reilly..............     51    Director

--------------
(1)      Member of the Audit Committee.
(2)      Member of the Compensation Committee.

         PAUL J. WHITE, J.D., L.L.M. joined the Company as President in 1994. Prior to joining the Company, Mr. White was managing partner of White & Resnick, Irvine, California, a mid-size law firm servicing emerging companies. Mr. White was a business and corporate attorney and consultant to emerging health care companies for fifteen years. Mr. White holds a B.A. (History/Political Science) from State University of New York at Brockport, a J.D. from Southwestern University and an L.L.M. (Taxation) from the University of San Diego.

         KENNETH S. KORNMAN, D.D.S., PH.D. is a co-founder, officer and Director of the Company and currently serves as Chief Scientific Officer. Prior to founding the Company in 1986, he was a Department Chair and Professor at The University of Texas Health Science Center at San Antonio. He has also been a consultant and scientific researcher for many of the major oral care and pharmaceutical companies. Dr. Kornman currently holds academic appointments at The University of Texas Health Science Center and Harvard University. Dr. Kornman holds six patents in the pharmaceutical area, has published two books and more than 100 articles and abstracts and has lectured and consulted worldwide on the transfer of technology to clinical practice. Dr. Kornman holds a B.A. in Economics from Duke University. He obtained a D.D.S. from Emory University. Dr. Kornman also holds an M.S. (Periodontics) and a Ph.D. (Microbiology) from the University of Michigan.

         MICHAEL G. NEWMAN, D.D.S. is a co-founder, Director and Secretary of the Company. He served as Executive Vice President the Company from 1986 to October 1998. Prior to founding the Company in 1986, he was an adjunct Professor and former Director of the Periodontal Microbiology Laboratory at the University of California at Los Angeles (UCLA) and was president of the American Academy of Periodontology. Dr. Newman is currently a member of the American College of Dentists. Dr. Newman currently holds an academic appointment at UCLA. Dr. Newman has published more than 200 articles and abstracts and is the co-author of four books on microbiology, periodontitis and oral infections. Dr. Newman holds a B.A. and a D.D.S. from the University of California at Los Angeles.

         THOMAS A. MOORE became a Director of the Company in 1997. Mr. Moore is the Chief Executive Officer and President of Nelson Communications Inc. (NCI), one of the largest providers of health care marketing services in the United States. Prior to joining NCI as President in 1996, Mr. Moore was President of Proctor & Gamble's $3 billion worldwide prescription and over-the-counter health care business and Group Vice President of the Proctor & Gamble Company. He joined Proctor & Gamble in 1973 and held positions of increasing responsibility in the company's cleaning products, beauty care, Richardson-Vicks and personal care divisions. He is Chairman of the American Health Foundation - a non-profit organization that researched the nutritional and environmental factors in cancer and other diseases. Mr. Moore holds a B.A. (History) from Princeton University.

         U. SPENCER ALLEN, M.S., M.B.A., joined the Company as Chief Financial Officer and Treasurer in January 1997. From 1995 to 1996, Mr. Allen was the Chief Financial Officer for Promart Industries, a manufacturer of household products. From 1989 to 1994, Mr. Allen was the General Manager for Slow Waltz Imports, a manufacturer of household fragrance products. Prior to 1989, Mr. Allen had twenty years of experience in financial management in hi-tech firms, including experience as Chief Financial Officer with two other public companies. Mr. Allen holds a B.S. (Engineering Science) from the U.S. Air Force Academy, an M.S. (Computer Science) from the University of Southern California and an M.B.A. (Finance) from George Washington University.

         RONALD A. LAROSA, M.B.A. became a Director of the Company in 1997, after completion of the Company's initial pubic offering. Mr. LaRosa is the President and Chief Executive Officer of Delta Technical Coatings, Inc. ("Delta"), a privately-owned consumer product marketing company. Mr. LaRosa has been with Delta for over five years. Prior to joining Delta, Mr. LaRosa worked for over eleven years with various subsidiaries of The Mennen Company, a $600 million consumer products company. Mr. LaRosa's various job capacities included Vice President Finance, Controller, Director of Controls and Director of International Finance. Mr. LaRosa is a member of both the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants. Mr. LaRosa holds a B.S. (Accounting) and an M.B.A. (Finance) from Fairleigh Dickinson University.

         PHILIP R. REILLY, M.D., J.D. became a Director of the Company in 1998. Dr. Reilly is an Executive Director of Shriver Center for Mental Retardation, Inc. ("Shriver"), a not-for-profit organization located in Massachusetts. Dr. Reilly has served in this position with Shriver since 1990. Dr. Reilly has held numerous teaching positions, including Assistant Professor of Neurology at Harvard Medical School and Adjunct Professor of both Legal Studies and Biology at Brandeis University. Dr. Reilly has authored numerous published articles in the field of genetics. Dr. Reilly is a member of the American Society of Human Genetics, American College of Medical Genetics, Massachusetts Bar Association and American Association for the Advancement of Science. Dr. Reilly holds a B.A. from Cornell University, a J.D. from Columbia University and an M.D. from Yale University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires that the Company's directors, executive officers and persons who own more than 10 percent of a registered class of the Company's equity securities file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and greater than 10 percent shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of the Section 16(a) reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10 percent beneficial owners were complied with, with the exception of the following: U. Spencer Allen, Michael G. Newman and Thomas A. Moore each filed one Form 5 late representing a single option repricing. The Form 5 filed late by U. Spencer Allen also represented an acquisition of Common Stock under the Company's Employee Stock Purchase Plan.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table summarizes all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the years ended December 31, 1996, 1997 and 1998, by the Company's Chief Executive Officer and the Company's three other most highly compensated executive officers who received in excess of $100,000 in salary and bonus from the Company during 1998 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                   LONG-TERM
                                                                                                  COMPENSATION
                                                                ANNUAL COMPENSATION                  AWARDS
                                                        ------------------------------------      --------------
NAME AND PRINCIPAL POSITION                     FISCAL                                              SECURITIES
---------------------------                     ------                         OTHER ANNUAL         UNDERLYING        ALL OTHER
                                                 YEAR    SALARY      BONUS     COMPENSATION       OPTIONS (#)(2)    COMPENSATION
                                                 ----   --------   --------   --------------      --------------   --------------
Paul J. White ................................   1998   $169,229   $      0   $       16,990(1)           25,000   $        3,080(3)
 President, Chairman of the                      1997   $185,367   $      0   $            0                   0   $        5,639(3)
 Board and Chief Executive Officer               1996   $138,332   $      0   $            0                   0   $            0

Kenneth S. Kornman ...........................   1998   $163,281   $      0   $            0              35,125   $        2,720(3)
 Chief Scientific Officer                        1997   $166,408   $      0   $            0                   0   $        2,720(3)
                                                 1996   $154,886   $      0   $            0                   0   $            0
Michael G. Newman(4) .........................   1998   $137,500   $      0   $            0              22,000   $      203,620(5)
  Executive Vice President and                   1997   $188,283   $      0   $            0                   0   $        2,720(3)
  Secretary                                      1996   $141,695   $      0   $            0                   0   $            0

U. Spencer Allen(6) ..........................   1998   $100,233   $      0   $       43,000(7)           98,896   $            0
 Chief Financial Officer                         1997   $ 41,703   $      0   $            0                   0   $            0
 and Treasurer                                   1996   $      0   $      0   $            0                   0   $            0

---------
(1) Represents $7,200 in car allowance and $9,790 in moving expenses paid by the Company.

(2) Represents previously granted options that were repriced on October 14, 1998.

(3)      Represents life insurance premiums paid by the Company.

(4) Dr. Newman resigned from his position as Executive Vice President effective October 27, 1998.

(5) Represents life insurance premiums paid by the Company and compensation paid pursuant to a severance agreement between the Company and Dr. Newman.

(6) Mr. Allen was elected Chief Financial Officer and Treasurer effective January 1, 1997.

(7)      Represents moving expenses paid by the Company.

                       STOCK OPTION GRANTS IN FISCAL 1998

         The following table provides certain information related to options granted by the Company to the named executive officers during fiscal 1998.

                                                 INDIVIDUAL GRANTS
                                 ------------------------------------------------
                                                            % OF TOTAL OPTIONS
                                  NUMBER OF SECURITIES         GRANTED TO           EXERCISE OR
                                   UNDERLYING OPTIONS         EMPLOYEES IN          BASE PRICE       EXPIRATION
NAME                                   GRANTED (#)              FISCAL 1998            ($/SH)           DATE
----                             ----------------------- ------------------------ ----------------- ------------
Paul J. White(1)................        10,000(2)                  1.1%                  $2.04          1/1/07
                                        15,000(2)                  1.7%                  $2.75         3/30/07
                                         5,312                     0.6%                  $1.50         12/1/08
Kenneth S. Kornman(3)...........        10,000(2)                  1.1%                  $2.04          1/1/07
                                        25,125(2)                  2.8%                  $2.75         5/30/07
                                         5,156                     0.6%                  $1.50         12/1/08
Michael G. Newman(4)............        10,000(2)                  1.1%                  $2.04          1/1/07
                                        12,000(2)                  1.3%                  $2.75         5/30/07
                                        50,000(2)                  5.6%                  $1.85          1/6/07
                                        38,896(2)                  4.3%                  $2.50         5/30/07
                                        10,000(2)                  1.1%                  $2.19         2/16/08
U. Spencer Allen(5).............         3,437                     0.4%                  $1.50         12/1/08

(1) Mr. White received an aggregate of 3.3% of all option grants to employees in 1998.

(2) Represents previously granted options that were repriced on October 14, 1998.

(3) Dr. Kornman received an aggregate of 4.5% of all option grants to employees in 1998.

(4) Dr. Newman received an aggregate of 2.5% of all option grants to employees in 1998. Dr. Newman's options were canceled following his resignation from his position as Executive Vice President on October 27, 1998.

(5) Mr. Allen received an aggregate of 11.4% of all option grants to employees in 1998.


There were no other grants to executive officers during 1998.

AGGREGATED OPTION EXERCISES IN FISCAL 1998 AND FISCAL YEAR-END OPTION VALUES

         The following table provides information related to options exercised by the named executive officers of the Company during fiscal 1998 and the number and value of options held at fiscal year end.

                                                               NUMBER OF SECURITIES            VALUE OF UNEXERCISED IN-
                                                              UNDERLYING UNEXERCISED             THE-MONEY OPTIONS AT
                                                               OPTIONS AT FY-END (#)                 FY-END($) (1)
                             SHARES                      --------------------------------  --------------------------------
                          ACQUIRED UPON
                             OPTION            VALUE
         NAME             EXERCISE (#)      REALIZED($)    EXERCISABLE     UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
        ------          ----------------  -------------- --------------- ----------------  ---------------  ---------------
Paul J. White..........        0                0              22,109           8,203            0                0
Kenneth S. Kornman.....        0                0              32,222           8,059            0                0
Michael G. Newman(2)...        0                0              18,667           3,333            0                0
U. Spencer Allen.......        0                0              72,515          29,819            0                0

(1) Represents the product of (a) the number of shares underlying options granted multiplied by (b) the difference between (i) the fair market value of Common Stock on December 31, 1998 ($1.00), and (ii) the exercise price of the options.
(2) Subsequent to fiscal year-end, Dr. Newman's options were terminated due to his resignation from his position as Executive Vice President of the Company effective October 27, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 30, 1999, certain information with respect to the Company's Common Stock beneficially owned by each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, each of its directors, each person named in the Summary Compensation Table contained in Item 9 of this report and by all its directors and executive officers as a group. Such persons have sole voting power and sole dispositive power with respect to all shares set forth in the table unless otherwise specified in the footnotes to the table.

                                                                                      AMOUNT
                                                                                    AND NATURE
                                                                                   OF BENEFICIAL
                    NAME AND ADDRESS OF BENEFICIAL OWNER(1)                          OWNERSHIP              PERCENT(2)
                    ------------------------------------                        -------------------         ----------
Kenneth S. Kornman(3)..........................................................           1,064,482             18.99%
Paul J. White (4)..............................................................           1,056,935             18.89%
Michael G. Newman(5)...........................................................             992,723             17.82%
U. Spencer Allen(6)............................................................             100,654              1.78%
Thomas A. Moore(7).............................................................             100,276              1.79%
Philip R. Reilly(8)............................................................              20,500                  *
Ronald A. LaRosa(9)............................................................              11,700                  *
All executive officers and directors as a group
  (seven persons, including the executive officers
  and directors listed above)(10)..............................................           3,347,270             57.44%

*        Represents less than 1% of the issued and outstanding shares of Common
         Stock.
(1) Except as otherwise noted, the street address of the named beneficial owner is 100 N.E. Loop 410, Suite 820, San Antonio, Texas 78216.
(2) Based on a total of 5,548,470 shares of Common Stock issued and outstanding on March 30,1999.
(3) Includes 918,723 shares of Common Stock held by a limited partnership of which Dr. Kornman is a general partner. As such, Dr. Kornman may be deemed the beneficial owner of such shares. Dr. Kornman disclaims beneficial ownership of such shares. Includes 35,759 shares of Common Stock issuable pursuant to options held by Dr. Kornman and 20,000 shares of Common Stock issuable pursuant to warrants held by Dr. Kornman.
(4) Includes 1,011,223 shares of Common Stock held in trusts of which Mr. White is a trustee, and as such may be deemed the beneficial owner of such shares. Mr. White disclaims beneficial ownership of such shares. Includes 25,712 shares of Common Stock issuable pursuant to options held by Mr. White and 20,000 shares of Common Stock issuable pursuant to warrants held by Mr. White.
(5) Includes 776,723 shares of Common Stock held in a trust of which Dr. Newman is a trustee, and 196,000 shares held by limited partnership of which Dr. Newman is a general partner. As such, Dr. Newman may be deemed beneficial owner of such shares. Dr. Newman disclaims beneficial ownership of such shares. Includes 20,000 shares of Common Stock issuable pursuant to warrants held by Dr. Newman.
(6) Includes 300 shares of Common Stock held by Mr. Allen's spouse. Mr. Allen disclaims beneficial ownership of such shares. Includes 83,392 shares of Common Stock issuable pursuant to options held by Mr. Allen and 10,000 shares of Common Stock issuable pursuant to warrants held by Mr. Allen.
(7) Includes 24,722 shares of Common Stock issuable pursuant to options held by Mr. Moore and 20,000 shares of Common Stock issuable pursuant to warrants held by Mr. Moore.
(8) Includes 19,000 shares of Common Stock issuable pursuant to options held by Dr. Reilly.
(9) Represents shares of Common Stock issuable pursuant to options held by Mr. LaRosa.
(10) Includes 1,787,946 shares of Common Stock held in trusts of which an executive officer or director is a trustee, 1,114,723 shares of Common Stock held by limited partnerships of which an executive officer or director is a general partner, 188,585 shares of Common Stock issuable pursuant to options, 90,000 shares of Common Stock issuable pursuant to warrants and 300 shares of Common Stock held by Mr. Allen's spouse.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         No director, executive officer, or any member of their immediate family has been during the last two years a party to a transaction with the Company that exceeds $60,000.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MEDICAL SCIENCE SYSTEMS, INC.


Date:    April 30, 1999                 By: /s/ U. SPENCER ALLEN
                                                U. Spencer Allen
                                                Chief Financial Officer and
                                                Treasurer


         In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



     SIGNATURES                   TITLE                            DATE SIGNED

/S/ PAUL J. WHITE       President, Chief Executive Officer and
Paul J. White           Director                                  April 30, 1999
                        (PRINCIPAL EXECUTIVE OFFICER)

/S/ U. SPENCER ALLEN    Chief Financial Officer and Treasurer
U. Spencer Allen        (PRINCIPAL FINANCIAL AND ACCOUNTING       April 30, 1999
                        OFFICER)

/S/ KENNETH S. KORNMAN  Chief Scientific Officer and Director     April 30, 1999
Kenneth S. Kornman

/S/ MICHAEL G. NEWMAN   Secretary and Director                    April 30, 1999
Michael G. Newman

/S/ THOMAS A. MOORE     Director                                  April 30, 1999
Thomas A. Moore

/S/ RONALD A. LAROSA    Director                                  April 30, 1999
Ronald A. LaRosa

/S/ PHILIP R. REILLY    Director                                  April 30, 1999
Philip R. Reilly