Form 10QSB
period 1999-03-31
MEDICAL SCIENCE SYSTEMS INC
filed 1999-05-17
CIK 1037649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 1999

                       Commission File Number: 333-37441

                          MEDICAL SCIENCE SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)

                 TEXAS                                    94-3123681
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

                       100 N.E. LOOP 410, SUITE 820
                         SAN ANTONIO, TX 78216
               (Address of principal executive offices)(Zip Code)

                    Issuer's Telephone Number: (210) 349-6400


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )


Title of Each Class                         Outstanding at May 10, 1999
- -------------------                         ----------------------------
Common stock, no par value                        5,558,668

Transitional Small Business Disclosure Format (check one):
Yes           No  X
    ---          ---

================================================================================
                          MEDICAL SCIENCE SYSTEMS, INC.
                                   Form 10-QSB

                                      INDEX

PART I. FINANCIAL INFORMATION
        Item 1.       Condensed Consolidated Balance Sheets (Unaudited) at
                         March 31,1999 and December 31, 1998...............................2

                      Condensed Consolidated Statements of Operations (Unaudited) for the
                         three months ended March 31, 1999 and March 31, 1998..............3

                      Condensed Consolidated Statements of Cash Flows (Unaudited) for the
                         three months ended March 31, 1999 and March 31, 1998..............4

                      Notes to Condensed Consolidated (Unaudited)
                         Financial Statements..............................................5

        Item 2.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.........................................8


PART II. OTHER INFORMATION

        Item 1.       Legal Proceedings...................................................12

        Item 2.       Changes in Securities...............................................12

        Item 3.       Default Upon Senior Securities......................................12

        Item 4.       Submission of Matters to a Vote of Security Holders.................12

        Item 5.       Other Information...................................................12

        Item 6.       Exhibits and Reports on Form 8-K....................................12

                                    PART I
                              FINANCIAL INFORMATION


                          MEDICAL SCIENCE SYSTEMS, INC.
                                 AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       March 31, 1999  December 31, 1998
                                                                       --------------  -----------------
                     ASSETS

Cash and cash equivalents ............................................   $  1,183,787    $  2,432,271
Accounts receivable, net .............................................        113,785         125,086
Prepaid Expenses .....................................................        145,286         127,426
                                                                         ------------    ------------

Total current assets .................................................      1,442,858       2,684,783

Furniture and equipment, net .........................................        412,695         458,107

Other assets .........................................................        530,000         530,000

TOTAL ASSETS .........................................................   $  2,385,553    $  3,672,890
                                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable .....................................................   $    232,567    $    278,773
Notes payable ........................................................         26,111
                                                                                               47,813
Accrued expenses .....................................................        450,550         433,859
Deferred income ......................................................        274,439         275,321
Current portion of long-term debt ....................................         81,432          81,432
Current portion of capitalized lease obligations .....................        102,379         104,837
                                                                         ------------    ------------
Total current liabilities ............................................      1,167,478       1,222,035

Long-term debt, net ..................................................        427,498         447,856
Capitalized lease obligations, net ...................................        138,891         156,651
                                                                         ------------    ------------
Total liabilities ....................................................      1,733,867       1,826,542
                                                                         ------------    ------------

Preferred stock, no par value
   5,000,000 shares authorized
   none issued and outstanding .......................................              0               0
Common stock, no par value
  10,000,000 shares authorized
   5,558,668 shares issued and outstanding ...........................     16,730,396      16,719,933
Retained earnings (Accumulated deficit) ..............................    (16,078,710)    (14,873,585)

Total shareholders' equity ...........................................        651,686       1,846,348

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................   $  2,385,553    $  3,672,890
                                                                         ============    ============

See accompanying notes to condensed consolidated financial statements

                          MEDICAL SCIENCE SYSTEMS, INC.
                                 AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      Three Months Ended
                                                 March 31, 1999   March 31, 1998
                                                   -----------     -----------
                                                   (Unaudited)     (Unaudited)

Sales ..........................................   $    92,738     $    58,894

Cost of sales ..................................        32,911          30,087
                                                   -----------     -----------

Gross profit ...................................        59,827          28,807


Research and development .......................       555,125         516,922
Selling, general, and administrative expense ...       709,152       1,785,518
                                                   -----------     -----------
Total expenses .................................     1,264,277       2,302,440
                                                   -----------     -----------

Loss from operations ...........................    (1,204,450)     (2,273,633)

Other income (expense):
Interest income ................................        17,592         145,649
Interest expense ...............................       (22,582)        (24,290)
Other income ...................................         4,315               0
                                                   -----------     -----------
Total other income (expense) ...................          (675)        121,359
                                                   -----------     -----------

Loss before provision for income taxes .........    (1,205,125)     (2,152,274)

Provision for taxes ............................             0             850
                                                   -----------     -----------

NET LOSS .......................................   $(1,205,125)    $(2,153,124)
                                                   ===========     ===========

Basic loss per share ...........................         (0.22)          (0.39)

Diluted loss per share .........................         (0.22)          (0.39)
Weighted average common shares outstanding .....     5,548,583       5,540,895

                          MEDICAL SCIENCE SYSTEMS, INC.
                                 AND SUBSIDIARIES
                        CONDENSED STATEMENT OF CASH FLOWS

                                                           Three Months Ended
                                                      March 31, 1999  March 31, 1998
                                                      --------------  --------------
                                                        (unaudited)    (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss ............................................   $(1,205,125)   $(2,153,124)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization ..................        50,586         34,297
     Accretion of investments .......................             0       (103,985)
(Increase) decrease in
     Accounts receivable ............................        11,301          3,672
     Inventories ....................................             0            840
     Prepaid expenses ...............................       (17,859)          (724)
Increase (decrease) in
     Accounts payable ...............................       (46,206)        25,674
     Notes Payable ..................................       (21,702)             0
     Accrued expenses ...............................        16,691        (28,842)
     Deferred income ................................          (882)       118,293
                                                        -----------    -----------

Net cash used in operating activities ...............    (1,213,196)    (2,103,899)
                                                        -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment ................        (5,175)       (89,103)
Decreases (Increases) in patents ....................             0        (68,159)
Maturity of investments .............................             0      2,052,000
                                                        -----------    -----------

Net cash provided by (used in) investing activities .        (5,175)     1,894,738
                                                        -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock ................................        10,463              0
Principal payments of long-term debt ................       (20,358)       (36,784)
Principal payments of capitalized lease obligations .       (20,218)       (11,865)
                                                        -----------    -----------

Net cash used in financing activities ...............       (30,113)       (48,649)
                                                        -----------    -----------

Net increase (decrease) in cash and equivalents .....    (1,248,484)      (257,810)

Cash and equivalents, beginning of period ...........     2,432,271      6,005,059
                                                        -----------    -----------

CASH AND EQUIVALENTS, END OF PERIOD .................   $ 1,183,787    $ 5,747,249
                                                        ===========    ===========

Interest paid .......................................   $    22,582    $    24,290
Income taxes paid ...................................   $         0    $     1,600

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

        As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The interim financial data are unaudited; however, in the opinion of the management of Medical Science Systems, Inc. and subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to make the interim financial information not misleading. All significant intercompany transactions and accounts have been eliminated in consolidation. Results for interim periods are not necessarily indicative of those to be expected for the full year. Certain classifications have been made in prior period financial statements to conform with the current period presentation.

        The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $16.1 million, including losses of approximately $1.2 million during the first quarter of 1999. In the three months ended March 31, 1999, the Company had negative cash flows from operating activities of approximately $1.2 million. As a result of these losses, available cash resources are limited and will be depleted in 1999 absent additional debt or equity funding. While the Company continues to pursue sources of capital, there can be no assurance that they will be successful in these efforts. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The ability of the Company to continue as a going concern is dependent upon the Company achieving significant revenue increases from their existing genetic products, developing new products, successfully marketing its products to customers at profitable prices and obtaining significant levels of new capital. If the Company is not successful in these efforts, the Company would likely be unable to continue operating as a going concern.

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

        The Company has entered into an agreement with Sheffield University, whereby the Company will undertake the development and commercialization of certain discoveries resulting from Sheffield University's research. The agreement is non-cancelable for discoveries on which the parties have reached a specific agreement, but may be terminated with or without cause by either party upon six-months notice with respect to new discoveries on which the parties have not yet reached agreement. If Sheffield University terminated the agreement, such termination could make the discovery and commercial introduction of new products more difficult or unlikely.

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


NOTE 4 - STOCK OPTIONS

      During the quarter ended March 31, 1999, the Company issued 118,181 incentive stock options to certain employees. The options entitle the holder to purchase shares of the Company's common stock at $0.75 per share and expire ten years from the date of issuance.


NOTE 5 - SEGMENT INFORMATION

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

      The following table presents information about the Company by geographic area.

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                   1999               1998
                                              ------------        ------------
            Total Revenues:
      United States ...................       $     74,335        $     49,071
      France ..........................             10,784               2,405
      Other foreign ...................              7,619               7,418
                                              ------------        ------------
            Total .....................       $     92,738        $     58,894
                                              ============        ============

            Operating Income:
      United States ...................       $   (963,560)       $ (1,859,832)
      France ..........................           (144,534)           (100,034)
      Other foreign ...................            (96,356)           (313,767)
                                              ------------        ------------
            Total .....................       $ (1,204,450)       $ (2,273,633)
                                              ============        ============

            Assets:
      United States ...................       $  2,385,553        $ 10,736,728
      France ..........................                  0                   0
      Other foreign ...................                  0                   0
                                              ------------        ------------
            Total .....................       $  2,385,553        $ 10,736,728
                                              ============        ============



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

      In December 1998, the Company signed an agreement with Washington Dental Service, a member of the Delta Dental Plans Association, for the purchase of 1,200 PST tests. The tests will be used in a study, sponsored by Washington Dental Service, in collaboration with the University of Washington School of Dentistry and Medical Science Systems. The study will provide scientific and financial information about PST in a reimbursement system. This study is expected to provide scientific and financial data regarding the use of PST as a treatment-planning tool to assess risk. The data from the study should be available for analysis in the last quarter of 1999.

      In December 1997, the Company entered into an agreement with Medicadent, a French corporation ("Medicadent"), to market and sell PST in France. In August 1998, the Company entered into an agreement with H.A. Systems, Ltd. to market and sell PST in Israel. Medicadent commenced offering PST in France in June 1998, and H.A. Systems commenced offering PST in Israel in April 1999. No assurances can be made regarding the commercial acceptance of PST. The Company anticipates additional international agreements for the distribution of PST in 1999, but no assurances can be made that such agreements will be entered into by the Company.

      In March 1999, the Company entered into an agreement with the Straumann Company, a leading supplier of dental implants, to market and sell PST in the United States and Puerto Rico. Straumann launched its PST promotional activities in April 1999.

      In April 1999, the Company entered into an agreement with Dumex, a subsidiary of AlPharma, a pharmaceutical manufacturer, to market and sell PST in nine European countries (Austria, Denmark, Finland, Germany, Ireland, Norway, Sweden, Switzerland and the U.K.). Dumex is well-known in Europe as a manufacturer of oral health care products used by periodontists.

      The Company has been awarded four U.S. patents, and has sixteen U.S. patent applications pending. The U.S. Patent & Trademark Office awarded patents to the Company for its osteoporosis and periodontal disease susceptibility tests and two patent awards for its biologic modeling technology called BioFusion(R). BioFusion is used by the Company in the discovery, development and commercialization process. The Company's disease susceptibility patents seek to protect the use of its various genetic markers as an indicator of risk for the specific disease covered, as well as protecting various therapeutic applications which these markers may have.

      The Company has been granted a number of corresponding foreign patents and has filed foreign counterparts of its U.S. applications within the appropriate time frames. Where the Company has originally filed in another country, it has filed and plans to continue to file U.S. and other foreign counterparts within the appropriate time frame.


      CURRENT FINANCIAL CONDITION

      Since its inception, the Company has incurred cumulative net losses of approximately $16.1 million including losses of approximately $1.2 million during the first quarter of 1999. As a result of these losses, available cash resources are limited and will be depleted in July 1999 absent additional debt or equity funding. While the Company continues to pursue sources of capital, there can be no assurance that they will be successful in these efforts. The ability of the Company to continue as a going concern is dependent upon the Company achieving significant revenue increases from their existing genetic products, developing new products, successfully marketing its products to customers at profitable prices and obtaining significant levels of new capital. If the Company is not successful in these efforts, the Company would likely be unable to continue operating as a going concern.

      RESULTS OF OPERATIONS

      COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THREE MONTHS ENDED MARCH 31, 1998

      Gross revenue for the three months ended March 31, 1999 was $92,738 compared to $58,894 for the same period ended March 31, 1998, an increase of 57%. The increase in revenue is attributable to an increase in the number of genetic susceptibility tests sold by the Company. In the three months ended March 31, 1999, the Company conducted 510 tests compared to 355 tests in the same period in 1998. Cost of sales was $32,911 for the three months ended March 31, 1999 compared to $30,087 for 1998. Gross profit margin was 64.5% in the three months ended March 31, 1999 compared to 48.9% for the year earlier period, reflecting lower unit laboratory costs for the Company's genetic tests due to the higher volume of tests.

      Research and development expenses remained relatively stable. For the three months ended March 31, 1999, the Company had R&D expenses of $555,125 as compared to $516,922 for the first quarter of 1998.

      Selling, general and administrative expenses were $709,152 in the first quarter of 1999 compared to $1,785,518 in the first quarter of 1998, a decrease of 60.3%. This decrease is a result of the Company's ongoing cost-cutting initiatives and change in strategy to utilize collaborative partners for its direct sales of its genetic tests. As a result of the Company's effort to reduce costs, the Company had 18 full time employees as of March 31, 1999 compared to 46 one year earlier.

      Interest income in the first quarter of 1999 was $17,592 compared to $145,649 in the first quarter of 1998. This decrease reflects lower balances of cash in 1999 compared to the year earlier period, as cash was utilized throughout 1998 to cover the Company's operating losses. Interest expense of $22,582 was incurred during the period ended March 31, 1999, compared to $24,290 in the same period in 1998. The reduction in interest expense was due to the reduction in the principal amount of the bank debt and lower interest rate on that debt.

      Net loss was $1,205,125 for the first quarter of 1999 compared to a net loss of $2,153,124 for the first quarter of 1998, a decrease of 44.0%. This decrease reflects the reduction in sales and marketing expense as the Company shifts to a collaborative partnering strategy. The Company anticipates that it will continue to experience losses unless its genetic testing revenues grow substantially from current levels and its efforts to develop revenue from licensing its biologic modeling research tools are successful. In addition, if the Company is successful in reaching agreements with strategic partners on developing additional genetic tests, milestone payments, if any, from these strategic partners to help cover the Company's research and development expense could also reduce the net loss. No assurances can be made that the Company will be able to increase its revenues, either from genetic tests or licensing revenue, or that it will be able to reach collaborative partnering agreements.

      LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities was $1,213,196 during the quarter ended March 31, 1999 and $2,103,899 during the same quarter of the prior fiscal year. As of March 31, 1999, the Company had cash and cash equivalents of $1,183,787.

      The Company currently does not have any commitments for material capital expenditures. The Company's obligation at March 31, 1999 for capitalized lease obligations totaled $241,270, of which $138,891 is classified as long-term and $102,379 is classified as current.

      The Company has a term loan with the Bank of America NT&SA which matures in June 2005. The principal balance at March 31, 1999 was $508,930, of which $427,498 is classified long-term debt and $81,432 is classified short-term debt. The Company has provided a certificate-of-deposit as security for this loan, the balance of which at March 31, 1999 was $530,000.

      The Company anticipates that its existing cash and cash equivalents, together with anticipated interest income and revenue, will be sufficient to conduct its operations as planned through July 1999. However, the Company's future capital requirements are anticipated to be substantial, and the Company does not have commitments for additional capital at this time. Such capital requirements are expected to arise from the commercial launch of additional genetic tests, continued marketing and sales efforts for PST, continued research and development efforts, the protection of the Company's intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. The Company plans to raise capital through equity and/or debt issuance when, and if, such capital is available to it. The Company has retained the services of a New York City-based investment banking firm to assist it in raising capital pursuant to a private placement. Management of the Company believes that this offering will be successfully concluded during the second quarter of 1999. THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO RAISE ANY ADDITIONAL NECESSARY CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED, THE COMPANY WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS. SEE "Current Financial Condition" on page 9 hereof.

      The Company's Common Stock is currently listed on The NASDAQ SmallCap Market and the Boston Stock Exchange. If the Company fails to maintain the qualification for its Common Stock to trade on the NASDAQ SmallCap Market or the Boston Stock Exchange, its Common Stock could be subject to delisting. The NASDAQ Stock Market announced increases in the quantitative standards, which became effective in February 1998, for maintenance of any of (x) $2,000,000 of net tangible assets, (y) $35,000,000 of market capitalization or (z) $500,000 of net income for two of the last three years and a minimum bid price per share of $1.00. On February 3, 1999, we received notice from NASDAQ that we are in violation of NASDAQ's minimum bid price requirement and that if our Common Stock does not have a closing bid price of at least $1.00 for ten consecutive trading days during the 90-day period ending May 3, 1999, our Common Stock will be subject to delisting on May 3, 1999. The Company believes it has satisfied this requirement by having a closing bid price of at least $1.00 for the ten consecutive trading days ending March 29, 1999; however the Company has not yet received notice from NASDAQ that such requirement was satisfied. Furthermore, there can be no assurance that our stock price will maintain such $1.00 minimum bid price. If the market price for our Common Stock does fall below the $1.00 bid price, our Common Stock could be subject to delisting from The NASDAQ SmallCap Market. On April 26, 1999, the Company received notice from the NASDAQ SmallCap Market that the Company is in violation of NASDAQ's minimum net tangible asset requirement. The Company has retained the services of a New York City-based investment banking firm to assist it in raising capital pursuant to a private placement. Management believes that the Company, upon the successful conclusion of this offering, will be in compliance with NASDAQ's minimum net tangible asset requirement. However, there can be no assurance that the Company will be able to raise the additional capital necessary to comply with NASDAQ's minimum net tangible asset requirement. If the Company is unable to achieve compliance with NASDAQ's minimum net tangible asset requirement, the Company would likely be delisted from The NASDAQ SmallCap Market and may also suffer material adverse consequences to its business, financial condition and results of operations. Such NASDAQ delisting would also greatly impair the Company's ability to raise additional necessary capital through equity or debt financing.


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

      In the event the Company determines following the year 2000 date change that its Programs and Systems are not year 2000 compliant, the Company will likely experience considerable delays in compiling information required for financial reporting and performing various administrative functions. In the event of such occurrence, the Company's contingency plans call for it to switch vendors to obtain hardware and/or software that is 2000 compliant, and until such hardware and/or software can be obtained, the company will plan to use non-computer systems for its business, including information management services and financial reporting, as well as its various administrative functions.

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

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Sales of Unregistered Securities. On March 31, 1999, the Company issued 10,000 shares of Common Stock to Donner Corp. International ("Donner") in connection with an agreement whereby Donner provided investor and public relations services and other related services to the Company. Such shares of Common Stock were issued pursuant to the exemptions from registration provided under Regulation D ("Regulation D") of the rules and regulations promulgated under the Securities Act of 1933, as amended (the "Securities Act"), by the Securities and Exchange Commission and Section 4(2) of the Securities Act. The Company relied upon certain representations and warranties of Donner, including, among other things, as to its status as an "accredited investor" (as that term is defined in Rule 501(a) of Regulation D) and that the Common Stock was being acquired solely for investment and not with a view to distribution.

      Use of Proceeds from Sales of Registered Securities. On November 26, 1997, the Company completed an initial public offering of its Common Stock, no par value (the "Offering"). Aggregate proceeds from the Offering were $16,200,000, and the net proceeds were $14,904,000. Of the net proceeds, $1,855,617 has been used to repay debt, $3,391,143 has been used for research and development expenses, $4,618,461 has been used for marketing and sales expenses, $4,403,846 has been used for general and administrative expenses, and the remaining $1,003,933 has been allocated to general working capital requirements.


      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None


      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to shareholders in the three months ended March 31, 1999.


      ITEM 5.     OTHER INFORMATION

      None.


      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits.

      10.1 Business Loan Agreement between the Company and Bank of America dated June 5, 1998 (filed herewith)

      10.2* Distribution Agreement between the Company and The Straumann Company dated March 25, 1999 (filed herewith)

      27 Financial Data Schedule (filed herewith)

      *Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

      (b) Reports on Form 8-K

      Not applicable

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER                      DESCRIPTION

      10.1 Business Loan Agreement between the Company and Bank of America dated June 5, 1998 (filed herewith)

      10.2* Distribution Agreement between the Company and The Straumann Company dated March 25, 1999 (filed herewith)

      27    Financial Data Schedule (filed herewith)


      * Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MEDICAL SCIENCE SYSTEMS, INC.


Date: May  17, 1999                  By: /s/ U. SPENCER ALLEN
                                     U. Spencer Allen
                                     Chief Financial Officer and Treasurer
                                     (Duly authorized signatory and Principal
                                     Financial and Accounting Officer)