Form 10KSB/A
period 1998-12-31
MEDICAL SCIENCE SYSTEMS INC
filed 1999-05-18
CIK 1037649

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


1998:                                             HIGH        LOW
                                                  ----        ---
First Quarter..........................          $6.063      $2.938
Second Quarter ........................          $5.00       $3.50
Third Quarter..........................          $4.25       $1.313
Fourth Quarter.........................          $2.125      $0.469

1997:
November 26 - December 31, 1997........          $9.00       $3.875


NUMBER OF SHAREHOLDERS

      As of March 23, 1999, there were approximately 475 beneficial holders and 97 record holders of the Company's Common Stock.

DIVIDENDS

      The Company has not declared any dividends to date and does not plan to declare any dividends in the foreseeable future.


USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

      On November 26, 1997, the Company completed an initial public offering of its Common Stock, no par value (the "Offering"). Aggregate proceeds from the Offering were $16,200,000, and the net proceeds were $14,904,000. Of the net proceeds, $1,815,042 has been used to repay debt, $2,836,018 has been used for research and development expenses, $4,291,384 has been used for marketing and sales expenses, $3,652,771has been used for general and administrative expenses, $200,900 has been paid to Michael G. Newman, a director and former employee of the

Company, pursuant to a severance agreement, and the remaining $2,308,785 has been allocated to general working capital requirements.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MEDICAL SCIENCE SYSTEMS, INC.


Date:   May 18, 1999                By: /s/ U. SPENCER ALLEN
                                    U. Spencer Allen
                                    Chief Financial Officer and Treasurer

      In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

   SIGNATURES                             TITLE                  DATE SIGNED

/s/ PAUL J. WHITE                President, Chief Executive
Paul J. White                    Officer and Director            May 18, 1999
                                 (PRINCIPAL EXECUTIVE OFFICER)

/s/ U. SPENCER ALLEN             Chief Financial Officer and
U. Spencer Allen                 Treasurer                       May 18, 1999
                                 (PRINCIPAL FINANCIAL AND
                                   ACCOUNTING OFFICER)

/s/ KENNETH S. KORNMAN           Chief Scientific Officer and    May 18, 1999
Kenneth S. Kornman               Director

/s/ MICHAEL G. NEWMAN            Secretary and Director          May 18, 1999
Michael G. Newman

/s/ THOMAS A. MOORE              Director                        May 18, 1999
Thomas A. Moore

/s/ RONALD A. LAROSA             Director                        May 18, 1999
Ronald A. LaRosa

/s/ PHILIP R. REILLY
Philip R. Reilly                 Director                        May 18, 1999