Form 10QSB
period 1999-06-30
MEDICAL SCIENCE SYSTEMS INC
filed 1999-08-16
CIK 1037649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 1999

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


     Title of Each Class                      Outstanding at Aug 10, 1999
    ---------------------                     ---------------------------
  Common stock, no par value                           5,558,835


Transitional Small Business Disclosure Format (check one):

Yes [ ]        No [X]

================================================================================

                         MEDICAL SCIENCE SYSTEMS, INC.
                                   Form 10-QSB

                                     INDEX


PART I. FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Balance Sheets (Unaudited) at
                  June 30,1999 and December 31, 1998.......................   1

                Condensed Consolidated Statements of Operations
                  (Unaudited) for the three and six months ended June 30,
                  1999 and June 30, 1998...................................   2

                Condensed Consolidated Statements of Cash Flows
                  (Unaudited) for the six months ended June 30, 1999
                  and June 30, 1998........................................   3

                Notes to Condensed Consolidated (Unaudited)
                  Financial Statements.....................................   4

        Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................   7


PART II. OTHER INFORMATION

        Item 1. Legal Proceedings..........................................  17

        Item 2. Changes in Securities and Use of Proceeds..................  17

        Item 3. Default Upon Senior Securities.............................  18

        Item 4. Submission of Matters to a Vote of Security Holders........  18

        Item 5. Other Information..........................................  18

        Item 6. Exhibits and Reports on Form 8-K...........................  18

                                     PART I
                              FINANCIAL INFORMATION

                          MEDICAL SCIENCE SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          JUNE 30, 1999    DECEMBER 31, 1998
                                                          --------------   -----------------
                    ASSETS
Cash and cash equivalents ............................     $  4,912,878      $  2,432,271
Accounts receivable, net of reserves of $38,351 at
     June 30, 1999 and $20,959 at December 31, 1998 ..           84,975           125,086
Prepaid Expenses .....................................           81,353           127,426
                                                           ------------      ------------
Total current assets .................................        5,079,206         2,684,783

Furniture and equipment, net .........................          363,720           458,107
Other Assets .........................................                0           530,000
                                                           ------------      ------------
TOTAL ASSETS .........................................     $  5,442,926      $  3,672,890
                                                           ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable .....................................     $    143,870      $    278,773
Notes payable ........................................           16,837            47,813
Accrued expenses .....................................          438,826           433,859
Deferred income ......................................          370,609           275,321
Current portion of long-term debt ....................                0            81,432
Current portion of capitalized lease obligations .....           94,610           104,837
                                                           ------------      ------------
Total current liabilities ............................        1,064,752         1,222,035

Long-term debt, net ..................................                0           447,856
Capitalized lease obligations, net ...................          119,606           156,651
                                                           ------------      ------------
Total liabilities ....................................        1,184,358         1,826,542
                                                           ------------      ------------
Preferred stock, no par value
   5,000,000 shares authorized
   2,200,000 issued and outstanding at June 30, 1999,
   none at December 31, 1998 .........................        1,234,854                 0
Common stock, no par value
   10,000,000 shares authorized
   5,558,835 shares issued and outstanding at June 30,
   1999, 5,548,470 at December 31, 1998 ..............       20,244,111        16,719,933
Retained earnings (Accumulated deficit) ..............      (17,220,397)      (14,873,585)
                                                           ------------      ------------
Total shareholders' equity ...........................        4,258,568         1,846,348
                                                           ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........     $  5,442,926      $  3,672,890
                                                           ============      ============

See accompanying notes to condensed consolidated financial statements.

                          MEDICAL SCIENCE SYSTEMS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                               JUNE 30, 1999       JUNE 30, 1998      JUNE 30, 1999        JUNE 30,1998
                                               -------------       -------------      -------------        ------------
                                                (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
Sales ..................................        $   129,335         $   102,616         $   222,073         $   161,510
Cost of sales ..........................             43,206              84,005              76,117             114,092
                                                -----------         -----------         -----------         -----------
Gross profit ...........................             86,129              18,611             145,956              47,418

Expenses:
  Research &
  Development ..........................            545,819             349,810           1,100,944             866,732
  Selling, General &
  Administrative .......................            693,418           2,035,447           1,402,571           3,820,965
                                                -----------         -----------         -----------         -----------
Total expenses .........................          1,239,237           2,385,257           2,503,515           4,687,697
                                                -----------         -----------         -----------         -----------
Loss from operations ...................         (1,153,108)         (2,366,646)         (2,357,559)         (4,640,279)

Other income (expense):

Interest income ........................             26,744             106,691              44,336             252,340
Interest expense .......................            (17,966)            (23,135)            (40,547)            (47,425)
Other income ...........................              2,642               2,436               6,957               2,436
                                                -----------         -----------         -----------         -----------
Total other ............................             11,420              85,992              10,746             207,351
                                                -----------         -----------         -----------         -----------
Loss before provision
  for income taxes .....................         (1,141,688)         (2,280,654)         (2,346,813)         (4,432,928)
Provision for taxes ....................                  0                   0                   0                 850
                                                -----------         -----------         -----------         -----------
NET LOSS ...............................        $(1,141,688)        $(2,280,654)        $(2,346,813)        $(4,433,778)
                                                ===========         ===========         ===========         ===========

Reconciliation of net loss to net loss applicable to common stock:

  Net loss .............................        $(1,141,688)        $(2,280,654)        $(2,346,813)        $(4,433,778)
  Amortization of the
   value of the bene-
   ficial conversion
   feature of the
   preferred stock .....................         (1,234,854)                  0          (1,234,854)                  0
                                                -----------         -----------         -----------         -----------
Net loss applicable
  to common stock ......................        $(2,376,542)        $(2,280,654)        $(3,581,667)        $(4,433,778)
                                                ===========         ===========         ===========         ===========

Basic and diluted
  loss per share .......................              (0.43)              (0.41)              (0.64)              (0.80)
                                                ===========         ===========         ===========         ===========
Weighted average common
  shares outstanding ...................          5,558,668           5,540,895           5,553,569           5,540,895
                                                ===========         ===========         ===========         ===========

See accompanying notes to condensed consolidated financial statements.

                          MEDICAL SCIENCE SYSTEMS, INC.
                                AND SUBSIDIARIES
                        CONDENSED STATEMENT OF CASH FLOWS

                                                                SIX MONTHS ENDED
                                                         JUNE 30, 1999     JUNE 30, 1998
                                                         -------------     -------------
                                                          (unaudited)       (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss ............................................     $(2,346,813)     $(4,433,778)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization ..................          99,562           71,907
     Accretion of investments .......................               0         (157,036)
(Increase) decrease in
     Accounts receivable ............................          40,111          (21,358)
     Inventories ....................................               0            5,156
     Prepaid expenses ...............................          46,073         (110,635)
Increase (decrease) in
     Accounts payable ...............................        (134,903)        (269,236)
     Accrued expenses ...............................           4,967          415,011
     Deferred income ................................          95,288          126,893
                                                          -----------      -----------
Net cash used in operating activities ...............      (2,195,715)      (4,373,076)
                                                          -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment ................          (5,175)        (318,361)
Decreases (Increases) in patents ....................               0         (144,811)
Maturity of investments .............................               0        2,052,000
Decreases (Increases) in Other Assets ...............         530,000                0
                                                          -----------      -----------
Net cash provided by investing activities ...........         524,825        1,588,828
                                                          -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock ................................          10,613                0
Sale of preferred stock .............................       5,000,000                0
Offering costs of preferred stock issuance ..........        (251,580)               0
Proceeds from capitalized lease obligations .........               0           79,454
Principal payments of notes payable .................         (30,976)               0
Retirement of long-term debt ........................               0         (558,538)
Proceeds from long-term borrowings ..................               0          570,000
Principal payments of long-term debt ................        (529,288)         (73,762)
Principal payments of capitalized lease obligations .         (47,272)         (30,966)
                                                          -----------      -----------
Net cash provided by (used in) financing activities .       4,151,497          (13,812)
                                                          -----------      -----------
Net increase (decrease) in cash and equivalents .....       2,480,607       (2,798,060)
Cash and equivalents, beginning of period ...........       2,432,271        6,005,059
                                                          -----------      -----------
CASH AND EQUIVALENTS, END OF PERIOD .................     $ 4,912,878      $ 3,206,999
                                                          ===========      ===========
Interest paid .......................................     $    40,547      $    24,290
Income taxes paid ...................................     $         0      $     1,600

NON-CASH ITEMS

Stock issued to placement agent .....................     $   500,000      $         0
Common Stock warrants issued to placement agent .....     $ 3,080,000      $         0


See accompanying notes to condensed consolidated financial statements.

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

        The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $17.2 million, including losses of approximately $1.1 million during the second quarter of 1999 and $2.3 million for the six months ended June 30, 1999. Additionally, for the six months ended June 30, 1999, the Company experienced negative cash flows from operating activities of approximately $2.2 million. As a result of these losses, available cash resources are limited. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The ability of the Company to continue as a going concern is dependent upon the Company achieving significant revenue increases from their existing genetic products, developing new products, successfully marketing its products to customers at profitable prices and obtaining significant levels of new capital. If the Company is not successful in these efforts, the Company would likely be unable to continue operating as a going concern.

        As discussed in footnote 4, the Company issued $5 million of preferred stock during the second quarter, which generated approximately $4.7 million in net proceeds. Management is in discussions with a number of potential strategic partners and, if discussions are successfully completed, believes there should be up-front funding of some of the Company's development programs. There can be no assurance that any of the partnering discussions will be completed, or if such discussions are complete, that there will be up-front funding of the Company's programs. Management anticipates the current cash resources, absent additional capital or financings, will be sufficient to conduct its operations as planned through January 2001.

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

NOTE 2 - DISTRIBUTOR AGREEMENTS

        During the second quarter of 1999 the Company signed distribution agreements with two separate distributors. The Company received payments in connection with exclusive territorial rights which is included in deferred income net of direct expenses and will be amortized over the life of the contract.

NOTE 3 - EARNINGS PER SHARE

        Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," outlines methods for computing and presenting earnings per share. SFAS 128 requires a calculation of basic and diluted weighted average shares outstanding for all periods presented. As the company had losses for the three and six months ended June 30, 1999 and 1998, convertible preferred stock, options and warrants have been excluded as they are antidilutive in loss periods.

NOTE 4 - EQUITY

      During the quarter ended June 30, 1999, the Company granted stock options to the interim CEO and Chairman of the Board of Directors for the purchases of 240,000 shares. The options entitle the holder to purchase shares of the Company's common stock at $0.50 per share and expire ten years from the date of issuance.

      Pursuant to a Private Placement which occurred in June 1999, the Company issued 2,200,000 shares of its Series A Preferred Stock, no par value ("Series A Stock"), for $5 million. Each share of the Series A Stock is automatically converted into five shares of the Company's common stock at a conversion price of $0.50 per share upon the approval of the private placement by the Company's shareholders. The Company anticipates receiving such approval at the Annual Meeting of Shareholders on August 20, 1999. The Company filed a Registration Statement registering the resale of the shares of the common stock underlying the Series A Stock on July 23, 1999. The Company anticipates that it will request that the SEC declare the registration statement effective following approval of the private placement by the Company's shareholders. On the closing date of the private placement, the conversion price of the Series A Stock was less than the market price of the common stock. As a result, there was a beneficial conversion of approximately $5 million. The beneficial conversion was recorded as common stock and is being accreted to preferred stock ratably from the closing date of the preferred stock to the earliest conversion date, August 20, 1999. In conjunction with this offering, the placement agent received a warrant to purchase 1,000,000 shares of common stock at a price of $0.50 per share, and 200,000 shares of preferred stock. This warrant expires on June 16, 2004.


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

      The following table presents information about the Company by geographic area.

                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                                1999               1998
                                            -----------         -----------
          Total Revenues:
    United States ..................        $   169,427         $   136,718
    France .........................             20,910               4,920
    Other foreign ..................             31,736              19,872
                                            -----------         -----------
          Total ....................        $   222,073         $   161,510
                                            ===========         ===========

          Operating Income:
    United States ..................        $(1,791,745)        $(3,944,237)
    France .........................           (212,180)           (139,208)
    Other foreign ..................           (353,634)           (556,834)
                                            -----------         -----------
          Total ....................        $(2,357,559)        $(4,640,279)
                                            ===========         ===========

          Assets:
    United States ..................        $ 5,442,925         $ 8,648,454
    France .........................                  0                   0
    Other foreign ..................                  0                   0
                                            -----------         -----------
          Total ....................        $ 5,442,925         $ 8,648,454
                                            ===========         ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements contained in this Form 10-QSB are "forward-looking statements" within the meaning of the Section 27A of the Securities Act and
Section 21E of the Exchange Act. Specifically, all statements other than statements of historical fact included in this Form 10-QSB regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, risks inherent to developing genetic tests once genes have been discovered, the Company's limited sales and marketing experience, risk of market acceptance of the Company's products, risk of technology and products obsolescence, delays in development of products, reliance on partners, risks related to third-party reimbursement, risks regarding government regulation, competitive risks and those risks and uncertainties described in the Company's Registration Statement on Form S-3 filed July 23, 1999 (File No. 333-83631) and in other filings made by the Company with the Securities and

Exchange Commission (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

      The following comments should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB.

GENERAL OVERVIEW

      Medical Science Systems, Inc., a Texas corporation ("MSSI" or the "Company") develops and commercializes genetic diagnostic tests and medical research tools. The Company's efforts are focused on genetic factors that affect the rate of progression of clinical disease through their influence on common host systems. The Company's first genetic test, PST(R), a test predictive of risk for periodontal disease, is currently marketed in the United States, Europe and Israel. Products under development include tests predictive of risk for osteoporosis, coronary artery disease, diabetic retinopathy, asthma, pulmonary fibrosis, and meningitis/sepsis.

      The Company believes by combining genetic risk assessment with specific therapeutic strategies, improved clinical outcomes and more cost-effective management of these common diseases are achieved. MSSI also develops and licenses its medical research tools, including BioFusion(R), to pharmaceutical companies. BioFusion, a proprietary enabling system for diagnostic and drug discovery and development, is a computer modeling system that integrates genetic and other sub-cellular behavior, system functions, and clinical symptoms to simulate complex diseases. This system allows useful information to be derived from rapidly increasing databases of gene expression being generated in companies and academic centers worldwide.

      The Company successfully completed a private placement in June 1999. The offering of $5 million of preferred stock raised $4.7 million in net proceeds. Such preferred stock will be automatically converted to common stock upon approval of the private placement by the shareholders of the Company. The Company anticipates receiving such approval at the Company's annual meeting of shareholders on August 20, 1999.

      The Company is in discussions with a number of potential strategic partners and, if such discussions are successfully completed, the Company believes this will result in the up-front funding of some of its programs. There can be no assurance that any of the partnering discussions will be completed, or if such discussions are complete, that there will be up-front funding of the Company's programs.

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

      In December 1998, the Company signed an agreement with Washington Dental Service, a member of the Delta Dental Plans Association, for the purchase of 1,200 PST tests. The tests will be used in a study, sponsored by Washington Dental Service, in collaboration with the University of Washington School of Dentistry and Medical Science Systems. The study will provide scientific and financial information about PST in a reimbursement system. This study is expected to provide scientific and financial data regarding the use of PST as a treatment-planning tool to assess risk. The data from the study is anticipated to be available for analysis in the last quarter of 1999.

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

      The Company has been granted a number of corresponding foreign patents and has filed foreign counterparts of its U.S. applications. Where the Company has originally filed in another country, it has filed and plans to continue to file U.S. and other foreign counterparts.


      CURRENT FINANCIAL CONDITION

      Since its inception, the Company has incurred cumulative net losses of approximately $17.2 million including losses of approximately $1.1 million during the second quarter of 1999 and $2.3 million for the six months ended June 30, 1999. As a result of these losses, available cash resources are limited and will be depleted in January 2001 absent additional debt or equity funding or a strategic alliance which provides operating capital. The ability of the Company to continue as a going concern is dependent upon the Company achieving significant revenue increases from its existing genetic products, developing new products, successfully marketing its products to customers at profitable prices and obtaining significant levels of new capital. If the Company is not successful in these efforts, the Company would likely be unable to continue operating as a going concern. See Note 1 to the Financial Statements included herein.

      RESULTS OF OPERATIONS

            COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THREE MONTHS ENDED JUNE 30, 1998

      Gross revenue for the three months ended June 30, 1999 was $129,335 compared to $102,616 for the same period ended June 30, 1998, an increase of 26%. In June 1999 the Company received an up-front payment of $150,000 from Dumex-Alpharma A/S for the rights to distribute the Company's genetic susceptibility test for periodontal disease, PST(R), in ten European countries. $50,000 of this payment was recognized as revenue during the three months ended June 30, 1999 to offset direct expenses associated with the agreement, with the balance of $100,000 being reflected as a current liability under the caption, deferred income. In the three months ended June 30, 1999, the Company conducted 404 PST tests compared to 623 tests in the same period in 1998. The results for the three months ended June 30, 1998, reflect the activity of the Company's direct sales force during such period. The Company disbanded its sales force and discontinued its direct marketing efforts in late 1998, and opted to pursue collaborative partners to market the PST test in lieu of its direct sales force. Due to the absence of a direct sales force and its marketing partners only just beginning to market the PST test during the quarter ended June 30, 1999, the results for such quarter were lower than the corresponding previous year's quarter. Cost of sales was $43,206 for the three months ended June 30, 1999 compared to $84,005 for 1998. Gross profit margin was 66.6% in the three months ended June 30, 1999 compared to 18.1% for the year earlier period, reflecting lower unit laboratory costs for the Company's genetic tests.

      For the three months ended June 30, 1999, the Company had R&D expenses of $545,819 as compared to $349,810 for the second quarter of 1998. The year-earlier expense was lower due to an abnormally low level of expenditures during that quarter for clinical trials.

      Selling, general and administrative expenses were $693,418 in the second quarter of 1999 compared to $2,035,447 in the second quarter of 1998, a decrease of 65.9%. This decrease is a result of the Company's ongoing cost-cutting initiatives and change in strategy to utilize collaborative partners for its direct sales of its genetic tests. As a result of the Company's effort to reduce costs, the Company had 18 full time employees as of June 30, 1999 compared to 48 one year earlier.

      Interest income in the second quarter of 1999 was $26,744 compared to $106,691 in the half quarter half of 1998. This decrease reflects lower balances of cash in the second quarter of 1999 compared to the year earlier period, as cash was utilized throughout 1998 to cover the Company's operating losses. Interest expense of $17,966 was incurred during the period ended June 30, 1999, compared to $23,135 in the same period in 1998. The reduction in interest expense was due to the reduction in the principal amount of the bank debt and lower interest rate on that debt.

      Net loss was $1,141,688 for the second quarter of 1999 compared to a net loss of $2,280,654 for the second quarter of 1998, a decrease of 49.9%. This decrease reflects the reduction in sales and marketing expense as the Company shifted to a collaborative partnering strategy. The Company anticipates that it will continue to experience losses unless its genetic testing revenues grow substantially from current levels and its efforts to develop revenue from licensing its biologic modeling research tools are successful. In addition, if the Company is successful in reaching agreements with strategic partners on developing additional genetic tests, milestone payments, if any, from these strategic partners to help cover the Company's research and development expense could also reduce the net loss. No assurances can be made that the Company will be able to increase its revenues, either from genetic tests or licensing revenue, or that it will be able to reach collaborative partnering agreements.

      COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 1998

      Gross revenue for the six months ended June 30, 1999 was $222,073 compared to $161,510 for the same period ended June 30, 1998, an increase of 37%. In the six months ended June 30, 1999, the Company conducted 914 tests compared to 978 tests in the same period in 1998. The results for the six months ended June 30, 1998, reflect the activity of the Company's direct sales force during such period. Such activity was discontinued late in 1998. The results for the six months ended June 30, 1999, were lower than the year earlier period due to the lack of a direct sales force during such period and due to the fact that the Company's two major PST distributors were just beginning distribution of PST during the second quarter of 1999. Cost of sales was $76,117 for the six months ended June 30, 1999 compared to $114,092 for 1998. Gross profit margin was 65.7% in the six months ended June 30, 1999 compared to 29.4% for the year earlier period, reflecting lower unit laboratory costs for the Company's genetic tests.

      For the six months ended June 30, 1999, the Company had R&D expenses of $1,100,944 compared to $866,732 for the first half of 1998.

      Selling, general and administrative expenses were $1,402,571 in the first half of 1999 compared to $3,820,965 in the first half of 1998, a decrease of 63.3%. This decrease is a result of the Company's ongoing cost-cutting initiatives and change in strategy to utilize collaborative partners for its direct sales of its genetic tests.

      Interest income in the first half of 1999 was $44,336 compared to $252,340 in the first half of 1998. This decrease reflects lower balances of cash in the first half of 1999 compared to the year earlier period, as cash was utilized throughout 1998 to cover the Company's operating losses. Interest expense of $40,547 was incurred during the six month period ended June 30, 1999, compared to $47,425 in the same period in 1998. The reduction in interest expense was due to the reduction in the principal amount of the bank debt and lower interest rate on that debt.

      Net loss was $2,346,813 for the first half of 1999 compared to a net loss of $4,433,778 for the first half of 1998, a decrease of 47.0%. This decrease reflects the reduction in sales and marketing expense as the Company shifts to a collaborative partnering strategy.

      LIQUIDITY AND CAPITAL RESOURCES

      Pursuant to a $5 million private placement in June 1999, the Company issued 2,200,000 shares of Series A Preferred Stock, no par value, which generated net proceeds of $4.7 million. Each share of the Series A Stock is automatically converted into 5 shares of the Company's common stock at a conversion price of $0.50 per share upon the approval of the private placement by the Company's shareholders.

      Net cash used in operating activities was $2,195,714 during the six months ended June 30, 1999 and $4,373,076 during the same period of the prior fiscal year. As of June 30, 1999, the Company had cash and cash equivalents of $4,912,878.

      The Company currently does not have any commitments for material capital expenditures. The Company's obligation at June 30, 1999 for capitalized lease obligations totaled $214,216, of which $119,606 is classified as long-term and $94,610 is classified as current.

      In June 1999 the Company repaid a bank loan which had a principal balance of $495,358. The Company had provided a $530,000 certificate-of-deposit as security for this loan, which was released upon the repayment of the loan.

      The Company anticipates that its existing cash and cash equivalents, together with anticipated interest income and revenue, will be sufficient to conduct its operations as planned through January 2001. However, the Company's future capital requirements are anticipated to be substantial, and the Company does not have commitments for additional capital at this time. Such capital requirements are expected to arise from the commercial launch of additional genetic tests, continued marketing and sales efforts for PST, continued research and development efforts, the protection of the Company's intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO RAISE ANY ADDITIONAL NECESSARY CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED, THE COMPANY WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS. SEE "Current Financial Condition" on page 10 hereof and Note 1 of the Financial Statements included herein.

      The Company's Common Stock is currently listed on The NASDAQ SmallCap Market and the Boston Stock Exchange. If the Company fails to maintain the qualification for its Common Stock to trade on the NASDAQ SmallCap Market or the Boston Stock Exchange, its Common Stock could be subject to delisting. The NASDAQ Stock Market announced increases in the quantitative standards, which became effective in February 1998, for maintenance of any of (x) $2,000,000 of net tangible assets, (y) $35,000,000 of market capitalization or (z) $500,000 of net income for two of the last three years and a minimum bid price per share of $1.00. On February 3, 1999, we received notice from NASDAQ that we were in violation of NASDAQ's minimum bid price requirement and that if our Common Stock did not have a closing bid price of at least $1.00 for ten consecutive trading days during the 90-day period ending May 3, 1999, our Common Stock was subject to delisting on May 3, 1999. The Company believes it satisfied this requirement by having a closing bid price of at least $1.00 for the ten consecutive trading days ending March 29, 1999; however the Company has not yet received notice from NASDAQ that such requirement was satisfied. Furthermore, there can be no assurance that our stock price will maintain such $1.00 minimum bid price. If the market price for our Common Stock does fall below the $1.00 bid price, our Common Stock could be subject to delisting from The NASDAQ SmallCap Market.

      On April 19, 1999, the Company received notice from the NASDAQ SmallCap Market that the Company was in violation of NASDAQ's $2,000,000 minimum net tangible asset requirement. As a result of the Private Placement, management believes that the Company is in compliance with NASDAQ's minimum net tangible asset requirement; however, the Company has not yet received notice from NASDAQ that such requirement was satisfied. The Company filed a Current Report on Form 8-K dated June 25, 1999, containing the Company's pro forma balance sheet at May 31, 1999, adjusted to reflect the results of the Private Placement. Such balance sheet reflects net tangible assets in excess of $2,000,000. If the Company is unable to maintain compliance with NASDAQ's minimum net tangible asset requirement, the Company would likely be delisted from The NASDAQ SmallCap Market and may also suffer material adverse consequences to its business, financial condition and results of operations.

            On April 26, 1999, the Company received a letter from NASDAQ expressing concern regarding the "going concern" opinion of Arthur Andersen LLP, the Company's independent public accountant, given in Arthur Andersen LLP's report contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. While NASDAQ did not notify the Company that its Common Stock was subject to delisting due to such opinion, NASDAQ does have the discretion to so delist the Company's Common Stock for any number of reasons, including the "going concern" opinion of Arthur Andersen LLP. There can be no assurance that the Company will be able to address this issue in a manner satisfactory to NASDAQ, or that that the Company's Common Stock will not be delisted from The NASDAQ SmallCap Market.

      On August 3, 1999, the Company received a letter from NASDAQ questioning whether the Company had violated the shareholder approval provisions of the NASDAQ Marketplace Rules due to an alleged change-in-control resulting from the private placement of the Series A Preferred Stock completed by the Company in June 1999. As a result, NASDAQ is reviewing the Company's eligibility for continued listing on The NASDAQ SmallCap Market. The Company does not believe that a change-of-control occurred and is engaged in discussions with NASDAQ to resolve this matter. There can be no assurance that the Company will be able to address this issue in a manner satisfactory to NASDAQ, or that the Company's Common Stock will not be delisted from The NASDAQ SmallCap Market.

      If the Company's shares are not listed as intended, trading, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board, which was established for securities that do not meet The NASDAQ SmallCap Market's listing requirements. Consequently, selling the Common Stock of the Company would be more difficult because smaller quantities of shares could be bought and sold, transactions could be delayed, and security analysts' and new media's coverage of the Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of Common Stock. Such NASDAQ delisting would also greatly impair the Company's ability to raise additional necessary capital through equity or debt financing.


      If the Common Stock of the Company is not listed on The NASDAQ SmallCap Market and/or the Boston Stock Exchange, it may become subject to Rule 15g-9 under the Exchange Act. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the Common Stock and affect the ability of holders to sell their shares of Common Stock of the Company in the secondary market.

      The SEC's regulations define a "penny stock" to be any equity security that has a market price less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. The penny stock restrictions will not apply to our shares if they are listed on The NASDAQ SmallCap Market or the Boston Stock Exchange and we provide certain price and volume information on a current and continuing basis, or meet required minimum net tangible assets or average revenue criteria. There can be no assurance that the shares of Common Stock of the Company will qualify for exemption from these restrictions. If such shares were subject to the penny stock rules, the market liquidity for the shares could be adversely affected.

      Historically, the Common Stock of the Company has experienced low trading volumes. The market price of the Common Stock also has been highly volatile and it may continue to be highly volatile as has been the case with the securities of other public biotechnology companies. Factors such as announcements by the Company or its competitors concerning technological innovations, new commercial products or procedures, proposed government regulations and developments or disputes relating to patents or proprietary rights may substantially affect the market price of the Company's securities. Changes in the market price of the common Stock may bear no relation to the Company's actual operational or financial results.

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

                                     PART II
                                OTHER INFORMATION


      ITEM 1. LEGAL PROCEEDINGS

      On March 2, 1999, Entelos, Inc. filed an action against the Company in United States District Court for the Northern District of California, alleging that two of Entelos' principals, Samuel Holtzman and Thomas Paterson, are co-inventors of the inventions claimed in two of the Company's software patents - U.S. Pat. Nos. 5,657,255 and 5,808,918. In the suit, Entelos was seeking a declaratory judgment that Entelos is the co-owner of all rights under the foregoing patents, an order correcting the inventorship of the patents to list Holtzman and Paterson as co-inventors, and restitution to Entelos of its share of the profits obtained from the patents. The complaint also asserted an unfair competition claim. In June 1999 the Company entered into a settlement agreement with Entelos, that, among other things, granted Entelos a non-exclusive, fully paid-up, royalty-free world-wide license to make, have made, use, import, offer to sell and sell products and practice any systems, methods or other inventions covered by the patents. Pursuant to a stipulation and order of dismissal issued by the United States District Court for the Northern District of California, all claims and counterclaims in the above-described action were dismissed with prejudice. The Company did not pay any money to Entelos as part of the agreement, and management does not believe that the settlement will have a material adverse affect on future business activities of the Company.

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      Recent Sales of Unregistered Securities

      In June 1999, the Company completed a private placement (the "Private Placement") whereby the Company sold 2,000,000 shares of Series A Preferred Stock, no par value ("Series A Preferred"), at a per share purchase price of $2.50 for a total offering price of $5,000,000. In connection with the Private Placement, the Company issued an additional 200,000 shares of Series A Preferred to Fine Equities, Inc. (the "Placement Agent") as its fee. The Company also issued to the Placement Agent, a warrant to purchase up to 1,000,000 shares of Common Stock of the Company at a per share purchase price of $.50. Each share of Series A Preferred will automatically convert into five (5) shares of Common Stock upon shareholder ratification of the issuance of the Series A Preferred issued pursuant to the Private Placement, which ratification is required to comply with certain NASDAQ requirements. The shares of Series A Preferred (the "Shares") issued pursuant to the Private Placement were not registered under the Securities Act of 1993, as amended (the "Securities Act"), pursuant to the exemptions of such registration provided under Regulation D ("Regulation D") of the rules and regulations promulgated under the Securities Act by the Securities and Exchange Commission and
      Section 4(2) of the Securities Act. The Company relied on certain representations and warranties of the Private Placement investors, including, among other things, each of such investors' ability to evaluate the merits and risks of an investment in the Shares, each of such investors' status as an

      "accredited investor" (as that term is defined in Rule 501(a) of Regulation D) and that the Shares were acquired solely for each of such investors' own account for investment and not with a view to distribution.

      Use of Proceeds from Sales of Registered Securities. On November 26, 1997, the Company completed an initial public offering of its Common Stock, no par value (the "Offering"). Aggregate proceeds from the Offering were $16,200,000, and the net proceeds were $14,904,000. All of the net proceeds of the Offering have been used by the Company for expenses and general working capital requirements.


      ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None


      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to shareholders in the three months ended June 30, 1999.


      ITEM 5. OTHER INFORMATION

      None.


      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

      3.1 Amended and Restated Articles of Incorporation of the Company (filed herewith).

      4.1 Statement Establishing Relative Rights and Preferences of Preferred Stock (filed herewith).

      4.2 Warrant dated June 15, 1999, granted to Fine Equities, Inc. (filed herewith).

     10.1 Consulting Services Agreement dated June 1, 1999, between the Company and Philip R. Reilly (filed herewith).

     10.2 Non-Qualified Stock Option Agreement dated June 1, 1999, between the Company and Philip R. Reilly (filed herewith).

     10.3   Form of Subscription Agreement (filed herewith).

     10.4 Agency Agreement dated June 15, 1999, between the Company and Fine Equities, Inc. (filed herewith).

     27     Financial Data Schedule (filed herewith)

      (b)   Reports on Form 8-K

      Form 8-K dated June 16, 1999 and filed June 25, 1999 reporting the private placement of Series A Preferred Stock and containing the Company's Pro Forma Balance Sheet as of May 31, 1999.


                                  EXHIBIT INDEX

EXHIBIT NUMBER               DESCRIPTION

      3.1 Amended and Restated Articles of Incorporation of the Company (filed herewith).

      4.1 Statement Establishing Relative Rights and Preferences of Preferred Stock (filed herewith).

      4.2 Warrant dated June 15, 1999, granted to Fine Equities, Inc. (filed herewith).

     10.1 Consulting Services Agreement dated June 1, 1999, between the Company and Philip R. Reilly (filed herewith).

     10.2 Non-Qualified Stock Option Agreement dated June 1, 1999, between the Company and Philip R. Reilly (filed herewith).

     10.3   Form of Subscription Agreement (filed herewith).

     10.4 Agency Agreement dated June 15, 1999, between the Company and Fine Equities, Inc. (filed herewith).

     27     Financial Data Schedule (filed herewith)

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          MEDICAL SCIENCE SYSTEMS, INC.


Date: August  16, 1999                    By: /s/ U. Spencer Allen
                                                  U. Spencer Allen
                                                  Chief Financial Officer,
                                                  Secretary & Treasurer
                                                  Duly authorized signatory and
                                                  Principle Financial and
                                                  Accounting Officer)