Form 10QSB
period 1999-09-30
INTERLEUKIN GENETICS INC
filed 1999-11-15
CIK 1037649

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended: SEPTEMBER 30, 1999

                      Commission File Number: 333-37441

                          INTERLEUKIN GENETICS, INC.
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

                        Medical Science Systems, Inc.
                                (Former Name)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

          Title of Each Class                  Outstanding at Nov 10, 1999
       Common stock, no par value                      16,576,175


Transitional Small Business Disclosure Format (check one):
Yes  [ ]       No    [X]

                           INTERLEUKIN GENETICS, INC.
                                   Form 10-QSB
                                      INDEX
PART I.  FINANCIAL INFORMATION

      Item 1.  Condensed Consolidated Balance Sheets at
               September 30,1999 (Unaudited) and December 31, 1998.............1

               Condensed Consolidated Statements of Operations (Unaudited)
               for the three and nine months ended September 30, 1999 and
               September 30, 1998..............................................2

               Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1999 and September 30, 1998..3

               Notes to Condensed Consolidated (Unaudited) Financial
               Statements......................................................4

      Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations...........................................6


PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings..............................................14

      Item 2.  Changes in Securities and use of Proceeds......................14

      Item 3.  Default Upon Senior Securities.................................15

      Item 4.  Submission of Matters to a Vote of Security Holders............15

      Item 5.  Other Information..............................................15

      Item 6.  Exhibits and Reports on Form 8-K...............................15

                                     PART I
                              FINANCIAL INFORMATION

                           INTERLEUKIN GENETICS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               1999           1998
                                                           ------------    ------------
                                                            (Unaudited)
                                    ASSETS
Cash and cash equivalents ..............................   $  3,544,508    $  2,432,271
Accounts receivable, net of reserves of $58,235 at
September 30, 1999 and $20,959 at December 31, 1998 ....        165,435         125,086
Prepaid expenses .......................................        110,952         127,426
                                                           ------------    ------------
Total Current assets ...................................   $  3,820,895       2,684,783
                                                           ------------    ------------
Furniture and equipment, net ...........................        318,134         458,107

Other assets ...........................................              0         530,000
                                                           ------------    ------------
TOTAL ASSETS ...........................................   $  4,139,029    $  3,672,890
                                                           ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable .......................................   $    287,675    $    278,773
Notes payable ..........................................          4,915          47,813
Accrued expenses .......................................        493,832         433,859
Deferred income ........................................        398,484         275,321
Current portion of long-term debt ......................              0          81,432
Current portion of capitalized lease obligations .......         77,647         104,837
                                                           ------------    ------------
Total current liabilities ..............................      1,262,553       1,222,035
Long-term debt, net ....................................              0         447,856
Capitalized lease obligations, net .....................        110,232         156,651
                                                           ------------    ------------
Total liabilities ......................................      1,372,785       1,826,542
Preferred Stock, no par value
  5,000,000 shares authorized
  none issued and outstanding ..........................              0               0
Common stock, no par value
  5,000,000 shares authorize; 16,576,175 shares
  issued (includes 475,000 to be issued) and outstanding
  at September 30, 1999
  10,000,000 shares authorized,; 5,548,470 shares issued
  and outstanding at December 31, 1998 .................     22,639,904      16,719,933
Accumulated deficit ....................................    (19,833,179)    (14,873,585)
Other comprehensive income .............................        (40,481)           --
                                                           ------------    ------------
Total shareholders' equity .............................      2,766,244       1,846,348
                                                           ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............   $  4,139,029    $  3,672,890
                                                           ------------    ------------

     See accompanying notes to condensed consolidated financial statements.

                          INTERLEUKIN GENETICS, INC.
                               AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      ----------------------------    ----------------------------
                                                                      SEPTEMBER 30,  SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                                          1999            1998            1999            1998
                                                                      ------------    ------------    ------------    ------------
                                                                       (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Sales .............................................................   $    140,179    $    107,981    $    362,252    $    269,491
Cost of sales .....................................................         79,518          58,252         155,635         172,344
                                                                      ------------    ------------    ------------    ------------
Gross profit ......................................................         60,661          49,729         206,617          97,147

Expenses:
       Research &
       Development ................................................      1,764,845         513,128       2,865,789       1,379,860
       Selling, General &
       Administrative .............................................        936,561       1,584,922       2,339,132       5,405,887
                                                                      ------------    ------------    ------------    ------------
Total expenses ....................................................      2,701,406       2,098,050       5,204,921       6,785,747
                                                                      ------------    ------------    ------------    ------------
Loss from operations ..............................................     (2,640,745)     (2,048,321)     (4,998,304)     (6,688,600)

Other expense (expense):

Interest income ...................................................         34,944          74,130          79,280         326,470
Interest expense ..................................................         (9,997)        (22,853)        (50,544)        (70,278)
Other income ......................................................          3,017          (2,566)          9,974            (130)
                                                                      ------------    ------------    ------------    ------------
Total other .......................................................         27,964          48,711          38,710         256,062
                                                                      ------------    ------------    ------------    ------------
Loss before provision for
income taxes ......................................................     (2,612,781)     (1,999,610)     (4,959,594)     (6,432,538)
Provision for income taxes ........................................              0               0               0             850
                                                                      ------------    ------------    ------------    ------------
NET LOSS ..........................................................   $ (2,612,781)   $ (1,999,610)   $ (4,959,594)   $ (6,433,388)
                                                                      ============    ============    ============    ============
Reconciliation of net loss to net loss appplicable to common stock:

Net Loss ..........................................................   $ (2,612,781)   $ (1,999,610)   $ (4,959,594)   $  6,433,388)

Amortization of the value
of the beneficial
conversion feature of the
preferred stock ...................................................   $ (3,765,146)              0      (5,000,000)              0
                                                                      ------------    ------------    ------------    ------------
Net loss applicable
to common stock ...................................................   $ (6,377,927)   $ (1,999,610)   $ (9,959,594)   $ (6,433,388)
                                                                      ============    ============    ============    ============
Basic and diluted loss
per share .........................................................          (0.60)          (0.36)          (1.37)          (1.16)
                                                                      ============    ============    ============    ============
Weighted average
common shares
outstanding .......................................................     10,587,245       5,540,895       7,251,550       5,540,895
                                                                      ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements.

                          INTERLEUKIN GENETICS, INC.
                               AND SUBSIDIARIES
                      CONDENSED STATEMENT OF CASH FLOWS

                                                                          NINE MONTHS ENDED
                                                                      --------------------------
                                                                     SEPTEMBER 30,  SEPTEMBER 30,
                                                                         1999           1998
                                                                      -----------    -----------
                                                                      (UNAUDITED)    (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss ..........................................................   $(4,959,594)   $(6,433,388)
Adjustments to reconcile net loss to net cash used in
   operating activities:
                  Common stock issued in consideration for services
                     rendered .....................................     1,180,198              0
                  Depreciation and amortization ...................       147,538        109,478
                  Accretion of investments ........................             0       (219,082)
(Increase) decrease in:
                  Accounts receivable .............................       (40,349)       (45,250)
                  Inventories .....................................             0         11,357
                  Prepaid expenses ................................        16,474        (26,307)
Increase (decrease) in:
                  Accounts payable ................................         8,902       (240,553)
                  Accrued expenses ................................        59,973        376,858
                  Deferred income .................................       123,163        113,123
                                                                      -----------    -----------
Net cash used in operating activities .............................    (3,463,695)   (6,353, 764)
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Purchases of furniture and equipment ..............................        (7,565)      (395,275)
Increases in patents ..............................................             0       (351,844)
Maturity of investments ...........................................             0      6,226,795
Decreases (Increases) in other assets .............................       530,000       (570,000)
                                                                      -----------    -----------
Net cash provided by investing activities .........................       522,435      4,909,676
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from preferred stock issuance ........................     4,713,279              0
Proceeds from sale of common stock ................................        26,494              0
Proceeds from capitalized lease obligations .......................             0        205,768
Principal payments of notes payable ...............................       (42,898)             0
Retirement of long-term debt ......................................             0       (558,538)
Proceeds from long-term borrowings ................................             0        570,000
Principal payments of long-term debt ..............................      (529,288)       (94,120)
Principal payments of capitalized lease obligations ...............       (73,609)       (82,911)
Loss on treasury note .............................................       (40,481)             0
                                                                      -----------    -----------
Net cash provided by financing activities .........................     4,053,497         40,199
                                                                      -----------    -----------
Net increase (decrease) in cash and equivalents...................      1,112,237     (1,403,889)

Cash and equivalents, beginning of period .........................     2,432,271      6,005,059
                                                                      -----------    -----------
CASH AND EQUIVALENTS, END OF PERIOD ...............................   $ 3,544,508    $ 4,601,170
                                                                      -----------    -----------
Interest paid .....................................................   $    50,544    $   326,470
Income taxes paid .................................................   $         0    $       850
NON-CASH ITEMS

Stock issued to placement agent ...................................   $   500,000    $         0
Common Stock warrants issued to placement agent ...................   $ 3,080,000    $         0

     See accompanying notes to condensed consolidated financial statements.

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The interim financial data are unaudited; however, in the opinion of the management of Interleukin Genetics, Inc. and subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to make the interim financial information not misleading. All significant intercompany transactions and accounts have been eliminated in consolidation. Results for interim periods are not necessarily indicative of those to be expected for the full year. Certain classifications have been made in prior period financial statements to conform with the current period presentation.

The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $19.8 million, including losses of approximately $2.6 million during the third quarter of 1999 and $5.0 million for the nine months ended September 30, 1999. Additionally, for the nine months ended September 30, 1999, the Company experienced negative cash flows from operating activities of approximately $3.5 million. As a result of these losses, available cash resources are limited. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The ability of the Company to continue as a going concern is dependent upon the Company achieving significant revenue increases from their existing genetic products, developing new products, successfully marketing its products to customers at profitable prices and obtaining significant levels of new capital. If the Company is not successful in these efforts, the Company would likely be unable to continue operating as a going concern.

As discussed in footnote 3, the Company issued $5 million of preferred stock during the second quarter, which generated approximately $4.7 million in net proceeds. Management is in discussions with a number of potential strategic partners and, if discussions are successfully completed, believes there should be up-front funding of some of the Company's development programs. There can be no assurance that any of the partnering discussions will be completed, or if such discussions are complete, that there will be up-front funding of the Company's programs. Management anticipates the current cash resources, absent additional capital or financings, will be sufficient to conduct its operations as planned through September 2000.

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

The Company has entered into an arrangement with Sheffield University (the Agreement) whereby the Company will undertake the development and commercialization of certain discoveries resulting from Sheffield University's research. The Agreement with Sheffield University (the University) is a five-year agreement with an automatic yearly renewal. In accordance with the Agreement, the Company issued 275,000 shares of common stock to the University for past research services, the value of which was expensed in the third quarter. Additionally, each year beginning July 1, 2000, the University will receive 25,000 stock options at the then current market price, plus 10,000 options for each new patent application filed in the previous 12 months. These options will be fully vested upon the grant date and have a five-year exercise period. The Company signed another agreement with the University for research and development services which automatically renews in one-year increments. Both agreements can be canceled if the key collaborator leaves the University.

In September 1999, a five-year Consulting Agreement was entered into with the University's key collaborator. In accordance with the Consulting Agreement, the key collaborator received 200,000 shares of common stock for past research services, the value of which was expensed in the third quarter. The key collaborator will also receive one percent of the first $4 million of net sales under the PST Technology and two percent for sales above $4 million. Payments are required 45 days after each quarter end. Beginning July 1, 2000, in consideration for future services, the key collaborator will receive 25,000 stock options at the then current market price. These options have a five-year exercise period from the date of grant.

NOTE 2 - EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), "Earnings per Share," outlines methods for computing and presenting earnings per share. SFAS 128 requires a calculation of basic and diluted earnings per shares for all periods presented. As the Company had losses for the three and nine months ended September 30, 1999 and 1998, options and warrants have been excluded from the calculation of the dilutive weighted average shares outstanding as they are antidilutive in loss periods.

NOTE 3 - EQUITY

Pursuant to a private placement which occurred in June 1999, the Company issued 2,200,000 shares of its Series A Preferred Stock, no par value (Series A Stock), for $5 million. In conjunction with this offering, the placement agent received 200,000 shares of Series A Stock and a warrant to purchase 1,000,000 shares of common stock at a price of $0.50 per share. This warrant expires on June 16, 2004. Each share of the Series A Stock was automatically converted into five shares of the Company's common stock at a conversion price of $0.50 per share upon the approval of the private placement by the

Company's shareholders on August 20, 1999. The Company filed a Registration Statement registering the resale of the shares of the common stock underlying the Series A Stock on July 23, 1999, which was declared effective by the SEC on September 14, 1999. On the closing date of the private placement, the conversion price of the Series A Stock was less than the market price of the common stock which resulted in a beneficial conversion of $5 million. The beneficial conversion was recorded as common stock and was accreted to preferred stock ratably from the closing date of the preferred stock to the earliest conversion date, August 20, 1999.

NOTE 4 - SEGMENT INFORMATION

During 1998, the Company adopted SFAS No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes new standards for reporting information about operating segments in annual and interim financial statements, requiring that public business enterprises report financial and descriptive information about its reportable segments based on a management approach. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. In applying the requirements of this statement, each of the Company's geographic areas described below were determined to be an operating segment as defined by the statement, but have been aggregated as allowed by the statement for reporting purposes. As a result, the Company continues to have one reportable segment, which is the development of genetic susceptibility tests and therapeutic targets for common diseases.

The following table presents information about the Company by geographic area.

                                                                     FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                         1999           1998
                                                                     -----------    -----------
      Total Revenues: ............................................   (Unaudited)    (Unaudited)
United States ....................................................   $   284,384    $   197,427
France ...........................................................        27,982         18,810
Other foreign ....................................................        49,886         53,254
                                                                     -----------    -----------
Total ............................................................   $   362,252    $   269,491
                                                                     ===========    ===========

      Operating Loss:
United States ....................................................   $(3,948,660)   $(4,882,678)
France ...........................................................      (399,864)      (468,202)
Other foreign ....................................................      (649,780)    (1,337,720)
                                                                     -----------    -----------
Total ............................................................   $(4,998,304)   $(6,688,600)
                                                                     ===========    ===========

                                                                         AS OF SEPTEMBER 30,
                                                                        1999           1998
                                                                     -----------    -----------
      Assets: ....................................................   (Unaudited)    (Unaudited)
United States ....................................................   $ 4,139,029    $ 6,679,615
France ...........................................................             0              0
Other foreign ....................................................             0              0
                                                                     -----------    -----------
Total ............................................................   $ 4,139,029    $ 6,679,615
                                                                     ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Form 10-QSB are "forward-looking statements" within the meaning of the Section 27A of the Securities Act and
Section 21E of the Exchange Act. Specifically, all statements other than statements of historical fact included in this Form 10-QSB regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, risks inherent to developing genetic tests once genes have been discovered, the Company's limited sales and marketing experience, risk of market acceptance of the Company's products, risk of technology and products obsolescence, delays in development of products, reliance on partners, risks related to third-party reimbursement, risks regarding government regulation, competitive risks and those risks and uncertainties described in the Company's Registration Statement on Form S-3 filed July 23, 1999 (File No. 333-83631), as amended on July 25, 1999, and in other filings made by the Company with the Securities and Exchange Commission (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

The following comments should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB.

GENERAL OVERVIEW

Interleukin Genetics, Inc., a Texas corporation formerly named Medical Science Systems, Inc. ("ILGN" or the "Company"), develops and commercializes genetic diagnostic tests and medical research tools. The Company's efforts are focused on genetic factors that affect the rate of progression of clinical disease through their influence on common host systems. The Company's first genetic test, PST(R), a test predictive of risk for periodontal disease, is currently marketed in the United States, Europe and Israel. Products under development include tests predictive of risk for osteoporosis, coronary artery disease, diabetic retinopathy, asthma, pulmonary fibrosis, and meningitis/sepsis.

The Company believes by combining genetic risk assessment with specific therapeutic strategies, improved clinical outcomes and more cost-effective management of these common diseases are achieved. ILGN also develops and licenses its medical research tools, including BioFusion(R), to pharmaceutical companies. BioFusion, a proprietary enabling system for diagnostic and drug discovery and development, is a computer modeling system that integrates genetic and other sub-cellular behavior, system functions, and clinical symptoms to simulate complex diseases. This system allows useful information to be derived from rapidly increasing databases of gene expression being generated in companies and academic centers worldwide.

The Company completed a private placement in June 1999 of $5 million of preferred stock, with $4.7 million in net proceeds. All of the preferred stock was converted into common stock upon approval of the private placement by the shareholders of the Company on August 20, 1999.

The Company is in discussions with a number of potential strategic partners and, if such discussions are successfully completed, the Company believes this will result in the up-front funding of some of its programs. There can be no assurance that any of these discussions will be completed, or if such discussions are complete, that there will be up-front funding of the Company's programs.

The Company has followed a strategy of working with strategic partners at the fundamental discovery stage. This strategy has given the Company access to discoveries while reducing up-front research expenses. Since 1994, the Company has had a strategic alliance with the Department of Molecular and Genetic Medicine at Sheffield University in the United Kingdom (Sheffield). Under this alliance, Sheffield has provided to the Company the fundamental discovery and genetic analysis from Sheffield's research laboratories and the Company has focused on product development, including clinical trials, and the commercialization of these discoveries. The Company has entered into multiple joint development and commercialization project agreements with Sheffield, and anticipates entering into additional collaborative arrangements with Sheffield and other parties in the future.

During the third quarter of 1999, the Company entered into a new arrangement with Sheffield. This new arrangement replaced the research and development agreement that had been in place with Sheffield since 1996. Pursuant to the new arrangement, the Company issued an aggregate of 475,000 shares of its common stock to Sheffield and its investigators in exchange for the transfer of certain patents to the Company and the relinquishment by Sheffield and its investigators of their respective net proceeds interests under certain agreements with the Company.

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

In December 1998, the Company signed an agreement with Washington Dental Service, a member of the Delta Dental Plans Association, for the purchase of 1,200 PST tests. The tests will be used in a study, sponsored by Washington Dental Service, in collaboration with the University of Washington School of Dentistry and Interleukin Genetics. The study will provide scientific and financial information about PST in a reimbursement system. This study is expected to provide scientific and financial data regarding the use of PST as a treatment-planning tool to assess risk. The data from the study is anticipated to be available for analysis in the first quarter of 2000.

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

CURRENT FINANCIAL CONDITION

Since its inception, the Company has incurred cumulative net losses of approximately $19.8 million including losses of approximately $2.6 million during the third quarter of 1999 and $5.0 million for the nine months ended September 30, 1999. As a result of these losses, available cash resources are limited and will be depleted in September of 2000 absent additional debt or equity funding or a strategic alliance which provides operating capital. The ability of the Company to continue as a going concern is dependent upon the Company achieving significant revenue increases from its existing genetic products, developing new products, successfully marketing its products to customers at profitable prices and obtaining significant levels of new capital. If the Company is not successful in these efforts, the Company would likely be unable to continue operating as a going concern. See footnote 1 to the Financial Statements included herein.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Gross revenue for the three months ended September 30, 1999 was $140,179 compared to $107,981 for the same period ended September 30, 1998, an increase of 30%. In the three months ended September 30, 1999, the Company conducted 429 PST tests compared to 636 tests in the same period in 1998. The results for the three months ended September 30, 1998, reflect the activity of the Company's direct sales force during such period. The Company disbanded its sales force and discontinued its direct marketing efforts in late 1998, and opted to pursue collaborative partners to market the PST test in lieu of its direct sales force. Due to the absence of a direct sales force and its marketing partners only just beginning to market the PST test during the quarter ended September 30, 1999, the number of PST tests conducted in such quarter were lower than the corresponding previous year's quarter. Despite the lower number of PST tests conducted in the third quarter of 1999, gross revenue was higher in the third quarter of 1999 compared to the year earlier period due to the addition of revenue from upfront payments by distributors and biological modeling services in the 1999 quarter. Cost of sales was $79,518 for the three months ended September 30, 1999 compared to $58,252 for 1998. Gross profit margin was 43% in the three months ended September 30, 1999 compared to 46% for the year earlier period. This decrease in gross profit margin reflected higher costs for sample collection materials associated with the introduction of the new saliva test kit in the 1999 quarter.

For the three months ended September 30, 1999, the Company had research and development expenses of $1,764,845 as compared to $513,128 for the third quarter of 1998. The year-earlier expense was lower due to an abnormally low level of expenditures during that quarter for clinical trials. Research and development expense for the three months ended September 30, 1999 included $1,128,125 in non-cash expense, for the market value of 475,000 shares of common stock issued to Sheffield University and a consultant for past research and development services as discussed in footnote 1 to the Financial Statements included herein.

Selling, general and administrative expenses were $936,561 in the third quarter of 1999 compared to $1,584,922 in the third quarter of 1998, a decrease of 40.9%. This decrease is a result of the Company's ongoing cost-cutting initiatives, including its strategy to utilize collaborative partners for its direct sales of its genetic tests. As a result of the Company's effort to reduce costs, the Company had 14 full-time employees as of September 30, 1999 compared to 49 one-year earlier.

Interest income in the third quarter of 1999 was $34,944 compared to $74,130 in the third quarter of 1998. This decrease reflects lower balances of cash in the third quarter of 1999 compared to the year earlier period, as cash was utilized throughout 1998 to cover the Company's operating losses. Interest expense of $9,997 was incurred during the period ended September 30, 1999, compared to $22,853 in the same period in 1998. The reduction in interest expense was due to the reduction in the principal amount of the bank debt and lower interest rate on that debt.

Net loss was $2,612,781 for the third quarter of 1999 compared to a net loss of $1,999,610 for the third quarter of 1998, an increase of 30.7%, due to the reasons set forth above. The Company anticipates that it will continue to experience losses unless its genetic testing revenues grow substantially from current levels and its efforts to develop revenue from licensing its biologic modeling research tools are successful. In addition, if the Company is successful in reaching agreements with strategic partners on developing additional genetic tests, milestone payments, if any, from these strategic partners will help cover the Company's research and development expense and could also reduce the net loss. No assurances can be made that the Company will be able to increase its revenues, either from genetic tests or licensing revenue, or that it will be able to reach collaborative partnering agreements.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998


Gross revenue for the nine months ended September 30, 1999 was $362,252 compared to $269,491 for the same period ended September 30, 1998, an increase of 34%. In the nine months ended September 30, 1999, the Company conducted 1,343 tests compared to 1,614 tests in the same period in 1998. The decrease in tests for the nine months ended September 30, 1999, was due to the lack of a direct sales force and due to the fact that the Company's two major PST distributors were just beginning distribution. Cost of sales was $155,635 for the nine months ended September 30, 1999 compared to $172,344 for 1998. Gross profit margin was 57% in the nine months ended September 30, 1999 compared to 36% for the year earlier period, reflecting lower unit laboratory costs for the Company's genetic tests.

For the nine months ended September 30, 1999, the Company had research and development expenses of $2,865,789 compared to $1,379,860 for the same period of 1998. The higher expense in the first three quarters of 1999 reflects a higher level of clinical trials in 1999 as well as the $1,128,125 in non-cash expense for the 475,000 shares of common stock issued to Sheffield University and consultant.

Selling, general and administrative expenses were $2,339,132 for the nine months ended September 30, 1999, compared to $5,405,887 in the same period of 1998, a decrease of 56.7%. This decrease is a result of the Company's ongoing cost-cutting initiatives, including its strategy to utilize collaborative partners for its sales of its genetic tests.

Interest income in the nine months ended September 30, 1999, was $79,280 compared to $326,470 in the same period of 1998. This decrease reflects lower balances of cash in 1999 compared to the year-earlier period, as cash was utilized throughout 1998 to cover the Company's operating losses. Interest expense of $50,544 was incurred during the nine month period ended September 30, 1999, compared to $70,278 in the same period in 1998. The reduction in interest expense was due to the reduction in the principal amount of the bank debt and lower interest rate on that debt.

Net loss was $4,959,594 for the nine months ended September 30,1999, compared to a net loss of $6,433,388 for the same period in 1998, a decrease of 22.9%. This decrease reflects the reduction in sales and marketing expense as the Company shifts to a collaborative partnering strategy.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to a $5 million private placement in June 1999, the Company issued 2,200,000 shares of Series A Preferred Stock, no par value, which generated net proceeds of $4.7 million. Each share of the Series A Preferred Stock converted into five shares of the Company's common stock upon approval of the private placement by the Company's shareholders at the Annual Meeting of Shareholders on August 20, 1999.

Net cash used in operating activities was $3,463,695 during the nine months ended September 30, 1999 and $6,353,764 during the same period of the prior fiscal year. As of September 30, 1999, the Company had cash and cash equivalents of $3,544,508.

The Company currently does not have any commitments for material capital expenditures. The Company's obligation at September 30, 1999 for capitalized lease obligations totaled $187,879, of which $110,232 is classified as long-term and $77,647 is classified as current.

In June 1999 the Company repaid a bank loan which had a principal balance of $495,358. The Company had provided a $530,000 certificate-of-deposit as security for this loan, which was released upon the repayment of the loan.

The Company anticipates that its existing cash and cash equivalents, together with anticipated interest income and revenue, will be sufficient to conduct its operations as planned until September 30, 2000. However, the Company's future capital requirements are anticipated to be substantial, and the Company does not have commitments for additional capital at this time. Such capital requirements are expected to arise from the commercial launch of additional genetic tests, continued marketing and sales efforts for PST, continued research and development efforts, the protection of the Company's intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO RAISE ANY ADDITIONAL NECESSARY CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED, THE COMPANY WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS. SEE "Current Financial Condition" on page 9 hereof and
Note 1 of the Financial Statements included herein.

The Company's Common Stock is currently listed on The NASDAQ SmallCap Market and the Boston Stock Exchange. If the Company fails to maintain the qualification for its Common Stock to trade on the NASDAQ SmallCap Market or the Boston Stock Exchange, its Common Stock could be subject to delisting. Effective February 1998, the NASDAQ Stock Market announced increases in the quantitative standards, which require the maintenance of any of (x) $2,000,000 of net tangible assets,
(y) $35,000,000 of market capitalization or (z) $500,000 of net income for two of the last three years and a minimum bid price per share of $1.00. On February 3, 1999, we received notice from NASDAQ that we were in violation of NASDAQ's minimum bid price requirement and that if our Common Stock did not have a closing bid price of at least $1.00 for ten consecutive trading days during the 90-day period ending May 3, 1999, our Common Stock was subject to delisting on May 3, 1999. The Company believes it satisfied this requirement by having a closing bid price of at least $1.00 for each trading day since May 7, 1999; however the Company has not yet received notice from NASDAQ that such requirement was satisfied. Furthermore, there can be no assurance that our stock price will maintain such $1.00 minimum bid price. If the market price for our Common Stock does fall below the $1.00 bid price, our Common Stock could be subject to delisting from The NASDAQ SmallCap Market.

On April 19, 1999, the Company received notice from the NASDAQ SmallCap Market that the Company was in violation of NASDAQ's $2,000,000 minimum net tangible asset requirement. As a result of the private placement completed in June 1999, management believes that the Company is in compliance with NASDAQ's minimum net tangible asset requirement; however, the Company has not yet received notice from NASDAQ that such requirement was satisfied. The Company filed a Current Report on Form 8-K dated June 25, 1999, containing the Company's pro forma balance sheet at May 31, 1999, adjusted to reflect the results of the June private placement. Such balance sheet reflects net tangible assets in excess of $2,000,000. If the Company is unable to maintain compliance with NASDAQ's minimum net tangible asset requirement, or maintain a $35,000,000 market capitalization, the Company would likely be delisted from The NASDAQ SmallCap Market and may also suffer material adverse consequences to its business, financial condition and results of operations.

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

On August 3, 1999, the Company received a letter from NASDAQ questioning whether the Company had violated the shareholder approval provisions of the NASDAQ Marketplace Rules due to an alleged change-in-control resulting from the private placement of the Series A Preferred Stock completed by the Company in June 1999. As a result, NASDAQ is reviewing the Company's eligibility for continued listing on The NASDAQ SmallCap Market. The Company does not believe that a change-of-control occurred and has engaged in discussions with NASDAQ to resolve this matter. There can be no assurance that the Company will be able to address this issue in a manner satisfactory to NASDAQ, or that the Company's Common Stock will not be delisted from The NASDAQ SmallCap Market.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


      (a) Not applicable

      (b) Not applicable

      (c) On September 30, 1999, the Company approved the issuance of 475,000 shares of common stock, no par value (the "Shares"), to the University of Sheffield, U.K. (Sheffield) and its investigators in connection with a new arrangement with Sheffield. This new arrangement replaces the research and development agreement that had been in place since 1996. In consideration for the Shares, Sheffield and its investigators relinquished their respective net proceeds interests under certain agreements with the Company and transferred certain patents. Under the terms of the new arrangement, the Company is obligated to grant to Sheffield and its investigators on each July 1 (with the first options to be granted on July 1, 2000) during the term of the arrangement options to purchase an aggregate of 50,000 shares of common stock of the Company and options to purchase an additional 10,000 shares of common stock of the Company for each patent application filed during the preceding 12 months. These options are exercisable for a period of five years from the date of grant at an exercise price to be determined on the applicable grant date. The Shares were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder, and pursuant to Rule 903 and Rule 904 of Regulation S. The Company relied on certain representations and warranties of Sheffield and its investigators (the "Sheffield Parties"), including, among other things, each of the Sheffield Parties' ability to evaluate the merits and risks of an investment in the Shares, each of the Sheffield Parties' status as an "accredited investor" (as that term is defined in Rule 501(a) of Regulation D), that each of the Sheffield Parties' residence, domicile and/or principal corporate office is Sheffield, England and that the Shares were acquired solely for each of the Sheffield Parties' own account for investment and not with a view to distribution.

      (d) Not applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)   The Annual Meeting of Shareholders was held on August 20, 1999.

      (b)   Not applicable

      (c) (1) The following directors were elected by the following votes to serve until the next Annual Meeting of Shareholders or until their successors have been elected and qualified:

      NAME                     NO. OF VOTES FOR        SHARES WITHHELD
      ----                     ----------------        ---------------
      Philip R. Reilly         4,490,116               1,500
      Kenneth S. Kornman       4,490,116               1,500
      Thomas A. Moore          4,490,116               1,500
      Edward M. Blair, Jr.     4,490,116               1,500
      Gary L. Crocker          4,490,116               1,500

            (2) With respect to the proposal to amend the Articles of Incorporation of the Company to increase the number of authorized shares of Common Stock of the Company from 10,000,000 shares to 50,000,000 shares, 3,195,545 shares of Common Stock were voted "For", 19,700 shares were voted "Against," 23,500 shares abstained from voting and 1,252,871 shares were broker non-votes.

            (3) With respect to the proposal to amend the Articles of Incorporation of the Company to change the name of the Company to "Interleukin Genetics, Inc.," 4,467,796 shares of Common Stock were voted "For", 6,520 shares were voted "Against," 17,300 shares abstained from voting and no shares were broker non-votes.

            (4) With respect to the proposal to ratify the issuance of shares of Series A Preferred Stock issued pursuant to the Private Placement completed by the Company in June 1999 to comply with the requirements of the NASDAQ Marketplace Rules, 3,197,990 shares of Common Stock were voted "For", 9,920 shares were voted "Against," 14,175 shares abstained from voting and 1,269,531 shares were broker non-votes.

            (5) With respect to the proposal to ratify the adoption of the Employee Stock Purchase Plan of the Company, 3,194,285 shares of Common Stock were voted "For", 14,500 shares were voted "Against," 13,300 shares abstained from voting and 1,269,531 shares were broker non-votes.

            (6) With respect to the proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 31, 1999, 4,482,116 shares of Common Stock were voted "For", 7,300 shares were voted "Against," 2,200 shares abstained from voting and no shares were broker non-votes.

     (d)   Not applicable

ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits.

      3.1 Articles of Incorporation of the Company, as amended (filed herewith).

     10.1* Research and Technology Transfer Agreement dated effective July 1, 1999 between the Company and the University of Sheffield (filed herewith).

     10.2* Research Support Agreement dated effective July 1, 1999, between the Company and the University of Sheffield (filed herewith).

     10.3* Consulting Agreement dated effective July 1, 1999 between the Company and Gordon Duff, PhD, FRCP (filed herewith).

     27     Financial Data Schedule (filed herewith)

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with Securities and Exchange Commission.

     (b)    Reports on Form 8-K

            Form 8-K dated August 20, 1999 reporting the results of the Company's Annual Meeting of Shareholders held on August 20, 1999.

            Form 8-K dated October 8, 1999 describing the new arrangement with the University of Sheffield, U.K.

                             EXHIBIT INDEX

EXHIBIT NUMBER                DESCRIPTION

      3.1 Articles of Incorporation of the Company, as amended (filed herewith).

      10.1* Research and Technology Transfer Agreement dated effective July 1, 1999 between the Company and the University of Sheffield (filed herewith).

      10.2* Research Support Agreement dated effective July 1, 1999, between the Company and the University of Sheffield (filed herewith).

      10.3* Consulting Agreement dated effective July 1, 1999 between the Company and Gordon Duff, PhD, FRCP (filed herewith).

      27    Financial Data Schedule (filed herewith)

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separetely with Securities and Exchange Commission.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          INTERLEUKIN GENETICS, INC.


Date: November 15, 1999                   By: __/S/
                                          U. Spencer Allen
                                          Chief Financial Officer, Secretary &
                                          Treasurer
                                          Duly authorized signatory and
                                          Principle Financial and Accounting
                                          Officer