Form 10-K
period 1999-12-31
INTERLEUKIN GENETICS INC
filed 2000-04-14
CIK 1037649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

 For the fiscal year ended DECEMBER 31, 1999 Commission File Number: 000-23413

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 31, 2000, the aggregate market value of the Registrant's Common Stock held by non-affiliates, based upon the average bid and asked price as of such date, was $149,306,685. There were 17,988,686 shares of the Registrant's Common Stock issued and outstanding as of March 31, 2000.

                   DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on June 5, 2000, are incorporated by reference in Part III hereof.

ITEM 1.   DESCRIPTION OF BUSINESS

      CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-K ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE EXCHANGE ACT OF 1934, AS AMENDED. SPECIFICALLY, ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS FORM 10-K REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND PLANS AND OBJECTIVES OF MANAGEMENT OF THE COMPANY FOR FUTURE OPERATIONS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY OR ITS SUBSIDIARIES OR COMPANY MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS INCLUDING, WITHOUT LIMITATION, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, CUSTOMER RELATIONS, RELATIONSHIPS WITH VENDORS, THE INTEREST RATE ENVIRONMENT, GOVERNMENTAL REGULATION AND SUPERVISION, PRODUCT INTRODUCTIONS AND ACCEPTANCE, TECHNOLOGICAL CHANGE, CHANGES IN INDUSTRY PRACTICES, ONETIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN AND IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3, AS AMENDED (FILE NO. 333-83631), AND IN THE COMPANY'S ANNUAL, QUARTERLY AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY, "CAUTIONARY STATEMENTS"). ALTHOUGH THE COMPANY BELIEVES THAT ITS EXPECTATIONS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, OR INTENDED. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE APPLICABLE CAUTIONARY STATEMENTS. THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS. PROSPECTIVE INVESTORS ARE ADVISED NOT TO RELY UPON FORWARD-LOOKING STATEMENTS, BUT RATHER BASE THEIR INVESTMENT DECISION ON THE COMPANY'S ACTUAL RESULTS TO DATE.

                              THE COMPANY

OVERVIEW

      Interleukin Genetics, Inc., a Texas corporation ("ILGN" or the "Company"), develops and commercializes genetic diagnostic tests and medical research tools. The Company's efforts are focused on genetic factors that affect the rate of progression of clinical disease through their influence on common host systems. The Company's first genetic test, PST(R), a test predictive of risk for periodontal disease, is currently marketed in the United States, Europe and Israel. Products under development include tests predictive of risk for osteoporosis, coronary artery disease, diabetic retinopathy, asthma, pulmonary fibrosis and meningitis/sepsis. The Company believes by combining genetic risk assessment with specific therapeutic strategies, improved clinical outcomes and more cost-effective management of these common diseases may be achieved. ILGN also develops and licenses its medical research tools, including BioFusion(R), to pharmaceutical companies. BioFusion, a proprietary enabling system for diagnostic and drug discovery and development, is a computer modeling system that integrates genetic and other sub-cellular behavior, system functions, and clinical symptoms to simulate complex diseases. This system allows useful information to be derived from rapidly increasing databases of gene expression being generated in companies and academic centers worldwide.

      ILGN's executive offices are located at 100 N.E. Loop 410, Suite 820, San Antonio, Texas 78216, and its telephone number is 210/349-6400. ILGN was incorporated in Texas in 1986. ILGN maintains a website at www.ilgenetics.com. In November 1997 ILGN completed an initial public offering of 1,800,000 shares of common stock, no par value ("Common Stock"). In August 1999, the shareholders of the Company approved the name change of the Company from Medical Science Systems, Inc. to Interleukin Genetics, Inc.

Management believes the new name reflects the Company's focus on the interleukin area of the human genome. On March 31, 2000, the closing bid price of the Common Stock on the NASDAQ SmallCap Market was $10.06 per share.

CURRENT FINANCIAL CONDITION

      Since its inception, the Company has incurred cumulative net losses of approximately $21 million, including losses of approximately $6.1 million, $9.5 million and $4.5 million during 1999, 1998 and 1997, respectively. For the years ended December 31, 1999, 1998, and 1997 the Company had negative cash flows from operating activities of approximately $4.4 million, $8.5 million, and $3.4 million, respectively. As a result of these losses, available cash resources are limited and will be depleted in September 2001 absent additional debt, equity funding and/or growth in revenue.

      In January 2000, the Company sold 832,667 shares of Common Stock in a private placement. The Company received net proceeds of approximately $4.7 million from this private placement.

      In June 1999, the Company completed a private placement of 2,200,000 shares of Series A Preferred Stock, no par value ("Series A Preferred"). The Company received net proceeds of approximately $4.7 million from this private placement. Following approval of this private placement by the Company's shareholders on August 20, 1999, all of the issued and outstanding shares of Series A Preferred converted into 11,000,000 shares of Common Stock.

STRATEGY

      ILGN's objective is to be a leading genetics research and development company focused on the discovery and development of diagnostic tests and medical research tools. ILGN's strategy is to develop products for research and clinical use that are commercialized through strategic collaborations. These products include tests that are predictive of disease risk and tools for use in drug development. The Company believes that it will, in the near term, generate testing revenues, licensing fees, research and development funding, and fee-for-service or participatory revenues pursuant to contracts with its collaborative partners. In the long term, the Company believes it will generate royalty payments from its corporate partners for new genetic tests and therapeutic products. The Company believes that this strategy allows the Company to generate near-term revenues and diversify risk, while building a proprietary product portfolio with significant long-term potential. One of the Company's core strengths is its ability to identify genetic variations or markers which correlate with an individual's predisposition to a wide range of common chronic diseases.

DEVELOPMENT SYSTEM AND APPROACH

      Many factors, both environmental and genetic, contribute to most common diseases. Importantly, some genetic factors are sufficiently strong that they influence the onset and progression of a disease despite many other variables. These genetic factors control aspects of the biology that have high leverage on the disease. The Company has focused its research and product development efforts on genetic factors that significantly influence the clinical course of common, chronic diseases.

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

      Using this approach, the Company has demonstrated that certain genetic factors are significant determinants of the clinical expression of multiple common diseases. These factors affect the severity and the rate of progression of clinical disease through their influence on host systems that are common to several disease processes. A person who possesses the genetic marker (referred to as a "genotype-positive individual) translates a disease challenge into a higher clinical disease trajectory (more rapid progression of the disease) than a genotype-negative individual with a comparable disease challenge.

PRODUCT PIPELINE AND PROPRIETARY POSITION

      The Company has completed clinical trials and patent applications have been filed or patents have been issued on the role of genetic factors in the following diseases:

o     Periodontitis (patent issued)
o     Osteoporosis (patent issued)
o     Coronary artery disease (patent pending)
o     Diabetic retinopathy (patent pending)
o     Meningitis/Sepsis (patent pending)
o     Asthma (patent pending)
o     Pulmonary Fibrosis (patent pending)
o     Low Birth Weight (patent pending)

      Based on these discoveries, the Company is developing a pipeline of tests that are predictive of disease risk. Under development are tests predictive of the disease risk for osteoporosis, coronary artery disease, diabetic retinopathy (blindness associated with diabetes), asthma, pulmonary fibrosis and meningitis/sepsis. PST, a test predictive of disease risk for periodontitis (gum disease), was introduced commercially in the U.S. in the fourth quarter of 1997. The Company considers several factors in determining whether to pursue new genetic testing programs, including projected commercial potential, effectiveness of current therapies and the status of competitive programs, likelihood of attracting collaborators, and anticipated development costs.

      In each clinical disease field, the Company's development program is focused on understanding how genetic risk factors relate to overall risk for the disease and establishing clear links to treatment. By combining genetic risk assessment with specific therapeutic strategies, the Company believes improved clinical outcomes and more cost-effective management of these common diseases can be achieved. These genetic factors are also of value in both identifying response patterns during clinical trials for the enhancement of existing therapeutic agents and for developing new therapeutics directed at specific immuno-inflammatory components of several common diseases.

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

TEST PREDICTIVE OF DISEASE RISK FOR PERIODONTAL DISEASE.

      The Company's first genetic susceptibility test, PST, detects a genetic susceptibility to severe gum disease (periodontitis). Periodontitis is a bacterially-induced chronic inflammation that destroys the collagen fibers and bone that surround and support the teeth. Untreated, periodontitis will eventually result in tooth loss. Individuals who test positive for this genotype will normally be placed on a more frequent recall program with their dental provider, and would be candidates for more aggressive treatment.

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

      The Company has developed PST pursuant to a project agreement between the Company and Sheffield University. In November, 1997, a patent related to the detection of genetic predisposition to periodontal disease was issued to the Company. The Company initiated commercial sales of PST in October 1997. In December 1998, the Company entered into an agreement with Washington Dental Service, a member of Delta Dental Plans Association, for the purchase of 1,200 PST tests to be used in a study sponsored by Washington Dental Service, in collaboration with the University of Washington School of Dentistry and ILGN. The study is designed to quantify the relationship between PST genotype status and the utilization of dental services by patients in a dental plan.

      The study, which began in early 1999, will provide scientific and financial information about PST in a reimbursement system. If patients who are at increased risk for periodontal disease can be identified early using PST, services can be provided which should minimize the progression of disease and the cost and complications of its consequences. The most costly dental procedures are usually those associated with tooth loss due to advanced disease (i.e., bridges, partial dentures, implants, etc.). Therefore, early identification and intervention of high-risk patients is in the patients' and payer's best interest. The Company believes that the results of this study will provide important scientific and financial data regarding the use of PST as a treatment- planning tool to assess risk before actual damage occurs. The data from the study may be available for analysis in early 2001.

      In September 1999, the Company introduced a saliva-based PST test which replaces the Company's blood-based PST test.

      The Company has entered into agreements for PST to be marketed in North America, Europe and Israel.

TEST PREDICTIVE OF DISEASE RISK FOR OSTEOPOROSIS.

      Osteoporosis, the most common bone disease, results in a decrease in the amount of normal bone which leaves the affected individual more susceptible to fractures. The Company has identified a genetic marker that in clinical trials was associated with a more rapid loss of bone in women after menopause.

      The clinical utility of the Company's osteoporosis susceptibility test lies in its ability to predict a patient's future bone density trend. A genotype positive test result is a significant risk factor for accelerated bone loss after menopause. A positive patient is more likely to exhibit low bone mineral density and experience severe fractures compared to a genotype negative patient. Early patient identification and appropriate intervention can alter the rate of the disease.

      The Company's test provides data that will allow practitioners to practice preventive medicine. Results of this test will assist women who are approaching menopause in deciding whether to start treatment. This will enable counseling at a sufficiently early stage in the process that significant bone loss can be avoided through lifestyle modification and/or drug/hormone therapy.

      During 1999, the Company completed a large scale clinical trial on its osteoporosis test. The data from this trial confirms that the Company's genetic factors are associated with an increase in risk of osteoporosis in genotype-positive persons compared to genotype negative persons.

TEST PREDICTIVE OF DISEASE RISK FOR CORONARY ARTERY DISEASE (Patent Pending).

      The Company's coronary artery disease test (the "CAD test") is a genetic test capable of detecting those individuals with a significantly higher level of susceptibility to coronary artery disease. This genetic marker can be combined with other risk factors to identify individuals at high risk for developing a more rapidly progressive and severe form of coronary artery disease.

      The availability of the Company's CAD test will provide practitioners with a means of truly practicing preventive medicine with respect to coronary artery disease. The CAD test can be given to all individuals early in life because genetic risk factors do not change over time. Individuals who test positive for the genotype can be treated with more aggressive approaches to risk factor reduction. As these individuals age, they can be provided with more regular: (i) monitoring of cholesterol levels; (ii) blood pressure testing; and (iii) early intervention to alter the level of blood lipids (I.E., fats). Such an approach allows for truly preventive medicine through early risk factor reduction and appropriate monitoring for early detection of any problems.

      During 1999, the Company completed two large-scale clinical trials. The data from these trials confirms that individuals with the IL-1 genetic marker have an increased risk for heart disease even if such individuals do not have high cholesterol. These findings are significant as over half of the first heart attacks occur in individuals who cannot be identified using traditional risk factors, such as smoking, high cholesterol, and diabetes. Genetic factors that are independent of cholesterol may be of importance in identifying new populations at increased risk for early heart disease. Once identified, these individuals may reduce that risk by lowering cholesterol levels, even when the cholesterol levels would not be considered "high" by currently accepted norms. These factors may also provide new approaches to prevention and therapy.

TEST PREDICTIVE OF DISEASE RISK FOR RETINOPATHY IN DIABETICS (Patent Pending).

      Another genetic susceptibility test, which is currently being developed by the Company, is a test to determine the susceptibility to sight-threatening retinopathy in diabetics. This susceptibility involves a continued and increased risk of losing vision when an individual has been diagnosed with diabetes.

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

TESTING PROCEDURE

      Each of the Company's genetic susceptibility tests requires, or will require, that a single procedure be utilized. To conduct a genetic susceptibility test, the doctor draws a blood or saliva sample and submits it to the Company's customer service department. The customer service department then logs in the sample and submits sample batches to the ILGN laboratory or reference lab for testing. The laboratory then performs the test following the Company's specific protocol and informs the Company of the results. The Company, in turn, advises the doctor of the results, who informs the patient and determines the appropriate course of action. At the time results are provided to the doctor, the Company's billing service will invoice the patient directly for the test. The doctor will then invoice the patient for his or her professional services related to administration of the test.

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

      SHEFFIELD UNIVERSITY

      Since 1994, the Company has had a strategic alliance with the Department of Molecular and Genetic Medicine at Sheffield University in the United Kingdom ("Sheffield"). Sheffield is a world leader in the genetic aspects of common diseases with an inflammatory component. Under this alliance, Sheffield has provided to the Company the fundamental discovery and genetic analysis from Sheffield's research laboratories and the Company has focused on product development, including clinical trials, and the commercialization of these discoveries. See "Factors Affecting Future Performance - Reliance on Collaborative Partners."

      In October 1999 the Company entered into a new arrangement with Sheffield and its investigators replacing the research and development agreement that had been in place with Sheffield since 1996. Pursuant to this new arrangement, the Company issued an aggregate of 475,000 shares of its Common Stock to Sheffield and certain of its investigators in exchange for the relinquishment by Sheffield of its net proceeds interests under certain agreements with the Company.

      GLAXO WELLCOME

      The Company has entered into a development and license agreement with Glaxo Wellcome to develop a computer model in support of new compound screening. ILGN's BioFusion proprietary technology provides a means of developing computer-based simulation models of large, complex biological systems, which can assist in the interpretation of gene expression and molecular screening databases. The computer models can be used for a number of purposes, including identifying new biologic targets for drug or diagnostic discovery, understanding how genetic discoveries influence disease, and clinical trial design. The Company has utilized this technology to support the development and commercialization of its genetic tests and in support of drug development efforts for large pharmaceutical companies.

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

      The study, began in March 1999, is expected to provide scientific and financial information about PST in a reimbursement system. This study is also expected to provide scientific and financial data regarding the use of PST as a treatment-planning tool to assess risk. The study is expected to be completed by the end of 2000. See "Factors Affecting Future Performance - Reliance on Collaborative Partners."

      PST COMMERCIAL PARTNERSHIPS

      In December 1997, the Company entered into an agreement with Medicadent, a French corporation ("Medicadent"), to market and sell PST in France. In August 1998, the Company entered into an agreement with H.A. Systems, Ltd. to market and sell PST in Israel. Medicadent commenced offering PST in France in June 1998, and H.A. Systems commenced offering PST in Israel in early 1999. In March 1999, the Company entered into an agreement with the Straumann Company to market and sell PST in the United States and Puerto Rico. Straumann launched its PST promotional activities in April 1999. In April 1999, the Company entered into an agreement with Dumex, a subsidiary of AlPharma, a pharmaceutical manufacturer, to market and sell PST in ten European countries (Austria, Denmark, Portugal, Finland, Germany, Ireland, Norway, Sweden, Switzerland and the U.K.). Dumex is well known in Europe as a manufacturer of oral health care products used by periodontists. No assurances can be made regarding the commercial acceptance of PST.

INTELLECTUAL PROPERTY

      The Company's commercial success will be dependent in part on its ability to obtain patent protection on genes, genetic sequences and/or their relationship to common diseases, as well as diagnostic and therapeutic products and methods based on the association between particular genes and diseases, discovered by the Company and Sheffield University. The Company has a total of four issued U.S. patents and 16 pending U.S. patent applications. Of the four issued patents, two relate to the Company's genetic tests and two relate to BioFusion, the Company's biologic modeling software. The U.S. Patent and Trademark Office issued patents for the Company's periodontal and osteoporosis tests in November and December, 1997, respectively.

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

      Competitors of the Company in the United States and abroad are numerous and include, among others, major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions, including those receiving funding from the Human Genome Project. Other companies with research programs include Myriad Genetics, Inc. ("Myriad") and Genome Therapeutics Corp. ("GTC"). GTC has announced that it has research programs focusing on osteoporosis. Myriad has a test for breast cancer and has announced research programs for osteoporosis and coronary artery disease. Many of the Company's other potential competitors have considerably greater financial, technical, marketing and other resources than the Company, which may allow these competitors to discover important genes in advance of the Company. If the Company does not discover disease-predisposing genes, characterize their functions, develop genetic tests and related information services based on such discoveries, obtain regulatory and other approvals, and launch such services or products before competitors, the Company could be adversely affected.

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

GOVERNMENT REGULATION

      The sampling of blood, saliva or cheek scrapings from patients and subsequent analysis in a clinical laboratory does not, at the present time, require Federal Drug Administration ("FDA") or regulatory authority approval inside the U.S. for either the sampling procedure or the analysis itself. The samples are taken in the healthcare provider's office, using standard materials previously approved as medical devices, such as sterile lancets and swabs. The testing procedure itself is performed in one or more registered, certified clinical laboratories under the auspices of the Clinical Laboratory Improvement Act of 1988 ("CLIA"), administered by the Health Care Financing Administration. The federal regulations governing approval of the laboratory facilities and applicable state and local regulations governing the operation of clinical laboratories would also apply to the laboratories performing tests for the Company. Changes in such regulatory schemes could require advance regulatory approval of genetic susceptibility tests sometime in the future and could have a material adverse effect on the Company's business. In addition, certain billing practices of the Company required it, or a subsidiary, to be licensed and regulated under CLIA.

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

EMPLOYEES

      As of March 31, 2000, the Company had 13 full-time employees. Of the Company's employees, 77% are engaged directly in the development and commercialization of tests and 23% are engaged in administrative or managerial activities.

      The Company's employees are not covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

FACTORS AFFECTING FUTURE PERFORMANCE

      NO ASSURANCE OF ADDITIONAL NECESSARY CAPITAL

      The Company anticipates that its current financial resources will be adequate to maintain its current and planned operations through September 2001. THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO RAISE ANY ADDITIONAL NECESSARY CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED, THE COMPANY WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

      The Company's future capital requirements will depend on many factors, including successful expansion of sales of PST(R), the Company's genetic test for periodontal disease, and continued scientific progress with its research and development programs. The continuation of the Company's research and development activities may require substantial additional capital from private or public sources. There is no assurance that such capital will be available to the Company on acceptable terms. Furthermore, the market for publicly-traded stocks of biotechnology companies has historically been volatile, and the competition for equity capital from public and private sources is intense among the over 1,000 biotechnology companies in the United States that are dependent on infusions of capital to fund their operations. The Company is also engaged from time to time in discussions with several companies concerning the licensing of certain of the Company's proprietary technologies or forming strategic alliances, which could provide additional sources of funding to the Company as well as a possible source of equity capital. The Company is unable to predict the likelihood of completing any such arrangements. There can be no assurance that the Company will be successful in obtaining additional capital in amounts sufficient to continue to fund its operations and product development.

      INABILITY TO FULLY USE NET OPERATING LOSS CARRYFORWARDS

      As of December 31, 1999, and 1998 the Company had net operating loss carryforwards and a research tax credit of approximately $18,750,000 and $187,000, respectively, for federal income tax purposes, expiring in varying amounts through the year 2019. The Company's ability to use its NOL and credit carryforwards to reduce future taxes is subject to Section 382 of the Internal Revenue Code of 1986 (the "Code"). These restrictions provide for limitations on the Company's utilization of its NOL and credit carryforwards following a greater than 50% ownership change during the prescribed testing period. As of December 31, 1999, the Company had incurred such a change. As a result, approximately $15,619,000 of the Company's NOL carryforwards are limited in utilization to approximately $825,000 annually. The annual limitation may result in the expiration of the carryforwards prior to utilization.

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

      HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

      The Company incurred a net operating loss of $6,138,603 in 1999, $9,508,275 in 1998 and $4,494,062 in fiscal year 1997. As of December 31, 1999, our accumulated deficit was $21,012,188. The losses have resulted principally from expenses incurred in research and development and from selling, general and administrative expenses. These expenses have exceeded revenues. The Company has yet to generate any significant revenues from the sale of genetic susceptibility testing services and there can be no assurance that it will be able to generate significant revenues in the future. The Company expects operating losses to continue for the near future as research and development, sales and marketing activities and operations continue. The ability to achieve profitability depends on the ability to develop a sales and marketing capacity and to successfully market and sell products and services. It is uncertain when the Company will become profitable.

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

      RELIANCE ON COLLABORATIVE PARTNERS

      In October 1999, the Company entered into a new contractual arrangement with the University of Sheffield ("Sheffield") replacing the research and development agreement that had been in place since 1996. Under this new arrangement, the Company will undertake the development and commercialization of certain discoveries resulting from Sheffield's research. This agreement with Sheffield has a five-year term with an automatic yearly renewal. Pursuant to this new arrangement, the Company issued an aggregate of 475,000 shares of its Common Stock to Sheffield and its investigators in exchange for the transfer of certain patent rights and the relinquishment of proceeds interests held by Sheffield and its investigators under all project agreements. The Company also entered into a research and development services agreement with Sheffield which automatically renews in one-year increments. In connection with this new arrangement, the Company entered into a five-year consulting agreement with Sheffield's key collaborator. The Company anticipates entering into additional collaborative arrangements with Sheffield and other parties in the future.

      In the future the Company may, in order to facilitate the sale of testing services and/or products, enter into collaborative selling arrangements with one or more other persons. It is uncertain whether the Company will be able to negotiate acceptable collaborative arrangements in the future or that such collaborative arrangements will be successful. If the Company is unable to identify collaborative partners to sell certain of our services and/or products, it may be forced to develop an internal sales force to market and sell its services and/or products in markets where it is not intending on developing a direct selling presence. Such a process would take more time and potentially cost more. As a result, revenues and earnings would be reduced. If the Company enters into collaborative selling arrangements, its success will depend upon the efforts of others and may be beyond its control. Failure of any collaborative selling arrangement could result in reduced revenues and possible losses.

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

      The Company has sixteen (16) patent applications pending, including applications covering certain of its anticipated genetic susceptibility tests. There can be no assurance that the Company's patent applications will ever be issued as patents or that the claims of any issued patents will afford meaningful protection for the Company's technology or products. Further, others may develop similar products which test for susceptibility related to some diseases yet avoid infringing upon, or conflicting with, the Company's anticipated patents. In addition, there can be no assurance that any patents issued to the Company will not be challenged, and subsequently narrowed, invalidated or circumvented.

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

      The United States Patent and Trademark Office issued new Utility Guidelines in July 1995 that address the requirements for demonstrating utility, particularly in inventions relating to human therapeutics. While the guidelines do not require clinical efficacy data for issuance of patents for human therapeutics, there can be no assurance that the Patent and Trademark Office's interpretations of such guidelines, and any changes to such interpretations will not delay or adversely affect the Company's or the Company's collaborators' ability to obtain patent protection. The biotechnology patent situation outside the United States is even more uncertain and is currently undergoing review and revision in many countries.

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

      POSSIBLE NASDAQ DELISTING; LIMITED PUBLIC MARKET FOR COMMON STOCK; POSSIBLE VOLATILITY OF SECURITIES PRICES

      Our Common Stock is currently listed on The NASDAQ SmallCap Market and the Boston Stock Exchange. If the Company fails to maintain the qualification for its Common Stock to trade on the NASDAQ SmallCap Market or the Boston Stock Exchange, its Common Stock could be subject to delisting. The NASDAQ Stock Market, Inc. ("NASDAQ") announced increases in the quantitative standards, which became effective in February 1998, for maintenance of any of (x) $2,000,000 of net tangible assets, (y) $35,000,000 of market capitalization or (z) $500,000 of net income for two of the last three years and a minimum bid price per share of $1.00. On February 3, 1999, we received notice from NASDAQ that we were in violation of NASDAQ's minimum bid price requirement and that if our Common Stock does not have a closing bid price of at least $1.00 for ten consecutive trading days during the 90 day period ended May 3, 1999, our Common Stock will be subject to delisting on May 3, 1999. The Company believes it has satisfied this requirement by having a closing bid price of at least $1.00 for each trading day since May 7, 1999; however the Company has not received notice from NASDAQ that such requirement was satisfied. Furthermore, there can be no assurance that our stock price will maintain such $1.00 minimum bid price. If the market price for our Common Stock does fall below the $1.00 bid price, our Common Stock could be subject to delisting from The NASDAQ SmallCap Market.

      On April 19, 1999, the Company received notice from the NASDAQ SmallCap Market that the Company was in violation of NASDAQ's $2,000,000 minimum net tangible asset requirement. As a result of the private placement completed in June 1999, management believes that the Company is in compliance with NASDAQ's minimum net tangible asset requirement; however, the Company has not received notice from NASDAQ that such requirement was satisfied. The Company filed a Current Report on Form 8-K dated June 25, 1999, containing the Company's pro forma balance sheet at May 31, 1999, adjusted to reflect the results of the June private placement. Such balance sheet reflects net tangible assets in excess of $2,000,000. If the Company is unable to maintain compliance with NASDAQ's minimum net tangible asset requirement, or maintain a $35,000,000 market capitalization, the Company would likely be delisted from the NASDAQ SmallCap Market and may also suffer material adverse consequences to its business, financial condition and results of operations.

      On August 3, 1999, the Company received a notice from NASDAQ questioning whether the Company had violated the shareholder approval provisions of the NASDAQ Marketplace Rules due to an alleged change- in-control resulting from the private placement of Series A Preferred Stock completed by the Company in June 1999. As a result, NASDAQ is reviewing the Company's eligibility for continued listing on the NASDAQ SmallCap Market. The Company does not believe that a change-of-control occurred and is engaged in discussions with NASDAQ to resolve this matter; however, as of March 1, 2000, the Company had not received notification of NASDAQ's decision regarding this matter. At the Annual Meeting held August 20, 1999, our shareholders ratified the private placement of Series A Preferred Stock. There can be no assurance that the Company will be able to address this issue in a manner satisfactory to NASDAQ, or that the Company's Common Stock will not be delisted from the NASDAQ SmallCap Market.

      If our shares are not listed as intended, trading, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board, which was established for securities that do not meet the NASDAQ SmallCap Markets listing requirements. Consequently, selling our shares would be more difficult because smaller quantities of shares could be bought and sold, transactions could be delayed, and security analysts' and news media's coverage of our company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for our share.

      If our shares are not listed on the NASDAQ SmallCap Market and/or the Boston Stock Exchange, they may become subject to Rule 15g-9 under the Exchange Act. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our shares and affect the ability of holders to sell our shares in the secondary market.

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

      LIMITED MARKETING OR SALES EXPERIENCE

      Our business strategy is to provide genetic susceptibility testing services aimed at common diseases that are treatable and preventable. The commercial introduction of the periodontal susceptibility test at the beginning of October 1997 represented our first such effort. From its commercial inception through 1999, our periodontal susceptibility test has generated revenues of $866,726. With respect to the periodontal susceptibility test, we have devoted substantial human and financial resources to the establishment and staffing of a customer service support facility and the building of a sales and marketing infrastructure. However, we have limited experience in developing and commercially marketing susceptibility testing services. It is uncertain whether our customer service support facilities and sales and marketing program will achieve efficient, effective or successful operations. Failure to successfully market such tests could reduce our revenues and may result in losses.

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

      We are taking a proactive stance in the ethical arena. Our Chief Executive Officer, Dr. Philip Reilly, is both an M.D. (certified specialist in clinical genetics) and an attorney and is knowledgeable in the area of genetic testing and its ethical, legal and clinical utility ramifications. Additionally, we are currently advising doctors who administer our genetic susceptibility tests to take special efforts to maintain the confidentiality of the test results. Our intent is to avoid information about test results being disclosed to insurers until issues regarding insurability have been fully analyzed and acted upon by the appropriate legislative bodies.

      DEPENDENCE ON KEY PERSONNEL AND CONSULTANTS

      Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified management, scientific and technical personnel. Our company will also be dependent upon the ability to hire qualified marketing and sales personnel. Competition for scientific, marketing and sales personnel is intense. Loss of the services of Drs. Kornman or Reilly or Gordon Duff, a key researcher with the University of Sheffield, could adversely affect our research and development programs and susceptibility testing service business and could impede the achievement of our business objectives. We maintain key man life insurance on Drs. Kornman and Duff.

      ABSENCE OF DIVIDENDS

      We have never paid dividends and do not intend to pay any dividends in the foreseeable future.

      SHARES ELIGIBLE FOR FUTURE SALE

      Substantially all of the outstanding Common Stock is available for sale in the public marketplace. There are also outstanding stock options and warrants to purchase an aggregate of 3,258,675 shares of Common Stock at various exercise prices per share. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or the availability of such shares for sale will have on the market prices prevailing from time to time. The possibility that substantial amounts of Common Stock may be sold in the public market may adversely affect prevailing market prices for the Common Stock, and could impair the Company's ability to raise capital through the sale of its equity securities.

      EFFECT OF PREFERRED STOCK AND DIRECTOR REMOVAL PROVISIONS

      Our Board of Directors is authorized to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of Preferred Stock that may be issued in the future. While we have no present intention to issue shares of Preferred Stock, such issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, such Preferred Stock may have other rights, including economic rights, senior to the Common Stock. As a result, the issuance of Preferred Stock could decrease the market value of the Common Stock.

      Our Articles of Incorporation provide that members of the Board of Directors may be removed only for cause upon the affirmative vote of holders of at least a majority of the shares of our outstanding capital stock entitled to vote. Certain other provisions of our Articles of Incorporation could also have the effect of delaying or preventing changes of control or in management. Such a delay or preventive effect could adversely affect the price of our Common Stock.

ITEM 2.   PROPERTIES

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

      The Company's commercial operations office located at 3100 N. West Street, Bldg. A, Flagstaff, Arizona, contains 6,000 square feet and is held under a five year lease which expires in September 2002. The Company's corporate headquarters and research and development offices, located at 100 N.E. Loop 410, Suite 820, San Antonio, Texas, contain 8,131 usable square feet held under a lease expiring May 31, 2003. The Company's former corporate headquarters, located at 4400 MacArthur Boulevard, Suite 980, Newport Beach, California, contains 1,798 usable square feet and has been subleased by the Company until the expiration of the Company's original lease in April 2001.

ITEM 3.   LEGAL PROCEEDINGS

      On March 2, 1999, Entelos, Inc. filed an action against the Company in United States District Court for the Northern District of California, alleging that two of Entelos' principals, Samuel Holtzman and Thomas Paterson, are co-inventors of the inventions claimed in two of the Company's patents - U.S. Pat. Nos. 5,657,255 and 5,808,918, both of which relate to the Company's BioFusion products. In the suit, Entelos seeks a declaratory judgment that Entelos is the co-owner of all rights under the foregoing patents, an order correcting the inventorship of the patents to list Holtzman and Paterson as co-inventors, and restitution to Entelos of its share of the profits obtained from the patents. The complaint also asserted an unfair competition claim. In June 1999 the Company entered into a settlement agreement with Entelos, that, among other things, granted Entelos a non-exclusive, fully paid-up, royalty-free world-wide license to make, have made, use, import, offer to sell and sell products and practice any systems, methods or other inventions covered by the patents. Pursuant to a stipulation and order of dismissal issued by the United States District Court for the Northern District of California, all claims and counterclaims in the above-described action were dismissed with prejudice. The Company did not pay any money to Entelos as part of the agreement, and management does not believe that the settlement will have a material adverse effect on future business activities of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of the year ended December 31, 1999.

                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      The Company's Common Stock began trading on The NASDAQ SmallCap Market on November 26, 1997 under the symbol "MSSI" and on the Boston Stock Exchange under the symbol "MSI." In August 1999, the Company's Common Stock symbol changed to "ILGN" on the NASDAQ SmallCap Market and "ILG" on the Boston Stock Exchange. Prior to November 1997, there was no established trading market for the Common Stock. The following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock, as reported by the NASDAQ SmallCap Market, since the Common Stock commenced public trading. The quotations represent prices in the over-the-counter market between dealers and securities, and do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.


1999:                                           HIGH         LOW
                                                ----         ---
First Quarter..........................        $1.313      $0.406
Second Quarter ........................        $3.500      $0.781
Third Quarter..........................        $3.313      $1.500
Fourth Quarter.........................        $9.000      $1.875

1998:                                           HIGH         LOW
                                                ----         ---
First Quarter..........................        $6.063      $2.938
Second Quarter ........................        $5.00       $3.50
Third Quarter..........................        $4.25       $1.313
Fourth Quarter.........................        $2.125      $0.469

1997:                                           HIGH         LOW
                                                ----         ---
November 26 - December 31, 1997 .......        $9.00       $3.875

NUMBER OF SHAREHOLDERS

      As of March 1, 2000, there were approximately 162 record holders of the Company's Common Stock.

DIVIDENDS

      The Company has not declared any dividends to date and does not plan to declare any dividends in the foreseeable future.

SALE OF UNREGISTERED SECURITIES

      Previously reported.

ITEM 6.   SELECTED FINANCIAL DATA.

      The following table sets forth financial data with respect to the Company as of and for each of the five years ended December 31, 1999. The selected financial data as of and for each of the five years ended December 31, 1999 have been derived from the financial statements of the Company. The financial statements and the reports thereon as of December 31, 1999, and 1998 and for the years ended December 31, 1999, 1998 and 1997 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the financial statements (and notes thereon) and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

                                                                               YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------------------------------------
                                                       1999             1998             1997             1996             1995
                                                   ------------     ------------     ------------     ------------     ------------
Revenues ......................................    $    477,497     $    412,942     $    195,928     $  1,918,879     $  1,872,932
Gross Profit ..................................         276,315          196,658           29,486        1,371,113        1,505,412
Expenses:
   Research and Development ...................       3,570,845        2,799,220        1,223,468          958,249          582,595
   Selling, general and administrative ........       2,904,210        7,220,444        2,868,057        1,162,768          755,785
Operating income (loss) .......................      (6,198,740)      (9,803,006)      (4,062,039)        (749,904)         167,032
Other income (expense):
   Interest Income ............................         107,446          379,054           53,889            8,561               35
   Interest expense ...........................         (59,189)         (94,597)        (485,062)         (34,229)         (14,300)
   Other income (expense) .....................          11,880           11,124             --             (6,934)            --
Net income (loss) .............................      (6,138,603)      (9,508,275)      (4,494,062)        (788,546)         150,012
Net income (loss)applicable to common
  stock .......................................     (11,138,603)      (9,508,275)      (4,494,062)        (788,546)         150,012
Basic and diluted loss per common share .......           (1.15)           (1.72)           (1.19)            (.18)             .03
Weighted-average common shares
  outstanding .................................       9,720,621        5,540,895        3,773,474        4,288,436        4,288,436


                                                                                   AS OF DECEMBER 31,
                                                   --------------------------------------------------------------------------------
                                                       1999             1998             1997             1996             1995
                                                   ------------     ------------     ------------     ------------     ------------
Balance Sheet Data:
Cash, cash equivalents and marketable
  securities ..................................    $  2,656,116     $  2,432,271     $ 12,012,772           55,966           73,000
Working Capital (deficit) .....................       1,967,943        1,462,748       11,186,863         (735,986)         242,000
Total Assets ..................................       3,176,159        3,672,890       12,823,376          311,962          458,000
Long-term debt and capital lease
  obligations, less current portion ...........          99,246          604,507          580,739          200,834             --
Shareholders equity ...........................    $  2,153,178     $  1,846,348       11,286,889         (699,748)         299,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

      Interleukin Genetics, Inc., a Texas corporation ("ILGN" or the "Company") develops and commercializes genetic diagnostic tests and medical research tools. The Company's efforts are focused on genetic factors that affect the rate of progression of clinical disease through their influence on common host systems. The Company's first genetic test, PST(R), a test predictive of risk for periodontal disease, is currently marketed in the United States, Europe and Israel. Products under development include tests predictive of risk for osteoporosis, coronary artery disease, diabetic retinopathy, asthma, pulmonary fibrosis and meningitis/sepsis. The Company believes by combining genetic risk assessment with specific therapeutic strategies, improved clinical outcomes and more cost-effective management of these common diseases are achieved. ILGN also develops and licenses its medical research tools, including BioFusion(R), to pharmaceutical companies. BioFusion, a proprietary enabling system for diagnostic and drug discovery and development, is a computer modeling system that integrates genetic and other sub-cellular behavior, system functions, and clinical symptoms to simulate complex diseases. This system allows for the utilization of the rapidly increasing databases of gene expression, cell biology, prognostic, pharmacogenomic and predictive medicine databases being generated in companies and academic centers worldwide.

      The Company has followed a strategy of working with strategic partners at the fundamental discovery stage. This strategy has given the Company access to discoveries while reducing up-front research expenses. Since 1994, the Company has had a strategic alliance with the Department of Molecular and Genetic Medicine at Sheffield University in the United Kingdom ("Sheffield"). Under this alliance, Sheffield has provided to the Company the fundamental discovery and genetic analysis from Sheffield's research laboratories and the Company has focused on product development, including clinical trials, and the commercialization of these discoveries. In October 1999, the Company entered into a new arrangement (the "Agreement") with Sheffield replacing the research and development agreement that had been in place with Sheffield since 1996. Under the Agreement, the Company will undertake the development and commercialization of certain discoveries resulting from Sheffield's research. The Agreement with Sheffield is a five-year agreement with an automatic yearly renewal. Pursuant to this new arrangement, the Company issued an aggregate of 475,000 shares of its Common Stock to Sheffield and its investigators in exchange for the transfer of certain patent rights and the relinquishment of proceeds interests held by Sheffield and its investigators under all project agreements. The Company also entered into a research and development services agreement with Sheffield which automatically renews in one-year increments. In connection with this new arrangement, the Company entered into a five- year consulting agreement with Sheffield's key collaborator. The Company anticipates entering into additional collaborative arrangements with Sheffield and other parties in the future.

      In December 1997, the Company entered into an agreement with Medicadent, a French corporation ("Medicadent"), to market and sell PST in France. In August 1998, the Company entered into an agreement with H.A. Systems, Ltd. to market and sell PST in Israel. Medicadent commenced offering PST in France in June 1998, and the Company H.A. Systems commenced offering PST in Israel in early 1999. In March 1999, the Company entered into an agreement with the Straumann Company to market and sell PST in the United States and Puerto Rico. Straumann launched its PST promotional activities in April 1999. In April 1999, the Company entered into an agreement with Dumex, a subsidiary of AlPharma, a pharmaceutical manufacturer, to market and sell PST in nine European countries (Austria, Denmark, Finland, Germany, Ireland, Norway, Sweden, Switzerland and the U.K.). Dumex is well known in Europe as a manufacturer of oral health care products used by periodontists. No assurances can be made regarding the commercial acceptance of PST. The Company anticipates additional international agreements for the distribution of PST in 2000, but no assurances can be made that such agreements will be entered into by the Company.

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

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

      Revenue for the year ended December 31, 1999 was $477,497 as compared to $412,942 for the year ended December 31, 1998, representing an increase of $64,555 or 16%. The increase in revenue is primarily attributable to higher average selling price per PST test. Cost of revenues was $201,182 for the year ended December 31, 1999 as compared to $216,284 for the same year period in 1998, representing a decrease of $15,102 or 7%. This decrease is primarily attributable to lower laboratory costs for processing PST tests.

      For the year ended December 31, 1999, the Company had research and development expenses of $3,570,845 as compared to $2,799,220 for 1998, an increase of $771,625 or 28%. This increase was primarily due to $1,128,125 of non-cash expense associated with issuance of 475,000 shares of common stock to the University of Sheffield and its investigators in conjunction with the new arrangement with Sheffield and its investigators entered into in October 1999.

      Selling, general and administrative expenses decreased for 1999 to $2,904,210 from $7,200,444 in 1998, a decrease of $4,296,234 or 60%. The decrease reflects the reduction in personnel costs as the Company shifted from an internal sales staff to the use of outside distributors to sell its PST tests.

      Interest income decreased to $107,446 in 1999 from $379,054 in 1998. This decrease is attributable to the reduction in the unused net proceeds of the initial public offering and subsequent private placements as the proceeds are used for ongoing Company operations and a $585,992 reduction in the Company's debt obligations. The reduction in the Company's debt obligations is also the primary reason for the interest expense decreasing from $94,597 in 1998 to $59,189 in 1999, a decrease of $35,408 or 37%.

      Net losses decreased to $6,138,603 in for the year ended December 31, 1999, as compared to $9,508,275 in 1998, a decrease of $3,369,672 or 35%. Such decreased loss is a result of the decreased expenses set forth above.

      COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31,
1997.

      Revenue for the year ended December 31, 1998 was $412,942 as compared to $195,928 for the year ended December 31, 1997, representing an increase of $217,014 or 111%. The increase in revenue is primarily attributable to sales of PST, the Company's first genetic test which was made commercially available in the fourth quarter of 1997. Cost of revenues was $216,284 for the year ended December 31, 1998 as compared to $166,442 for the same period in 1997, representing an increase of 30%. This increase is a result of the increase in sales, offset by the Company's ability to take advantage of volume processing discounts provided to it by its outside laboratory vendors.

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

      One additional factor in the increase of research and development expenses, as discussed above, is the write-down of capitalized patent expenses. The resulting charge, taken in the fourth quarter of 1998, was $886,534, or 32%, of research and development expenses for the year. Management believes it is appropriate to expense these costs after consideration of their current development strategy and available capital.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company believes that its cash and cash equivalents are the most significant indicators of the Company's liquidity position. As of December 31, 1999, the Company had cash and cash equivalents of $2,656,116. The cash and cash equivalents position generated interest income of $28,166 in the fourth quarter of 1999, and $107,446 for the year.

      Net cash used in operating activities was $4,420,167 during the year ended December 31, 1999 as compared to $8,454,858 used during 1998. Marketable securities increased from zero in 1998 to $1,987,500 at December 31, 1999 as the Company purchased U.S. Treasury notes with the unused proceeds from the private placement of $5,000,000 of convertible preferred stock in June 1999. Accounts payable decreased from $278,773 in 1998 to $134,968 in 1999. This decrease was primarily due to the decreased level of operating expenses in late 1999. Additionally, the Company entered into an agreement with a distributor whereby the distributor paid in advance for licensing fees, resulting in Prepaid distributor fees increasing from zero in 1998 to $65,000 in 1999. The current portion of long-term debt decreased from $81,432 in 1998 to zero in 1999 due to the Company's retirement of all outstanding debt in 1999.

The Company's investing activities used cash of $1,752,116 in the year ended December 31, 1999 and provided cash of $5,036,678 in 1998. During the year ended December 31, 1999, the Company shifted excess cash from Cash and cash equivalents into Marketable securities to earn a preferred interest rate. Additionally, during 1998, the Company received proceeds from the maturity of investments of $6,226,795 as a result of the maturity of U.S. Treasury bills previously invested in, partially offset by reinvestment in a certificate of deposit. Investing activities were comprised primarily from the maturing of investments and a certificate of deposit and the purchase of investments.

Financing activities provided $4,408,628 in 1999 and used $154,608 in 1998. During 1999, the Company received $4,706,927 in net proceeds for the issuance of convertible preferred stock and $380,545 in proceeds for the issuance of common stock, as compared to $5,734 for common stock issued in 1998. In 1999, the Company received proceeds from long term borrowings of $10,688 as compared to $617,813 in 1998.

In January of 2000, the Company received $ 4,733,084 in net proceeds from a private placement of 832,667 shares of common stock.

      The Company currently does not have any commitments for material capital expenditures. The Company's obligation at December 31, 1999 for capitalized lease obligations totaled $163,123, of which $99,246 is classified as long-term and $63,877 is classified as current.

      The Company anticipates that its existing cash and cash equivalents, together with anticipated interest income and revenue, will be sufficient to conduct its operations as planned until September 2001. However, the Company's future capital requirements are anticipated to be substantial, and the Company does not have commitments for additional capital at this time. Such capital requirements are expected to arise from the commercial launch of additional genetic tests, continued marketing and sales efforts for PST, continued research and development efforts, the protection of the Company's intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. The Company plans to raise capital through equity and/or debt issuance when, and if, such capital is available to it. THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO RAISE ANY ADDITIONAL NECESSARY CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED, THE COMPANY WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      The Company maintains an investment portfolio consisting of securities of U.S Treasury Notes. The securities held in the Company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of these securities. After a review of the Company's marketable securities as of December 31, 1999, the Company has determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of the Company's marketable investment securities would be insignificant to the financial statements as a whole.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of the Company, together with the Independent Auditors Report thereon of each of Arthur Andersen LLP and Singer Lewak Greenbaum & Goldstein LLP, appears on pages F-2 through F-23 of this report. See the "Index to Financial Statements" on page F-1 of this report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Previously reported.

                                PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      Information required under this Item will be contained in the Company's Proxy Statement for its 2000 Annual Meeting, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      Information required under this Item will be contained in the Company's Proxy Statement for its 2000 Annual Meeting, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required under this Item will be contained in the Company's Proxy Statement for its 2000 Annual Meeting, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required under this Item will be contained in the Company's Proxy Statement for its 2000 Annual Meeting, which is incorporated herein by reference.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)   DOCUMENTS FILED AS PART OF REPORT

      1. Financial Statements:

         The Consolidated Financial Statements of the Company and the related report of the Company's independent public accountants thereon have been filed under Item 8 hereof.

      2. Financial Statement Schedules:

         The information required by this item is not applicable.

      3. Exhibits:

         The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is incorporated by reference to a previously filed document, such document is identified in parentheses. See the Index of Exhibits included with the Exhibits filed as a part of this report.

EXHIBIT NO. IDENTIFICATION OF EXHIBIT

   3.1 Articles of Incorporation of the Company, as amended (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB filed November 15, 1999).

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

   4.6 Warrant dated June 15, 1999, granted to Fine Equities, Inc. (incorporated herein by reference to Exhibit 4.2 of the company's Quarterly Report on Form 10-QSB field August 16, 1999).

  10.1 Loan Agreement dated June 27, 1997, between the Company and Bank of America (incorporated herein by reference to Exhibit 4.7 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

  10.2+ Research Support Agreement and Amendments to Various Existing Project Agreements dated April 1, 1998, between the Company and The University of Sheffield (incorporated herein by reference to Exhibit
            10.2 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

  10.3+ Laboratory Services Agreement dated December 7, 1996, between the Company and Baylor College of Medicine (incorporated herein by reference to Exhibit 10.13 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

  10.4 Lease Agreement dated March 21, 1996, between the Company and Koll Center Newport Number 9 (incorporated herein by reference to Exhibit
            10.14 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

  10.5 Lease Agreement dated October 23, 1997, between the Company and Diamond Shamrock Leasing, Inc. (incorporated herein by reference to
            Exhibit 10.16 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

  10.6 Interleukin Genetics, Inc. 1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

  10.7 Amendment to the Interleukin Genetics, Inc. 1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.18 of the Company's Registration Statement No. 333- 37441 on Form SB-2 filed October 8, 1997).

  10.8      Form of Stock Option Agreement (incorporated herein by reference to
            Exhibit 10.19 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

  10.9      Stock Option Exercise Agreement (incorporated herein by reference to
            Exhibit 10.20 of the Company's Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

 10.10+ Exclusive Independent Representative Agreement dated December 1, 1997, between the Company and Medicadent, a French corporation (incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-KSB filed March 31, 1998).

 10.11 Consulting and Severance Agreement dated October 28, 1998, between the Company and Michael G. Newman (incorporated herein by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-KSB filed March 31, 1999).

 10.12 Amendment to Employment Agreement dated to be effective as of November 17, 1998, between the Company an Paul J. White (incorporated herein by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-KSB filed March 31, 1999).

 10.13 Amendment to Employment Agreement dated to be effective as of November 17, 1998, between the Company an Kenneth S. Kornman (incorporated herein by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-KSB filed March 31, 1999).

 10.14 Letter Agreement dated January 6, 1997, between the Company and U. Spencer Allen, as amended effective December 1, 1998 (incorporated herein by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-KSB filed March 31, 1999).

 10.15 Business Loan Agreement between the Company and Bank of America dated June 5, 1998 (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB filed May 17,
            1999).

 10.16+ Distribution Agreement between the Company and The Straumann Company dated March 25, 1999 (incorporated herein by reference to Exhibit
            10.2 of the company's Quarterly Report on Form 10-QSB filed May 17,
            1999).

 10.17 Consulting Services Agreement dated June 1, 1999, between the Company and Philip R. Reilly (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB filed August 16, 1999).

 10.18 Non-Qualified Stock Option Agreement dated June 1, 1999, between the Company and Philip R. Reilly (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB filed August 16, 1999).

 10.19 Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB filed August 16, 1999).

 10.20 Agency Agreement dated June 15, 1999, between the Company and Fine Equities, Inc. (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB filed August 16,
            1999).

 10.21+ Research and Technology Transfer Agreement dated effective July 1, 1999, between the Company and the University of Sheffield (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB filed November 15, 1999).

 10.22+ Research Support Agreement dated effective July 1, 1999, between the Company and the University of Sheffield (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB filed November 15, 1999).

 10.23+ Consulting Agreement dated effective July 1, 1999, between the Company and Gordon Duff, PhD, FRCP (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB filed November 15, 1999).

 10.24 Non-Qualified Stock Option Agreement dated November 30, 1999 between the Company and Philip R. Reilly (incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement No. 333-32538 on Form S-8 filed March 15, 2000).

 10.25* Employment Agreement dated December 1, 1999 between the Company and Kenneth S. Kornman.

 10.26* Employment Agreement dated April 1, 2000 between the Company and Philip R. Reilly.

 10.27* Severance Agreement dated September 20, 1999 between the Company and Paul White.

  16.1 Letter from Singer Lewak Greenbaum & Goldstein LLP dated October 26, 1998, to the Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-K (incorporated herein by reference to Exhibit 16 of the Company's current report on Form 8-K filed November 2, 1998).

  21.1      Subsidiaries of the Company

                                                                                        NAMES UNDER WHICH
                        NAME                                  INCORPORATED          SUBSIDIARY DOES BUSINESS
----------------------------------------------------- ----------------------------  ------------------------
Medical Science Systems France E.U.                              France                       N/A
Interleukin Genetics Laboratory Services, Inc.                  Delaware                      N/A
Interleukin Genetics, Inc.                                      Delaware                      N/A

  23.1*     Consent of Arthur Andersen LLP

  23.2*     Consent of Singer Lewak Greenbaum & Goldstein LLP

  27.*      Financial Data Schedule.
-----------------
*   Filed herewith.
+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) REPORTS ON FORM 8-K

      The Company filed a report on Form 8-K October 8, 1999 to report a new contractual arrangement with the University of Sheffield.

      The Company filed a report on Form 8-K December 17, 1999 to report the deadline for shareholder proposals for the annual meeting.

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERLEUKIN GENETICS, INC.


Date: April 12, 2000        By: U. SPENCER ALLEN
                                U. Spencer Allen
                                Chief Financial Officer, Secretary and Treasurer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       SIGNATURES                                   TITLE                                    DATE SIGNED
       ----------                                   -----                                    -----------

/s/ PHILIP R. REILLY                  Chairman of the Board of Directors                     April 12, 2000
    Philip R. Reilly                  and Chief Executive Officer


/s/ KENNETH S. KORNMAN                President and Director                                 April 12, 2000
    Kenneth S. Kornman


/s/ U. SPENCER ALLEN                  Chief Financial Officer, Secretary and Treasurer       April 12, 2000
    U. Spencer Allen                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


/s/ THOMAS A. MOORE                   Director                                               April 12, 2000
    Thomas A. Moore

/s/ EDWARD M. BLAIR, JR.              Director                                               April 12, 2000
    Edward M. Blair, Jr.

/s/ GARY L. CROCKER                   Director                                               April 12, 2000
    Gary L. Crocker

INTERLEUKIN GENETICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1999, 1998 AND 1997
TOGETHER WITH AUDITORS' REPORT

                                                      INTERLEUKIN GENETICS, INC.

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                                          Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                  F-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                  F-3


CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets - December 31, 1999 and 1998               F-4

   Consolidated Statements of Operations - For the Years Ended
        December 31, 1999, 1998 and 1997                                  F-6

   Consolidated Statements of Shareholders' Equity - For the Years Ended
        December 31, 1999, 1998 and 1997                                  F-7

   Consolidated Statements of Cash Flows - For the Years Ended
        December 31, 1999, 1998 and 1997                                  F-8

   Notes to Consolidated Financial Statements                            F-10

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Interleukin Genetics, Inc.:

We have audited the accompanying consolidated balance sheets of Interleukin Genetics, Inc. (a Texas corporation), as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interleukin Genetics, Inc., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                      /s/ ARTHUR ANDERSEN LLP

San Antonio, Texas
March 29, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Medical Science Systems, Inc.

We have audited the consolidated statements of operations, shareholders' equity, and cash flows of Medical Science Systems, Inc. and subsidiary as of December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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



                                          SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 13, 1998

                                                      INTERLEUKIN GENETICS, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                      DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------


                                     ASSETS

                                                          1999           1998
                                                       ----------     ----------

CURRENT ASSETS:
   Cash and cash equivalents .....................     $  668,616     $2,432,271
   Marketable securities .........................      1,987,500           --
   Accounts receivable, net of allowance for
     doubtful accounts of $55,300 in 1999 and
     $20,959 in 1998 .............................        103,002        125,086
   Prepaid expenses ..............................        132,560        127,426
                                                       ----------     ----------

                Total current assets .............      2,891,678      2,684,783

FURNITURE AND EQUIPMENT, net .....................        284,481        458,107

OTHER ASSETS .....................................           --          530,000
                                                       ----------     ----------

                TOTAL ASSETS .....................     $3,176,159     $3,672,890
                                                       ==========     ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                      INTERLEUKIN GENETICS, INC.
                                         CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                                      DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      1999             1998
                                                   ------------    ------------

CURRENT LIABILITIES:
   Accounts payable .............................  $    134,968    $    278,773
   Accrued expenses .............................       400,281         433,859
   Notes payable ................................         1,797          47,813
   Deferred revenue .............................       322,812         275,321
   Current portion of long-term debt ............          --            81,432
   Current portion of capitalized lease
     obligations ................................        63,877         104,837
                                                   ------------    ------------

      Total current liabilities .................       923,735       1,222,035

LONG-TERM DEBT, less current portion ............          --           447,856

CAPITALIZED LEASE OBLIGATIONS, less current
  portion .......................................        99,246         156,651
                                                   ------------    ------------

      Total liabilities .........................     1,022,981       1,826,542
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value 5,000,000 shares
      authorized none issued and outstanding ....          --              --
   Common stock, no par value 50,000,000 shares
      authorized in 1999 and 10,000,000 shares
      authorized in 1998, 17,223,302 and
      5,548,470 shares issued and outstanding in
      1999 and 1998, respectively ...............    23,177,865      16,719,933
   Accumulated deficit ..........................   (21,012,188)    (14,873,585)
   Other comprehensive loss .....................       (12,499)           --
                                                   ------------    ------------

      Total shareholders' equity ................     2,153,178       1,846,348
                                                   ------------    ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $  3,176,159    $  3,672,890
                                                   ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                      INTERLEUKIN GENETICS, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

--------------------------------------------------------------------------------

                                                  1999             1998             1997
                                              ------------     ------------     ------------
REVENUE ..................................    $    477,497     $    412,942     $    195,928

COST OF REVENUE ..........................         201,182          216,284          166,442
                                              ------------     ------------     ------------

GROSS PROFIT .............................         276,315          196,658           29,486
                                              ------------     ------------     ------------
EXPENSES:
   Research and development ..............       3,570,845        2,799,220        1,223,468
   Selling, general, and administrative ..       2,904,210        7,200,444        2,868,057
                                              ------------     ------------     ------------
      Total expenses .....................       6,475,055        9,999,664        4,091,525
                                              ------------     ------------     ------------

LOSS FROM OPERATIONS .....................      (6,198,740)      (9,803,006)      (4,062,039)
                                              ------------     ------------     ------------

OTHER INCOME (EXPENSE):
   Interest income .......................         107,446          379,054           53,889
   Interest expense ......................         (59,189)         (94,597)        (485,062)
   Other income ..........................          11,880           11,124             --
                                              ------------     ------------     ------------

      Total other income (expense) .......          60,137          295,581         (431,173)
                                              ------------     ------------     ------------

LOSS BEFORE PROVISION FOR INCOME TAXES ...      (6,138,603)      (9,507,425)      (4,493,212)

PROVISION FOR INCOME TAXES ...............            --                850              850
                                              ------------     ------------     ------------

NET LOSS .................................    $ (6,138,603)    $ (9,508,275)    $ (4,494,062)
                                              ============     ============     ============

RECONCILIATION OF NET LOSS TO NET LOSS
  APPLICABLE TO COMMON STOCK:
   Net loss ..............................    $ (6,138,603)    $ (9,508,275)    $ (4,494,062)
   Amortization of the value of the
     beneficial conversion feature of the
     preferred stock .....................       5,000,000             --               --
                                              ------------     ------------     ------------

NET LOSS APPLICABLE TO COMMON STOCK ......    $(11,138,603)    $ (9,508,275)    $ (4,494,062)
                                              ============     ============     ============

BASIC AND DILUTED LOSS PER COMMON SHARE ..    $      (1.15)    $      (1.72)    $      (1.19)
                                              ============     ============     ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING       9,720,621        5,540,895        3,773,474
                                              ============     ============     ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                      INTERLEUKIN GENETICS, INC.
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        AND COMPREHENSIVE INCOME
                           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

--------------------------------------------------------------------------------

                                                  COMMON STOCK                    PREFERRED STOCK
                                         -----------------------------     -----------------------------
                                            SHARES           AMOUNT           SHARES           AMOUNT
                                         ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 1996 ..........       3,295,539     $    171,500             --       $       --
Net loss ............................            --               --               --               --
Common stock issued:
    Private placements ..............         442,468        2,019,100             --               --
    Initial public offering .........       1,800,000       16,200,000             --               --
Offering costs ......................            --         (2,540,078)            --               --
Stock options issued for reduction in
    salary ..........................            --            445,132             --               --
Issuance of warrants resulting in
    additional interest
        expense .....................            --            356,545             --               --
Exercise of stock options ...........           8,939           42,356             --               --
Repurchase of common stock ..........          (6,051)         (42,356)            --               --
                                         ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 1997 ..........       5,540,895       16,652,199             --               --
Net loss ............................            --               --               --               --
Common stock issued:
    Employee stock
        purchase plan ...............           7,575            5,734             --               --
Stock options issued:
    For services rendered ...........            --             62,000             --               --
                                         ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 1998 ..........       5,548,470       16,719,933             --               --
Net loss ............................            --               --               --               --
Unrealized loss on securities .......            --               --               --               --

Comprehensive Loss ..................            --               --               --               --
Preferred stock issued:
    Private placement ...............            --               --          2,200,000        4,706,927
Common stock issued:
    Preferred stock conversion ......      11,000,000        4,706,927       (2,200,000)      (4,706,927)
    For services rendered ...........         475,000        1,128,125             --               --
    Exercise of stock options .......         199,314          379,945             --               --
    Employee stock
        purchase plan ...............             518              600             --               --
Stock options issued:
    For services rendered ...........            --            242,335             --               --
                                         ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 1999 ..........      17,223,302     $ 23,177,865             --       $       --
                                         ============     ============     ============     ============
                                                             OTHER
                                         ACCUMULATED     COMPREHENSIVE
                                           DEFICIT            LOSS             TOTAL
                                         ------------     ------------     ------------
BALANCE, DECEMBER 31, 1996 ..........    $   (871,248)    $       --       $   (699,748)
Net loss ............................      (4,494,062)            --         (4,494,062)
Common stock issued:
    Private placements ..............            --               --          2,019,100
    Initial public offering .........            --               --         16,200,000
Offering costs ......................            --               --         (2,540,078)
Stock options issued for reduction in
    salary ..........................            --               --            445,132
Issuance of warrants resulting in
    additional interest
        expense .....................            --               --            356,545
Exercise of stock options ...........            --               --             42,356
Repurchase of common stock ..........            --               --            (42,356)
                                         ------------     ------------     ------------
BALANCE, DECEMBER 31, 1997 ..........      (5,365,310)            --         11,286,889
Net loss ............................      (9,508,275)            --         (9,508,275)
Common stock issued:
    Employee stock
        purchase plan ...............            --               --              5,734
Stock options issued:
    For services rendered ...........            --               --             62,000
                                         ------------     ------------     ------------
BALANCE, DECEMBER 31, 1998 ..........     (14,873,585)            --          1,846,348
Net loss ............................      (6,138,603)            --         (6,138,603)
Unrealized loss on securities .......            --            (12,499)         (12,499)
                                                                           ------------
Comprehensive Loss ..................            --               --         (6,151,102)
Preferred stock issued:
    Private placement ...............            --               --          4,706,927
Common stock issued:
    Preferred stock conversion ......            --               --               --
    For services rendered ...........            --               --          1,128,125
    Exercise of stock options .......            --               --            379,945
    Employee stock
        purchase plan ...............            --               --                600
Stock options issued:
    For services rendered ...........            --               --            242,335
                                         ------------     ------------     ------------
BALANCE, DECEMBER 31, 1999 ..........    $(21,012,188)    $    (12,499)    $  2,153,178
                                         ============     ============     ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                      INTERLEUKIN GENETICS, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

--------------------------------------------------------------------------------

                                                            1999            1998            1997
                                                         -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................    $(6,138,603)    $(9,508,275)    $(4,494,062)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization ..................        194,611         178,283          74,368
     Amortization (accretion) of investment
         premium and discount .......................         24,375        (219,082)         (7,102)
     Issuance of stock options for reduction
         of salary ..................................           --              --           445,132
     Issuance of stock options for services
         rendered ...................................        242,335          62,000            --
     Issuance of stock for services rendered ........      1,128,125            --              --
     Issuance of warrants resulting in
         additional interest expense ................           --              --           356,545
     Write down of patents ..........................        241,932         886,534            --
     Other noncash expenses .........................           --            31,272            --
     (Increase) decrease in:
         Accounts receivable, net ...................         22,084         (87,971)        (24,756)
         Inventories ................................           --            50,212         (50,212)
         Prepaid expenses ...........................         (5,134)        (84,914)        (42,512)
         Due from shareholder .......................           --              --             6,565
     Increase (decrease) in:
         Accounts payable ...........................       (143,805)       (271,414)        330,518
         Accrued expenses ...........................        (33,578)        306,177          70,595
         Accrued officer compensation ...............           --              --          (127,500)
         Deferred revenue ...........................         47,491         202,320          73,001
                                                         -----------     -----------     -----------

  Net cash used in operating activities .............     (4,420,167)     (8,454,858)     (3,389,420)
                                                         -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture and equipment ..............        (15,810)       (216,597)        (60,504)
   Increase in patents ..............................       (241,932)       (443,520)       (307,710)
   Purchase of investments ..........................     (4,024,374)           --        (6,000,611)
   Proceeds from maturity of investments ............      2,000,000       6,226,795            --
   Proceeds from (investment in) certificate
     of deposit .....................................        530,000        (530,000)           --
                                                         -----------     -----------     -----------

  Net cash provided by (used in) investing activities     (1,752,116)      5,036,678      (6,368,825)
                                                         -----------     -----------     -----------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                      INTERLEUKIN GENETICS, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

--------------------------------------------------------------------------------

                                                             1999             1998             1997
                                                         ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock ................    $    380,545     $      5,734     $ 18,219,100
  Proceeds from sale of convertible preferred stock .       5,000,000             --               --
  Payment of offering costs .........................        (293,073)            --         (2,540,078)
  Proceeds from note payable and long-term debt .....          10,688          617,813             --
  Principal payments on notes payable
   and long-term debt ...............................        (585,992)        (673,012)         (85,987)
  Borrowings on line of credit, net .................            --               --            146,277
  Principal payments on capital lease obligations ...        (103,540)        (105,143)         (31,974)
  Proceeds from promissory notes ....................            --               --          1,780,000
  Principal payments on promissory notes ............            --               --         (1,780,000)
                                                         ------------     ------------     ------------

  Net cash provided by (used in) financing activities       4,408,628         (154,608)      15,707,338
                                                         ------------     ------------     ------------

  Net increase (decrease) in cash and cash
   equivalents ......................................      (1,763,655)      (3,572,788)       5,949,093

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......       2,432,271        6,005,059           55,966
                                                         ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ............    $    668,616     $  2,432,271     $  6,005,059
                                                         ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid ....................................    $     59,189     $     94,597     $    126,149
                                                         ============     ============     ============

   Income taxes paid ................................    $       --       $      1,660     $        800
                                                         ============     ============     ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the years ended December 31, 1999, 1998 and 1997, the Company acquired furniture and equipment of $5,175, $182,042 and $149,847, respectively, under capitalized lease obligations.

During the year ended December 31, 1997, the Company converted its line of credit for $500,000 into a note payable for $500,000. In addition, in a noncash exchange, a shareholder exchanged 6,051 shares of the Company's common stock as consideration for the exercise price of 8,939 stock options, which resulted in a net issuance of 2,888 shares of common stock to this shareholder.

During the year ended December 31, 1999, the Company had other comprehensive loss of $12,499, which represents an unrealized loss on marketable securities.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                      INTERLEUKIN GENETICS, INC.
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1999, 1998 AND 1997


NOTE 1 - COMPANY BACKGROUND AND UNCERTAINTIES

      ORGANIZATION AND LINE OF BUSINESS

      In August 1999, Medical Science Systems, Inc, was renamed Interleukin Genetics, Inc. (the Company).

      The Company is currently developing genetic diagnostic tests and medical research tools. As of December 31, 1999, the Company has commercially introduced one such product and is in various stages of development for several others. Additionally, the Company provides research services under contract to pharmaceutical companies. Such research services contributed less than 10% of net revenue to the Company in 1999, 1998 and 1997.

      The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $21.0 million, including losses of approximately $6.1 million during 1999, $9.5 million during 1998 and $4.5 million during 1997. For the years ended December 31, 1999, 1998 and 1997, the Company reported negative cash flows from operating activities of approximately $4.4 million, $8.5 million and $3.4 million, respectively. As a result of these losses, available cash resources have been limited. While the Company continues to pursue sources of capital, there can be no assurance that they will be successful in these efforts.

      During 1999, the Company raised approximately $5.1 million from a preferred stock offering and shareholder stock option exercises. Additionally, in January 2000, the Company completed a common stock private placement which raised net proceeds of approximately $4.7 million. (See Notes 7 and 12.) The Company believes that their current cash resources are more than adequate to fund operations throughout the year 2000, however, absent additional equity or debt financings, they also believe that those resources will be depleted in September 2001. To address these future capital resources requirements, management of the Company is currently in discussions with several potential strategic partners regarding the up-front funding of certain of the Company's research and development programs.

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

      In July 1999, the Company entered into an agreement with Sheffield University, whereby the Company will undertake the development and commercialization of certain discoveries resulting from Sheffield University's research. The agreement is non cancelable for discoveries on which the parties have reached a specific agreement, but may be terminated with or without cause by either party upon six-months notice with respect to new discoveries on which the parties have not yet reached agreement. If Sheffield University terminated the agreement, such termination could make the discovery and commercial introduction of new products more difficult or unlikely.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

      ESTIMATES

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

      CASH AND CASH EQUIVALENTS

      For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains cash deposits at primarily one bank. Deposits at this bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 1999, uninsured portions of balances held at this financial institution totaled $522,765. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

      MARKETABLE SECURITIES

      Marketable securities are classified as available for sale and recorded at current market value. Unrealized losses on such securities are reflected as other comprehensive loss in shareholders' equity.

      FURNITURE AND EQUIPMENT

      Furniture and equipment, including equipment under capital leases, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized over the life of the lease or the life of the improvement, whichever is shorter. (See Note 4.)

      Betterments, renewals, and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in the statement of operations.

      In 1999, the Company wrote-off $25,893 of leasehold improvements related to a lease for office space. A portion of this office space was subleased in 1999.

      PATENTS

      The Company expensed $241,932 in 1999 and $886,534 in 1998 of patent costs incurred for existing products or those which may be developed in the future. Management believes it is appropriate to expense these costs after consideration of their current development strategy and available capital.

      DISTRIBUTOR FEES

      The Company has entered into multiple agreements for the distribution of genetic susceptibility tests, both domestically and internationally. Distributor fees are received based on the terms of each agreement and are recognized ratably over the applicable agreement period. Distributor fees received in advance totaled $65,000 at December 31, 1999, and are included in deferred revenue in the accompanying consolidated balance sheets.

      REVENUE RECOGNITION

      Revenue from genetic susceptibility tests is recognized when the tests have been completed and the results reported to the doctors. To the extent test kits have been purchased but not yet submitted for test results, the Company defers recognition of revenue. This amount is presented as deferred revenue in the accompanying balance sheets. Contract revenues are recognized ratably as services are provided based on a fixed contract price or on negotiated hourly rates. Provision for anticipated losses on fixed-price contracts is made in the period such losses are identified.

      RESEARCH AND DEVELOPMENT

      Research and development costs related to the development of new products are expensed as incurred.

      INCOME TAXES

      The Company files a consolidated U.S. Federal income tax return which includes all of its U.S. subsidiaries and a separate French federal income tax return for the French subsidiary. Deferred income taxes are provided when certain revenues and expenses are reported in periods which are different for financial reporting purposes than for income tax reporting purposes.

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

      NET LOSS PER SHARE

      The Company applies Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), in calculating basic and diluted loss per share. Basic loss per share is determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is determined by dividing net loss by the weighted average number of shares of common stock and potential common stock outstanding during the period. Stock options with an exercise price below fair market value for any of the periods presented are considered potential common stock.

      Various stock options granted to vendors and employees in connection with the Company's stock compensation plans were outstanding during the years ended December 31, 1999 and 1998, but were not included in the computation of diluted loss per share for such periods because the effect would have been antidilutive. Options to purchase approximately 1.7 million shares of common stock were outstanding at December 31, 1999.

NOTE 3 - ACCOUNTS RECEIVABLE

      The changes in the allowance for doubtful accounts consisted of the following:

                                                             DECEMBER 31
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------

Beginning of year ..............................       $ 20,959        $  1,000
Provision charged to expense ...................         48,000          20,000
Accounts written off, net of recoveries ........        (13,659)            (41)
                                                       --------        --------

End of year ....................................       $ 55,300        $ 20,959
                                                       ========        ========

NOTE 4 - FURNITURE AND EQUIPMENT

      Furniture and equipment useful lives and balances at December 31, 1999 and 1998, consisted of the following:


                                                        1999          1998
                                                   -------------- ------------

      Computer equipment                3 years    $      299,004 $    289,772
      Lab equipment                     5 years             6,578            -
      Furniture and fixtures            5 years            32,304       32,304
      Office equipment                  3 years            37,769       37,769
      Leasehold improvements            5 years            60,310       60,310
      Equipment under capitalized
         leases                       3 to 5 years        377,627      372,452
                                                   -------------- ------------

                                                          813,592      792,607
      Less- Accumulated depreciation
         and amortization                                 529,111      334,500
                                                   -------------- ------------
        TOTAL                                      $      284,481 $    458,107
                                                   ============== ============


NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

      In May 1998, outstanding notes payable were combined into a single-term loan which matured in June 2005. The Company had provided a $530,000 certificate of deposit as security for this note. The principal balance of $570,000 was due in monthly installments of $6,786, plus interest. In June 1999, the Company used the proceeds from the certificate of deposit to repay the remaining principal balance.


NOTE 6 - INCOME TAXES

      As of December 31, 1999, the Company had net operating loss (NOL) and research tax credit carryforwards of approximately $18,750,000 and $187,000, respectively, for federal income tax purposes, expiring in varying amounts through the year 2019. The Company's ability to use its NOL and credit carryforwards to reduce future taxes is subject to the restrictions provided by Section 382 of the Internal Revenue Code of 1986 (the "Code").

      These restrictions provide for limitations on the Company's utilization of its NOL and credit carryforwards following a greater than 50% ownership change during the prescribed testing period. As of December 31, 1999, the Company had incurred such a change. As a result, approximately $15,619,000 of the Company's NOL carryforwards are limited in utilization to approximately $825,000 annually. The annual limitation may result in the expiration of the carryforwards prior to utilization.


      As of December 31, 1999 and 1998, deferred tax assets (liabilities) consisted of the following:

                                                      1999             1998
                                                   -----------      -----------

Deferred tax assets:
  Net operating loss carryforwards ..........      $ 6,374,221      $ 4,432,995
  Research tax credit carryforwards .........          187,395          170,129
  Accrual to cash adjustments ...............          211,650          242,924
  Charitable contributions ..................             --              7,293
  Stock options .............................           90,092             --
  Depreciation ..............................           22,496             --
  Patents ...................................           60,856           83,265
                                                   -----------      -----------
      Total deferred tax assets .............        6,946,710        4,936,606

Deferred tax liabilities:
  Depreciation and amortization .............             --            (11,216)
                                                   -----------      -----------

                                                     6,946,710        4,925,390
Valuation allowance for net deferred
   tax assets ...............................        6,946,710        4,925,390
                                                   -----------      -----------

  NET DEFERRED TAX ASSETS ...................      $      --        $      --
                                                   ===========      ===========


      As there is no assurance of future income, a 100% valuation reserve has been established against the Company's deferred tax assets.

NOTE 7 - CAPITAL STOCK

      PRIVATE PLACEMENT OF PREFERRED STOCK

      Pursuant to a private placement which occurred in June 1999, the Company issued 2,200,000 shares of its Series A Preferred Stock, no par value (Series A Stock), for $5 million. In conjunction with this offering, the placement agent received 200,000 shares of Series A Stock and a warrant to purchase 1,000,000 shares of common stock at a price of $0.50 per share. This warrant expires on June 16, 2004. Each share of the Series A Stock was automatically converted into five shares of the Company's common stock at a conversion price of $0.50 per share upon the approval of the private placement by the Company's shareholders on August 20, 1999. The Company filed a Registration Statement registering the resale of the shares of the common stock underlying the Series A Stock on July 23, 1999, which was declared effective by the SEC on September 14, 1999. On the closing date of the private placement, the conversion price of the Series A Stock was less than the market price of the common stock, which resulted in a beneficial conversion of $5 million. The beneficial conversion was recorded as common stock and was accreted to preferred stock ratably from the closing date of the preferred stock to August 20, 1999.

      EMPLOYEE STOCK PURCHASE PLAN

      Effective October 14, 1998, the Company's Board of Directors approved an Employee Stock Purchase Plan for qualified employees of the Company. Under the terms of the Employee Stock Purchase Plan, an employee may purchase up to $25,000 per calendar year of the Company's stock at a price of 85% of the fair market value of the stock (as quoted on the NASDAQ national quotation system) on the date of the purchase. The purchase price is determined based upon either the first or last day of a calendar quarter. There have been 500,000 shares of the Company's stock set aside for purchases to be made under the Employee Stock Purchase Plan. During the years ended December 31, 1999 and 1998, 518 and 7,575 shares were purchased under the Employee Stock Purchase Plan at a price of approximately $1.159 and $0.757, respectively, per share.

NOTE 8 - EMPLOYEE BENEFIT PLAN

      In 1988, the Company adopted a profit sharing plan covering substantially all of its employees. Under the profit sharing plan, the Company may, at the discretion of the Board of Directors, contribute a portion of the Company's current or accumulated earnings. In September 1998, the Company amended and restated the profit sharing plan to include provisions for
      Section 401(k) of the Internal Revenue Code. Under the amended and restated plan, the Company may, at the discretion of the Board of Directors, "match" a portion of the participant contributions. Company contributions, if any, are credited to the participant's account and vest over a period of four years based on the participant's initial service date with the Company. During the years ended December 31, 1999, 1998, and 1997, no contributions were made to the amended and restated profit sharing plan or the original profit sharing plan, respectively.

NOTE 9 - STOCK OPTION PLAN

      The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has elected to remain with the accounting prescribed by APB 25. The Company has made the required disclosures prescribed by SFAS 123.

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

      Nonqualified and incentive stock options with a life of ten years are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Options granted before December 31, 1997, vest as follows: one-sixth of the options are generally available for exercise at the end of six months and the remainder of the grant is exercisable ratably over the next 30-month period provided the optionee remains in service to the Company. Options granted after January 1, 1998, vest ratably over four years after each anniversary date provided the optionee remains in service to the Company. The Company may also award share appreciation rights ("SARs") either in tandem with stock options or independently. At December 31, 1999, 1998, and 1997, no SARs have been awarded under the Plan.

      On October 14, 1998, the Company's Board of Directors voted to reduce the exercise price for all outstanding options granted under the 1996 Equity Incentive Plan to one half of the previous price per share, but not to a price below $1.85 per share. The close of the Company's common stock on the previous day was $1.25 per share.

      Had compensation cost for these options been determined consistent with SFAS 123, the Company's net loss and net loss per share (EPS) would have been changed to the following pro forma amounts at December 31:

                                                       1999               1998               1997
                                                  --------------     --------------     --------------
Net loss
  applicable to
  common stock .............       As Reported    $  (11,138,603)    $   (9,508,275)    $   (4,494,062)
                                   Pro Forma         (12,024,156)        (9,855,915)        (4,796,791)

EPS ........................       As Reported    $        (1.15)    $        (1.72)    $        (1.19)
                                   Pro Forma               (1.24)             (1.78)             (1.27)

      The fair value of each option grant is estimated on the date of grant using an option pricing model, which approximates the Black-Scholes option pricing model, for a stock that does not pay dividends with the following assumptions.

                                                 YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                            1999          1998           1997
                                          ---------     ---------     ---------

Risk free interest rate ..............    4.7%-6.2%        5.5%          6.4%
Expected life ........................     7 years       7 years       7 years
Expected volatility ..................       156%          143%           61%

      Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      A summary of the status of the Company's stock options, issued both under the Plan and outside the Plan, at December 31, 1999, 1998 and 1997, and changes during the years then ended is presented in the table and narrative below:

                                1999                           1998                           1997
                     ---------------------------    ---------------------------    ---------------------------
                                       WEIGHTED                       WEIGHTED                      WEIGHTED
                                       AVERAGE                        AVERAGE                       AVERAGE
                                       EXERCISE                       EXERCISE                      EXERCISE
                                        PRICE                          PRICE                          PRICE
                        SHARES        PER SHARE       SHARES         PER SHARE       SHARES         PER SHARE
                     -----------     -----------    -----------     -----------    -----------     -----------
Outstanding,
beginning of year      1,174,383     $      2.20        792,640     $      4.37        142,500     $      3.70
  Granted .......      1,061,781     $      2.05      1,188,783     $      2.31        659,079     $      4.46
  Exercised .....       (199,314)    $      1.98           --              --           (8,939)    $      4.74
  Canceled ......       (314,720)    $      2.15       (807,040)    $      4.37           --              --
                     -----------                    -----------                    -----------
Outstanding,
end of year .....      1,722,130     $      2.11      1,174,383     $      2.20        792,640     $      4.37
Options
exercisable, end
of year .........        889,852                        487,502                        212,543
Weighted average
fair value of
options granted .                    $      2.48                    $      1.39                    $      2.55

      The following table summarizes the information about options outstanding at December 31, 1999:

                     STOCK OPTIONS OUTSTANDING         STOCK OPTIONS EXERCISABLE
                 -----------------------------------   -------------------------
                                WEIGHTED
                                AVERAGE                   NUMBER
                               REMAINING    WEIGHTED   EXERCISABLE    WEIGHTED
                              CONTRACTUAL   AVERAGE         AT        AVERAGE
    RANGE OF        NUMBER        LIFE      EXERCISE   DECEMBER 31,   EXERCISE
EXERCISE PRICES  OUTSTANDING    (YEARS)      PRICE         1999         PRICE
---------------  -----------    -------    ---------    ----------    ---------
  $.50 - $.99       344,265       9.37        $  .58       132,568      $ .65
 $1.00 - $1.49       64,350       8.92          1.25        64,350       1.25
 $1.50 - $1.99      286,814       7.34          1.82       274,119       1.82
 $2.00 - $2.49      182,800       8.69          2.25       136,767       2.28
 $2.50 - $6.00      843,901       9.22          2.86       282,048       2.83
                 ----------                             ----------

                  1,722,130                   $ 2.11       889,852      $1.99
                 ==========                             ==========

      The Plan also provides for the award of restricted stock to eligible persons. Such awards may be at prices not less than 85% of the fair market value of the Company's common stock as determined by the Board of Directors. In addition, stock bonuses may be awarded to certain employees or officers of the Company at the discretion of the Board of Directors. As of December 31, 1999, the Company has not awarded any restricted stock or stock bonuses.

      In May 1997, the Company offered to its employees the opportunity to receive stock options to acquire shares of the Company's common stock at $5.00 to $5.50 per share in an exchange for a reduction in salary. Certain employees elected to reduce their salaries up to 100% for the period from May 1997 to October 1997 in exchange for 600 stock options for each $1,000 of salary reduction. As a result, the Company issued 267,079 stock options in exchange for salary reductions of $445,132. The Company recorded an expense relating to the issuance of these stock options in the amount of $74,189 per month for each of the six months from May 1997 to October 1997.


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


NOTE 10 - COMMITMENTS AND CONTINGENCIES

      The Company leases its office space under non cancelable operating leases expiring through May 2003. In June 1998, the Company consolidated its corporate offices into its San Antonio Research and Development facility. As a result of this move, the Company subleased its leased space in Newport Beach, CA. The sublease expires on the same date of the Company's lease in April 2001. The sublease income is aggregated with the net rent expense and included in other income and expense in the Consolidated Statements of Operations.

      The Company also leases certain office furniture and equipment under capitalized lease obligations. Future minimum rental commitments, net of sublease income, under lease agreements with initial or remaining terms of one year or more at December 31, 1999, are as follows:

            YEAR ENDING                                OPERATING     CAPITAL
            DECEMBER 31                                  LEASES       LEASES
            -----------                               -----------   ----------
               2000                                   $    80,132   $   93,216
               2001                                        76,151       63,961
               2002                                        83,995       38,673
               2003                                        35,003       11,174
                                                      -----------   ----------
                                                      $   275,281      207,024
                                                      ===========
            Less- Amount representing interest                          43,901
                                                                    ----------
                                                                       163,123
            Less- Current portion                                       63,877
                                                                    ----------

                  Long-term portion                                 $   99,246
                                                                    ==========

      Included in furniture and equipment is capitalized leased equipment of $377,627 with accumulated depreciation of $225,137 at December 31, 1999.

      Rent expense, net of sublease income, was $199,346, $220,587 and $102,815 for the years ended December 31, 1999, 1998 and 1997, respectively.

      EMPLOYMENT AGREEMENTS

      The Company entered into employment agreements with certain key employees of the Company which range from one to five years.

      SHEFFIELD UNIVERSITY MASTER AGREEMENT

      The Company has entered into an arrangement with Sheffield University (the Agreement) whereby the Company will undertake the development and commercialization of certain discoveries resulting from Sheffield University's research. The Agreement with Sheffield University (the University) is a five-year agreement with an automatic yearly renewal. In accordance with the Agreement, the Company issued 275,000 shares of common stock to the University for past research services, the value of which was expensed in the third quarter of 1999. Additionally, each year beginning July 1, 2000, the University will receive 25,000 stock options at the then current market price, plus 10,000 options for each new patent application filed in the previous 12 months. These options will be fully vested upon the grant date and have a five-year exercise period. The Company signed another agreement with the University for research and development services which automatically renews in one-year increments. Both agreements can be canceled if the key collaborator leaves the University.

      In September 1999, a five-year Consulting Agreement was entered into with the University's key collaborator. In accordance with the Consulting Agreement, the key collaborator received 200,000 shares of common stock for past research services, the value of which was expensed in the third quarter. The key collaborator will also receive 1% of the first $4 million of net sales under the PST Technology and 2% for sales above $4 million. Payments are required 45 days after each quarter end. Beginning July 1, 2000, in consideration for future services, the key collaborator will receive 25,000 stock options at the then current market price. These options have a five-year exercise period from the date of grant.

NOTE 11 - SEGMENT INFORMATION

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

      The following table presents information about the Company by geographic area:

                                        FOR THE YEARS ENDED DECEMBER 31
                                -----------------------------------------------
                                   1999              1998              1997
                                -----------       -----------       -----------

Total Revenues:
   United States .........      $   281,239       $   319,145       $   171,358
   France ................           38,846            23,730             1,370
   Other foreign .........          157,412            70,067            23,200
                                -----------       -----------       -----------

           Total .........      $   477,497       $   412,942       $   195,928
                                ===========       ===========       ===========

Operating Income:
   United States .........      $(3,650,968)      $(7,576,319)      $(3,552,646)
   France ................         (504,288)         (563,337)          (28,403)
   Other foreign .........       (2,043,484)       (1,663,350)         (480,990)
                                -----------       -----------       -----------

           Total .........      $(6,198,740)      $(9,803,006)      $(4,062,039)
                                ===========       ===========       ===========

                                                        AS OF DECEMBER 31
                                                  ------------------------------
                                                     1999                1998
                                                  ----------          ----------

Assets:
   United States .......................          $3,176,159          $3,672,890
   France ..............................                --                  --
   Other foreign .......................                --                  --
                                                  ----------          ----------

               Total ...................          $3,176,159          $3,672,890
                                                  ==========          ==========

      CONCENTRATIONS OF RISK

      The Company sells products and provides contract services for customers primarily in the United States and France and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

      During the year ended December 31, 1999, no one customer accounted for more than 10% of total revenues. During the year ended December 31, 1999, the Company obtained lab services for its genetic susceptibility tests from two companies whose services comprised approximately 30% and 12% of cost of sales, respectively.

NOTE 12 - SUBSEQUENT EVENTS

      In January 2000, the Company sold 832,667 shares of common stock in a private placement. The Company received net proceeds of approximately $4.7 million from this private placement.