Form 10-Q
period 2000-03-31
INTERLEUKIN GENETICS INC
filed 2000-05-15
CIK 1037649

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2000

                        Commission File Number: 333-37441

                           INTERLEUKIN GENETICS, INC.
                         (Name of Issuer in its Charter)

             TEXAS                                     94-3123681
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification No.)

                          100 N.E. LOOP 410, SUITE 820
                              SAN ANTONIO, TX 78216
               (Address of principal executive offices) (Zip Code)

                    Issuer's Telephone Number: (210) 349-6400

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

    Title of Each Class                 Outstanding at April 30, 2000
    -------------------                 -----------------------------
Common stock, no par value                        18,268,716

================================================================================
                           INTERLEUKIN GENETICS, INC.

                                    Form 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Balance Sheets at
                 March 31, 2000 (Unaudited) and December 31, 1999...................1

                 Condensed Consolidated Statements of Operations (Unaudited)
                 for the three months ended March 31, 2000 and March 31, 1999.......2

                 Condensed Consolidated Statements of Cash Flows (Unaudited) for
                 the three months ended March 31, 2000 and March 31, 1999...........3

                 Notes to Condensed Consolidated (Unaudited) Financial Statements...4

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..............................................6

         Item 3. Quantitative and Qualitative Disclosure about Market Risk.........11

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings.................................................12

         Item 2. Changes in Securities and Use of Proceeds.........................12

         Item 3. Default Upon Senior Securities....................................12

         Item 4. Submission of Matters to a Vote of Security Holders...............12

         Item 5. Other Information.................................................12

         Item 6. Exhibits and Reports on Form 8-K..................................12

                                     PART I
                              FINANCIAL INFORMATION

                           INTERLEUKIN GENETICS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         March 31, 2000      December 31, 1999
                                                         --------------      -----------------
                                                           (Unaudited)
                         ASSETS
Cash and cash equivalents                                 $  4,605,710         $    668,616
Marketable securities                                        1,987,500            1,987,500
Accounts receivable, net of allowance for doubtful
accounts of $54,225 at March 31, 2000 and $55,300
at December 31, 1999                                            86,563              103,002
Prepaid expenses                                               121,072              132,560
                                                          ------------         ------------
Total current assets                                         6,800,845            2,891,678

Furniture and equipment, net                                   241,442              284,481
                                                          ------------         ------------

TOTAL ASSETS                                              $  7,042,287         $  3,176,159
                                                          ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                          $    106,827         $    134,968
Notes payable                                                      -0-                1,797
Accrued expenses                                               401,868              400,281
Deferred revenue                                               318,674              322,812
Current portion of capitalized lease obligations                61,714               63,877
                                                          ------------         ------------
Total current liabilities                                      889,083              923,735

Capitalized lease obligations, net                              81,525               99,246
                                                          ------------         ------------
Total liabilities                                              970,608            1,022,981
Preferred Stock, no par value
     5,000,000 shares authorized
     none issued and outstanding                                   -0-                  -0-
Common stock, no par value
     50,000,000 shares authorized and outstanding;
     18,307,245 shares at March 31, 2000 and
     17,223,302 shares at December 31, 1999                 28,342,402           23,177,865

Accumulated deficit                                        (22,258,224)         (21,012,188)

Other comprehensive income                                     (12,499)             (12,499)
                                                          ------------         ------------
Total shareholders' equity                                   6,071,679            2,153,178
                                                          ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  7,042,287         $  3,176,159
                                                          ============         ============



See accompanying notes to condensed consolidated financial statements.

                           INTERLEUKIN GENETICS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended
                                               March 31, 2000     March 31, 1999
                                               --------------     --------------
                                                 (Unaudited)        (Unaudited)
Sales                                           $     85,830       $     92,738
Cost of sales                                         64,068             32,911
                                                ------------       ------------
Gross profit                                          21,762             59,827
Expenses:
    Research & development                           558,496            555,125
    Selling, general & administrative                742,907            709,152
                                                ------------       ------------
Total expenses                                     1,301,403          1,264,277
                                                ------------       ------------
Loss from operations                              (1,279,641)        (1,204,450)

Other income (expense):
    Interest income                                   40,336             17,592
    Interest expense                                  (7,359)           (22,582)
    Other income                                         628              4,315
                                                ------------       ------------
Total other income (expense)                          33,605               (675)
                                                ------------       ------------
Loss before provision for income taxes            (1,246,036)        (1,205,125)

Provision for income taxes                                 0                  0
                                                ------------       ------------
NET LOSS                                        $ (1,246,036)      $ (1,205,125)
                                                ============       ============
Basic and diluted loss per share                $      (0.07)      $      (0.22)
                                                ============       ============
Weighted average common shares outstanding        17,889,045          5,548,583
                                                ============       ============


See accompanying notes to condensed consolidated financial statements.

                           INTERLEUKIN GENETICS, INC.
                                AND SUBSIDIARIES
                        CONDENSED STATEMENT OF CASH FLOWS

                                                                   Three Months Ended
                                                             March 31, 2000    March 31, 1999
                                                             --------------    --------------
                                                               (unaudited)       (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                      $(1,246,036)      $(1,205,125)
Adjustments to reconcile net loss to net cash used in
operating activities:
         Depreciation and amortization                             43,039            50,586
         Issuance of stock options for services rendered          241,566               -0-
(Increase) decrease in:
         Accounts receivable                                       16,439            11,301
         Prepaid expenses                                          11,488           (17,859)
Increase (decrease) in:
         Accounts payable                                         (28,141)          (46,206)
         Accrued expenses                                           1,587            16,691
         Notes payable                                             (1,797)          (21,702)
         Deferred income                                           (4,138)             (882)
                                                              -----------       -----------

Net cash used in operating activities                            (965,993)       (1,213,196)
                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment                                  -0-            (5,175)
                                                              -----------       -----------

Net cash provided by investing activities                             -0-            (5,175)
                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                              4,922,971            10,463
Principal payments of long-term debt                                  -0-           (20,358)
Principal payments of capitalized lease obligations               (19,884)          (20,218)
                                                              -----------       -----------

Net cash provided by financing activities                       4,903,087           (30,113)
                                                              -----------       -----------

Net increase (decrease) in cash and equivalents                 3,937,094        (1,248,484)
Cash and equivalents, beginning of period                         668,616         2,432,271
                                                              -----------       -----------

CASH AND EQUIVALENTS, END OF PERIOD                           $ 4,605,710       $ 1,183,787
                                                              ===========       ===========

Interest paid                                                 $     7,359       $    22,582
Income taxes paid                                             $       -0-       $       -0-


See accompanying notes to condensed consolidated financial statements.

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by Interleukin Genetics, Inc., the Company, in accordance with generally accepted accounting standards for interim financial reporting and with Securities Exchange Commission rules and regulations for form 10-Q. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The interim financial data are unaudited; however, in the opinion of the management of Interleukin Genetics, Inc. and subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to make the interim financial information not misleading. All significant intercompany transactions and accounts have been eliminated in consolidation. Results for interim periods are not necessarily indicative of those to be expected for the full year.

The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $22.3 million, including losses of approximately $1.2 milling during the three months ended March 31, 2000. For the three months ended March 31, 2000, the Company reported negative cash flows from operating activities of approximately $1.0 million.

During the three months ended March 31, 2000, the Company raised approximately $4.9 million from a common stock private placement and shareholder stock option exercises. During 1999, the Company raised approximately $5.1 million from a preferred stock offering and shareholder stock option exercises. The Company believes that their current cash resources are more than adequate to fund operations throughout the year 2000, however, absent additional equity or debt financings, it also believes that those resources will be depleted in September 2001. To address these future capital resources requirements, management of the Company is currently in discussions with several potential strategic partners regarding the up-front funding of certain of the Company's research and development programs. While the Company continues to pursue sources of capital and strategic partnerships, there can be no assurance that they will be successful in these efforts.

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

NOTE 2 - EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), "Earnings per Share," outlines methods for computing and presenting earnings per share. SFAS 128 requires a calculation of basic and diluted earnings per shares for all periods presented. As the Company had losses for the three months ended March 31, 2000 and 1999, options and warrants have been excluded from the calculation of the dilutive weighted average shares outstanding as they are antidilutive in loss periods.

NOTE 3 - EQUITY

Pursuant to a private placement which occurred in January 2000, the Company issued 832,667 shares of its Common Stock, no par value, for $5 million. After payment of offering costs, net proceeds to the Company amounted to $4.7 million.

NOTE 4 - SEGMENT INFORMATION

The Company has adopted SFAS No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments in annual and interim financial statements, requiring that public business enterprises report financial and descriptive information about its reportable segments based on a management approach. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. In applying the requirements of this statement, each of the Company's geographic areas described below were determined to be an operating segment as defined by the statement, but have been aggregated as allowed by the statement for reporting purposes. As a result, the Company continues to have one reportable segment, which is the development of genetic susceptibility tests and therapeutic targets for common diseases.

The following table presents information about the Company by geographic area.

                           For the Three Months Ended March 31,
                                2000              1999
                             -----------      -----------
                             (Unaudited)      (Unaudited)
         Total Revenues:
United States                $    74,602      $    74,335
France                             4,983           10,784
Other foreign                      6,245            7,619
                             -----------      -----------
Total                        $    85,830      $    92,738
                             ===========      ===========

         Operating Loss:
United States                $(1,113,288)     $  (963,560)
France                           (76,778)        (144,534)
Other foreign                    (89,575)         (96,356)
                             -----------      -----------
Total                        $(1,279,641)     $(1,204,450)
                             ===========      ===========

                                    As of March 31,
                                 2000             1999
                             -----------      -----------
                             (Unaudited)      (Unaudited)
         Assets:
United States                $ 7,042,287      $ 2,385,553
France                               -0-              -0-
Other foreign                        -0-              -0-
                             -----------      -----------
Total                        $ 7,042,287      $ 2,385,553
                             ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Form 10-Q are "forward-looking statements" within the meaning of the Section 27A of the Securities Act and Section 21E of the Exchange Act. Specifically, all statements other than statements of historical fact included in this Form 10-Q regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, risks inherent to developing genetic tests once genes have been discovered, the Company's limited sales and marketing experience, risk of market acceptance of the Company's products, risk of technology and products obsolescence, delays in development of products, reliance on partners, risks related to third-party reimbursement, risks regarding government regulation, competitive risks and those risks and uncertainties described in the Company's Registration Statement on Form S-3 filed July 23, 1999 (File No. 333-83631), as amended on July 25, 1999, and in other filings made by the Company with the Securities and Exchange Commission (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

The following comments should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

GENERAL OVERVIEW

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

Pursuant to a private placement which occurred in January 2000, the Company issued 832,667 shares of its Common Stock, no par value, for $5 million. After payment of offering costs, net proceeds to the Company amounted to $4.7 million. Additionally, the Company is in discussions with a number of potential strategic partners and, if such discussions are successfully completed, the Company believes this will result in the up-front funding of some of its programs. There can be no assurance that any of these discussions will be completed, or if such discussions are completed, that there will be up-front funding of the Company's programs.

The Company has followed a strategy of working with strategic partners at the fundamental discovery stage. This strategy has given the Company access to discoveries while reducing up-front research expenses. Since 1994, the Company has had a strategic alliance with the Department of Molecular and Genetic Medicine at Sheffield University in the United Kingdom (Sheffield). Under this alliance, Sheffield has provided to the Company the fundamental discovery and genetic analysis from Sheffield's research laboratories, and the Company has focused on product development, including clinical trials, and the commercialization of these discoveries.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 1999

Gross revenue for the three months ended March 31, 2000 was $85,830 compared to $92,738 for the same period ended March 31, 1999, a decrease of 7%. In the three months ended March 31, 2000, the Company conducted 448 PST tests compared to 510 tests in the same period in 1999. Cost of sales was $64,068 for the three months ended March 31, 2000 compared to $32,911 for 1999. Gross profit margin was 25% in the three months ended March 31, 2000 compared to 65% for the year earlier period. This decrease in gross profit margin reflected fees paid to distributors in the quarter ending March 31, 2000. The Company entered into distributor agreements in the U.S. and Europe during the second quarter of 1999, and there were no fees paid to distributors in the first quarter of 1999.

For the three months ended March 31, 2000, the Company had research and development expenses of $558,496 as compared to $555,125 for the first quarter of 1999. The year-earlier expense included $178,072 for conducting several large clinical trials, compared to $32,361 in expense for clinical trials in the first quarter of 2000. Offsetting the decreased cost of clinical trials was a non-cash charge of $221,886 in the quarter ended March 31, 2000 for the cost of stock issued for services rendered. There was no charge in the quarter ended March 31, 1999 for stock issued.

Selling, general and administrative expenses were $742,907 in the first quarter of 2000 compared to $709,152 in the first quarter of 1999, an increase of 4.8%.

Interest income in the first quarter of 2000 was $40,336 compared to $17,592 in the first quarter of 1999. This increase reflects higher balances of cash in the first quarter of 2000 compared to the year earlier period. Interest expense of $7,359 was incurred during the period ended March 31, 2000, compared to $22,582 in the same period in 1999.

Net loss increased to 1,246,036 for the first quarter of 2000 compared to a net loss of $1,205,125 for the third quarter of 1999, an increase of $40,911, due to the reasons set forth above.

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

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to a $5 million private placement in January 2000, the Company issued 832,667 shares of Common Stock, no par value, which generated net proceeds of approximately $4.7 million. Additionally, shareholder stock option exercises generated approximately $0.2 million during the first quarter of 2000. During 1999, the Company raised approximately $5.1 million from preferred stock offering and shareholder stock option exercises.

Since its inception, the Company has incurred cumulative net losses of approximately $22.3 million, including losses of approximately $1.2 milling during the three months ended March 31, 2000. Net cash used in operating activities was $985,673 during the three months ended March 31, 2000 and $1,213,196 during the same period of the prior fiscal year. As of March 31, 2000, the Company had cash and cash equivalents and marketable securities of $6,593,210.

The Company currently does not have any commitments for material capital expenditures. The Company's obligation at March 31, 2000 for capitalized lease obligations totaled $143,239, of which $81,525 is classified as long-term and $61,714 is classified as current.

The Company anticipates that its existing cash and cash equivalents, together with anticipated interest income and revenue, will be sufficient to conduct its operations as planned until September 30, 2001. However, the Company's future capital requirements are anticipated to be substantial, and the Company does not have commitments for additional capital at this time. Such capital requirements are expected to arise from the commercial launch of additional genetic tests, continued marketing and sales efforts for PST, continued research and development efforts, the protection of the Company's intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO RAISE ANY ADDITIONAL NECESSARY CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED, THE COMPANY WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS. SEE Note 1 of the Financial Statements included herein.

The Company's Common Stock is currently listed on the NASDAQ SmallCap Market and the Boston Stock Exchange. If the Company fails to maintain the qualification for its Common Stock to trade on the NASDAQ SmallCap Market or the Boston Stock Exchange, its Common Stock could be subject to delisting. During 1999, the Company received several notices from The Nasdaq Stock Market,Inc. ("NASDAQ") stating that the Company was not in compliance with certain of the continued listing requirements of the NASDAQ SmallCap Market and questioning whether the Company had violated certain shareholder approval provisions of NASDAQ's Marketplace Rules in connection with the Company's private placement in June 1999. The Company believes that it currently complies with the continued listing requirements of the NASDAQ SmallCap Market and that it did not violate the shareholder approval provisions of NASDAQ's Marketplace Rules. However, there can be no assurance that the Company has addressed these matters in a manner satisfactory to NASDAQ, or that the Company will maintain the qualifications for continued listing on the NASDAQ SmallCap Market.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company maintains an investment portfolio consisting of securities of U.S. Treasury Notes. The securities held in the Company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of these securities. After a review of the Company's marketable securities as of March 31, 2000, the Company has determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of the Company's marketable investment securities would be insignificant to the financial statements as a whole.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to, nor is its property the subject of, any pending legal proceeding.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) Not applicable

     (b) Not applicable

     (c) On January 28, 2000, the Company completed a private placement (the "Private Placement") whereby the Company sold 832,667 shares of Common Stock, no par value ("Common Stock"), at a per share purchase price of $6.00 for a total offering price of $5,000,000. The shares of Common Stock (the "Shares") issued pursuant to the Private Placement were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemptions of such registration provided under Regulation D ("Regulation D") of the rules and regulations promulgated under the Securities Act by the Securities and Exchange Commission and Section 4(2) of the Securities Act. The Company relied on certain representations and warranties of the Private Placement investors, including, among other things, each of such investors' ability to evaluate the merits and risks of an investment in the Shares, each of such investors' status as an "accredited investor" (as that term is defined in Rule 501(a) of Regulation D) and that the Shares were acquired solely for each of such investors' own account for investment and not with a view to distribution.

     (d) Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     27  Financial Data Schedule (filed herewith)

     (b) Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           INTERLEUKIN GENETICS, INC.

Date: May 15, 2000                      By: /s/ PHILIP R. REILLY
                                            -----------------------------------
                                                Philip R. Reilly
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (Principle Executive Officer)


                                        By: /s/ U. SPENCER ALLEN
                                            -----------------------------------
                                                U. Spencer Allen
                                                Chief Financial Officer,
                                                Secretary & Treasurer
                                                (Principle Financial and
                                                Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                DESCRIPTION
-------               -----------
27       Financial Data Schedule (filed herewith)