Form 10-Q
period 2000-06-30
INTERLEUKIN GENETICS INC
filed 2000-08-14
CIK 1037649

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

                 For the quarterly period ended: JUNE 30, 2000

                       Commission File Number: 333-37441

                           INTERLEUKIN GENETICS, INC.
                        (Name of Issuer in its Charter)

                DELAWARE                                    94-3123681
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                          135 BEAVER STREET, 2ND FLOOR
                               WALTHAM, MA 02452
               (Address of principal executive offices)(Zip Code)

                   Issuer's Telephone Number: (781) 398-0700





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

The number of shares outstanding of the issuer's common stock as of July 31, 2000 is 18,356,439.

================================================================================


                          INTERLEUKIN GENETICS, INC.
                                   FORM 10-Q
                                     INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.      Condensed Consolidated Balance Sheets at
                      June 30, 2000 (Unaudited) and December 31, 1999..........................................1

                      Condensed Consolidated Statements of Operations (Unaudited)
                      for the three and six months ended June 30, 2000 and June 30, 1999.......................2

                      Condensed Consolidated Statements of Cash Flows (Unaudited) for
                      the six months ended June 30, 2000 and June 30, 1999.....................................3

                      Notes to Condensed Consolidated (Unaudited) Financial Statements.........................4

         Item 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations....................................................................6

         Item 3.      Quantitative and Qualitative Disclosure about Market Risk...............................12


PART II. OTHER INFORMATION

         Item 4.      Submission of Matters to a Vote of Security Holders.....................................13

         Item 5.      Other Information.......................................................................13

         Item 6.      Exhibits and Reports on Form 8-K........................................................14

                                     PART I
                             FINANCIAL INFORMATION

                           INTERLEUKIN GENETICS, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               June 30, 2000        December 31, 1999
                                                                              ----------------      -----------------
                  ASSETS                                                         (unaudited)
Cash and cash equivalents                                                     $        586,965      $        668,616
Marketable securities                                                                4,930,800             1,987,500
Accounts receivable, net of allowance for doubtful accounts
of $47,804 at June 30, 2000 and $55,300 at December 31, 1999                           118,202               103,002
Prepaid expenses                                                                       177,693               132,560
                                                                              ----------------      ----------------
Total current assets                                                                 5,813,660             2,891,678

Furniture and equipment, net                                                           200,824               284,481
                                                                              ----------------      ----------------

TOTAL ASSETS                                                                  $      6,014,484      $      3,176,159
                                                                              ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                              $        125,752      $        134,968
Notes payable                                                                              -0-                 1,797
Accrued expenses                                                                       748,971               400,281
Deferred revenue                                                                       256,108               322,812
Current portion of capitalized lease obligations                                        58,953                63,877
                                                                              ----------------      ----------------
Total current liabilities                                                            1,189,784               923,735

Capitalized lease obligations, net                                                      66,250                99,246
                                                                              ----------------      ----------------
Total liabilities                                                                    1,256,034             1,022,981

Preferred Stock, no par value
     5,000,000 shares authorized
     none issued and outstanding                                                           -0-                   -0-
Common stock, no par value
     50,000,000 shares authorized; 18,334,016 shares at
     June 30, 2000 and 17,223,302 shares at December 31,
     1999 outstanding                                                               28,302,588            23,177,865

Accumulated deficit                                                                (23,547,860)          (21,012,188)

Other comprehensive income                                                               3,722               (12,499)
                                                                              ----------------      ----------------
Total shareholders' equity                                                           4,758,450             2,153,178
                                                                              ----------------      ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $      6,014,484      $      3,176,159
                                                                              ================      ================




See accompanying notes to condensed consolidated financial statements.

                           INTERLEUKIN GENETICS, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                      Three Months Ended                      Six Months Ended
                                               June 30, 2000      June 30, 1999      June 30, 2000      June 30, 1999
                                               -------------      -------------      -------------      -------------
Sales                                          $      82,119      $     129,335      $     167,950      $     222,073
Cost of sales                                         56,357             43,206            120,425             76,117
                                               -------------      -------------      -------------      -------------
Gross profit                                          25,762             86,129             47,525            145,956

Expenses:
   Research & development                            357,570            545,819            916,066          1,100,944
   Selling, general & administrative               1,051,729            693,418          1,794,636          1,402,571
                                               -------------      -------------      -------------      -------------

Total expenses                                     1,409,299          1,239,237          2,710,702          2,503,515
                                               -------------      -------------      -------------      -------------

Loss from operations                              (1,383,537)        (1,153,108)        (2,633,177)        (2,357,559)

Other income (expense):
   Interest income                                   101,227             26,744            141,563             44,336
   Interest expense                                   (6,346)           (17,966)           (13,705)           (40,547)
   Other income                                         (981)             2,642               (353)             6,957
                                               -------------      -------------      -------------      -------------

Total other income (expense)                          93,900             11,420            127,505             10,746
                                               -------------      -------------      -------------      -------------

NET LOSS                                       $  (1,289,637)     $  (1,141,688)     $  (2,535,672)     $  (2,346,813)
                                               =============      =============      =============      =============

Reconciliation of net loss to net
loss applicable to common stock:

    Net Loss                                   $  (1,289,637)     $  (1,141,688)     $  (2,535,672)     $  (2,346,813)

    Amortization of the value of the
    beneficial conversion feature of
    the preferred stock                                  -0-         (1,234,854)               -0-         (1,234,854)
                                               -------------      -------------      -------------      -------------

Net loss applicable to common stock
                                               $  (1,289,637)     $  (2,376,542)     $  (2,535,672)     $  (3,581,667)
                                               =============      =============      =============      =============

Basic and diluted loss per share               $       (0.07)     $       (0.43)     $       (0.14)     $       (0.64)
                                               =============      =============      =============      =============

Weighted average common
shares outstanding                                18,321,651          5,558,668         18,105,348          5,553,569
                                               =============      =============      =============      =============

See accompanying notes to condensed consolidated financial statements.

                           INTERLEUKIN GENETICS, INC.
                                AND SUBSIDIARIES
                       CONDENSED STATEMENT OF CASH FLOWS


                                                                     Six Months Ended
                                                             June 30, 2000      June 30, 1999
                                                             -------------      -------------
                                                               (unaudited)       (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                     $  (2,535,672)     $  (2,346,813)
Adjustments to reconcile net loss to net cash used in
operating activities:
         Depreciation and amortization                              83,657             99,562
         Issuance of stock options for services rendered           156,114                -0-
(Increase) decrease in:
         Accounts receivable                                       (15,200)            40,111
         Prepaid expenses                                          (45,133)            46,073
Increase (decrease) in:
         Accounts payable                                           (9,216)          (134,903)
         Accrued expenses                                          348,690              4,967
         Notes payable                                              (1,797)               -0-
         Deferred revenue                                          (66,704)            95,288
                                                             -------------      -------------

Net cash used in operating activities                           (2,085,261)        (2,195,715)
                                                             -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities                              (3,930,907)               -0-
Proceeds from maturity of investments                            1,003,828                -0-
Purchases of furniture and equipment                                   -0-             (5,175)

Decreases (Increases) in other assets                                  -0-            530,000
                                                             -------------      -------------

Net cash provided by (used in) investing activities             (2,927,079)           524,825
                                                             -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                               4,968,609             10,613
Sale of preferred stock                                                -0-          5,000,000
Offering costs of preferred stock issuance                             -0-           (251,580)
Principal payments of notes payable                                    -0-            (30,976)
Principal payments of long-term debt                                   -0-           (529,288)
Principal payments of capitalized lease obligations                (37,920)           (47,272)
                                                             -------------      -------------

Net cash provided by financing activities                        4,930,689          4,151,497
                                                             -------------      -------------

Net increase (decrease) in cash and equivalents                    (81,651)         2,480,607
Cash and equivalents, beginning of period                          668,616          2,432,271
                                                             -------------      -------------

CASH AND EQUIVALENTS, END OF PERIOD                          $     586,965      $   4,912,878
                                                             =============      =============

Interest paid                                                $      13,705      $      40,547

NON-CASH ITEMS
Stock issued to placement agent                                        -0-      $     500,000
Common stock warrants issued to placement agent                        -0-      $   3,080,000


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

The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, the Company has incurred cumulative net losses of approximately $23.5 million, including losses of approximately $1.3 million during the second quarter of 2000 and $2.5 million during the six months ended June 30, 2000. For the six months ended June 30, 2000, the Company reported negative cash flows from operating activities of approximately $2.1 million.

During the six months ended June 30, 2000, the Company raised approximately $5.0 million from a common stock private placement and shareholder stock option exercises. During 1999, the Company raised approximately $5.1 million from a preferred stock offering and shareholder stock option exercises. The Company believes that their current cash resources are more than adequate to fund operations throughout the year 2000, however, absent additional equity or debt financings, it also believes that those resources will be depleted in September 2001. To address these future capital resources requirements, management of the Company is currently in discussions with several potential strategic partners regarding the up-front funding of certain of the Company's research and development programs. While the Company continues to pursue sources of capital and strategic partnerships, there can be no assurance that they will be successful in these efforts.

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

NOTE 2 - EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), "Earnings per Share," outlines methods for computing and presenting earnings per share. SFAS 128 requires a calculation of basic and diluted earnings per shares for all periods presented. As the Company had losses for the three and six months ended June 30, 2000 and 1999, options and warrants have been excluded from the calculation of the dilutive weighted average shares outstanding as they are antidilutive in loss periods.

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

NOTE 5 - TERMINATION OF DUMEX AGREEMENT

In April 1999, the Company entered into an Exclusive Independent Representative and Derivation Agreement (the Representative Agreement) with Dumex-Alpharama A/S (Dumex), in which Dumex agreed to act as an independent representative of the Company for the marketing and promotion of the PST test in certain European countries. In connection with the Representative Agreement, Dumex paid the Company $150,000 in consideration for the territory rights granted therein. The Company had recorded $85,000 of such amount as revenue through June 30, 2000. In June 2000, the Company and Dumex entered into a termination and settlement agreement (the Termination Agreement) related to the Representative Agreement. Under the terms of the Termination Agreement, Dumex is required to pay the Company all amounts collected for PST tests and sample collection materials and provide the Company a list of the names and addresses of all customers to whom Dumex obtained orders or sold PST tests or sample collection materials. Under the terms of the Termination Agreement, the Company is required to pay Dumex $159,000 and reimburse Dumex for all PST Sample Collection Kits that Dumex has in stock at 50% of the original price paid. The Company recorded a $98,000 charge to selling, general and administrative expense in the quarter ended June 30, 2000.

The following table presents information about the Company by geographic area.


                             For the Six Months Ended June 30,
                                  2000                1999
                             -------------      -------------
                               (unaudited)        (unaudited)

         Total Revenues:
United States                $     141,187      $     169,427
France                              15,912             20,910
Other foreign                       10,851             31,736
                             -------------      -------------
Total                        $     167,950      $     222,073
                             =============      =============

         Operating Loss:
United States                $  (2,238,797)     $  (1,791,745)
France                            (252,316)          (212,180)
Other foreign                     (172,064)          (353,634)
                             -------------      -------------
Total                        $  (2,663,177)     $  (2,357,559)
                             =============      =============


                               As of June 30,
                          2000                1999
                     ----------------     ----------------
                       (unaudited)          (unaudited)
         Assets:
United States        $      6,014,484     $      5,442,925
France                            -0-                  -0-
Other foreign                     -0-                  -0-
                     ----------------     ----------------
Total                $      6,014,484     $      5,442,925
                     ================     ================


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

GENERAL OVERVIEW

Interleukin Genetics, Inc., a Delaware corporation ("ILGN" or the "Company"), develops and commercializes genetic diagnostic tests and medical research tools. The Company's efforts are focused on genetic factors that affect the rate of progression of clinical disease through their influence on common host systems. The Company's first genetic test, PST(R), a test predictive of risk for periodontal disease, is currently marketed in the United States, Europe and Israel. Products under development include tests predictive of risk for osteoporosis, coronary artery disease, diabetic retinopathy, asthma, pulmonary fibrosis, and meningitis/sepsis.

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

In June 2000, the Company terminated its arrangement with Dumex under which Dumex had agreed to market and sell PST in nine European countries. The Company is currently in discussions to enter into a similar marketing arrangement for PST with another European distributor of oral health care products. However, there can be no assurance that the Company will be able to reach a marketing arrangement for PST in Europe.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE 30,
1999

Gross revenue for the three months ended June 30, 2000 was $82,119 compared to $129,335 for the three months ended June 30, 1999, a decrease of 37%. In June 1999, the Company received an up-front payment of $150,000 from Dumex-Alpharma A/S for the rights to distribute the Company's genetic susceptibility test for periodontal disease, PST(R), in nine European countries. The Company recognized $50,000 of this payment as revenue during the three months ended June 30, 1999 to offset direct expenses associated with the agreement. There has been no revenue recognized from this source during 2000. In the three months ended June 30, 2000, the Company conducted 588 PST tests compared to 586 tests in the same period in 1999. Cost of sales was $56,357 for the three months ended June 30, 2000 compared to $43,206 for 1999. Gross profit margin was 31% in the three months ended June 30, 2000 compared to 67% for the year earlier period. The decrease in gross profit is primarily caused by the decreased distribution fees discussed above and increased lab charges.

For the three months ended June 30, 2000, the Company had research and development expenses of $357,570 as compared to $545,819 for the second quarter of

1999. During the second quarter of 2000, the Company incurred $79,454 in expense for clinical trials as compared to $146,391 in 1999. Also, research and development expense was reduced by a non-cash credit of $105,132 in the quarter ended June 30, 2000 for stock issued for services rendered. The Company has issued options to purchase common stock to Sheffield as a component of its research and development agreements. The Company follows variable plan accounting for such options and has recorded a credit in the quarter ended
June 30, 2000 for the decrease in the value of the options.

Selling, general and administrative expenses were $1,051,729 in the second quarter of 2000 compared to $693,418 in the second quarter of 1999, an increase of 52%. Effective June 23, 2000, the Company terminated its relationship with Dumex. The Company accrued expenses of $98,200 associated with this termination in the period. The remainder of the increase is primarily due to the non-recurring costs of relocating the corporate offices and personnel to Waltham.

Interest income in the second quarter of 2000 was $101,227 compared to $26,744 in the second quarter of 1999. This increase reflects higher balances of cash in the second quarter of 2000 compared to the year earlier period. Interest expense of $6,346 was incurred during the quarter ended June 30, 2000, compared to $17,966 in the same period in 1999.

Net loss increased to $1,289,637 for the second quarter of 2000 compared to a net loss of $1,141,688 for the second quarter of 1999, an increase of $147,949, due to the reasons set forth above.

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

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30,
1999

Gross revenue for the six months ended June 30, 2000 was $167,950 compared to $222,073 for the same period ended June 30, 1999, a decrease of 24%. In June 1999, the Company received an up-front payment of $150,000 from Dumex-Alpharma A/S for the rights to distribute the Company's genetic susceptibility test for periodontal disease, PST(R), in nine European countries. The Company recognized $50,000 of this payment as revenue during the six months ended June 30, 1999 to offset direct expenses associated with the agreement. There has been no revenue recognized from this source during 2000. In the six months ended June 30, 2000, the Company conducted 1,036 PST tests compared to 1,096 tests in the same period in 1999. Cost of sales was $120,425 for the six months ended June 30, 2000 compared to $76,117 for 1999. Gross profit margin was 28% in the six months ended June 30, 2000 compared to 66% for the year earlier period. The decrease in gross profit margin was a result of the decrease in distributor fee revenue and the start of distributor fees being paid during the six months ended June 30, 2000. There were no distributor fees paid during the first six months of 1999.

For the six months ended June 30, 2000, the Company had research and development expenses of $916,066 as compared to $1,100,944 for the first half of 1999. The year-earlier expense included $324,462 for conducting several large clinical trials, compared to $111,815 in expense for clinical trials in the first half of 2000. Offsetting the decreased cost of clinical trials was a non-cash charge of $116,754 in the six months ended June 30, 2000 for the cost of stock issued for services rendered. The Company has issued options to purchase common stock to Sheffield as a component of its research and development's agreements. The Company follows variable plan accounting for such options and has recorded a credit in the quarter ended June 30, 2000 for the decrease in the value of the options. There was no charge in the six months ended June 30, 1999 for stock issued.

Selling, general and administrative expenses were $1,794,636 in the first six months of 2000 compared to $1,402,571 in the first six months of 1999, an increase of 21%. Effective June 23, 2000, the Company terminated its relationship with Dumex. The Company accrued expenses of $98,200 associated with this termination in the period. The remainder of the increase is primarily due to the non-recurring costs of relocating the corporate offices and personnel to Waltham.

Interest income in the first six months of 2000 was $141,563 compared to $44,336 in the first six months of 1999. This increase reflects higher balances of cash in the first six months of 2000 compared to the year earlier period. Interest expense of $13,705 was incurred during the six months ended June 30, 2000, compared to $40,547 in the same period in 1999.

Net loss increased to $2,535,672 for the first half of 2000 compared to a net loss of $2,346,813 for the first half of 1999, an increase of $188,859, due to the reasons set forth above.

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

Since its inception, the Company has incurred cumulative net losses of approximately $23.4 million, including losses of approximately $1.2 million during the six months ended June 30, 2000. Net cash used in operating activities was $2,085,261 during the three months ended June 30, 2000 and $2,195,715 during the same period of the prior fiscal year. As of June 30, 2000, the Company had cash, cash equivalents and marketable securities of $5,517,765.

The Company currently does not have any commitments for material capital expenditures. The Company's obligation at June 30, 2000 for capitalized lease obligations totaled $125,203, of which $66,250 is classified as long-term and $58,953 is classified as current.

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

The Company's Common Stock is currently listed on the NASDAQ SmallCap Market and the Boston Stock Exchange. If the Company fails to maintain the qualification for its Common Stock to trade on the NASDAQ SmallCap Market or the Boston Stock Exchange, its Common Stock could be subject to delisting. During 1999, the Company received several notices from The Nasdaq Stock Market, Inc. ("NASDAQ") stating that the Company was not in compliance with certain of the continued listing requirements of the NASDAQ SmallCap Market. The Company believes that it currently complies with the continued listing requirements of the NASDAQ SmallCap Market. However, there can be no assurance that the Company will maintain the qualifications for continued listing on the NASDAQ SmallCap Market.

If the Company's shares are not listed on the NASDAQ SmallCap Market as intended, trading, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board, which was established for securities that do not meet the NASDAQ SmallCap Market's listing requirements. Consequently, selling the Common Stock of the Company would be more difficult because smaller quantities of shares could be bought and sold, transactions could be delayed, and security analysts' and news media's coverage of the Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of Common Stock. Such NASDAQ delisting would also greatly impair the Company's ability to raise additional necessary capital through equity or debt financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company maintains an investment portfolio consisting of securities of U.S. Treasury Notes. The securities held in the Company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of these securities. After a review of the Company's marketable securities as of June 30, 2000, the Company has determined that in the event of a hypothetical 100 basis point increase in interest rates, the resulting decrease in fair market value of the Company's marketable investment securities would be insignificant to the financial statements as a whole.

                                    PART II
                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the Annual Meeting of Shareholders held on June 5, 2000, and received the votes set forth below:

         (a) All of the following persons nominated were elected to serve as directors and received the number of votes set forth opposite their respective names:


                  NAME                                               FOR                     WITHHELD
                  Philip R. Reilly                               14,309,459                     0
                  Kenneth S. Kornman                             14,309,459                     0
                  Thomas A. Moore                                14,309,459                     0
                  Edward M. Blair, Jr.                           14,309,459                     0
                  Gary L. Crocker                                14,309,459                     0


         (b) A proposal to effect a change in the state of incorporation of the Company from Texas to Delaware by approving a Plan of Reorganization and Merger providing for the Company to merge into a wholly owned Delaware subsidiary received 11,389,349 votes FOR and 34,374 votes AGAINST, with 5,050 abstentions.

         (c) A proposal to approve the establishment of a classified Board of Directors of the Company received 11,377,849 votes FOR and 45,379 votes AGAINST, with 5,550 abstentions.

         (d) A proposal to ratify the adoption of the Company's 2000 Employee Stock Compensation Plan received 11,260,005 votes FOR and 53,529 votes AGAINST, with 115,239 abstentions.

         (e) A proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 31, 2000, received 14,312,164 votes FOR and 15,875 votes AGAINST, with 900 abstentions.

ITEM 5. OTHER INFORMATION

Effective July 14, 2000, (the "Effective Date"), the Company changed its state of incorporation from Texas to Delaware. This change in its state of incorporation was approved by the holders of a majority of the Company's outstanding shares of Common Stock at the Company's annual meeting of shareholders on June 5, 2000. At the time of reincorporation in the State of Delaware, the Company merged into and is continuing its business as a Delaware corporation. The reincorporation will not result in any change in the Company's business, assets or liabilities. Shareholders of the Company are not required to undertake an exchange of the Company's shares. As of the Effective Date, certificates for the Company's shares automatically represent an equal number of shares in the Delaware company.

In addition, the Company relocated its corporate headquarters from San Antonio, Texas to Waltham, Massachusetts. The address of the Company's new corporate headquarters is 135 Beaver Street, 2nd Floor, Waltham, Massachusetts 02452.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

         2.1* Plan of Reorganization and Merger dated July 12, 2000 by and between Interleukin Genetics, Inc., a Texas Corporation, and Interleukin Genetics, Inc., a Delaware Corporation

         3.1*     Certificate of Incorporation of the Company

         3.2*     Bylaws of the Company, as adopted on June 5, 2000

         4.1* Form of Stock Certificate representing Common Stock, $.001 par value, of the Company

         10.1*    Lease Agreement between the Company and Clematis LLC

         10.2* First Amendment to a Commercial Lease between the Company and Clematis LLC

         10.3*    2000 Employee Stock Compensation Plan for the Company

         10.4*    Form of Nonqualified Stock Option Agreement

         10.5*    Form of Incentive Stock Option Agreement

         10.6* Employment Agreement dated June 18, 2000 between the Company and Fenel Eloi

         27*      Financial Data Schedule

    ----------
    *filed herewith

    (b)      Reports on Form 8-K

    None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           INTERLEUKIN GENETICS, INC.



Date:    August 14, 2000                    By:  /s/ PHILIP R. REILLY
                                                --------------------------------
                                                Philip R. Reilly
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (Principle Executive Officer)


                                            By: /s/ FENEL M. ELOI
                                               ---------------------------------
                                               Fenel M. Eloi
                                               Chief Financial Officer,
                                               Secretary & Treasurer
                                               (Principle Financial and
                                               Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
------            -----------


         2.1* Plan of Reorganization and Merger dated July 12, 2000 by and between Interleukin Genetics, Inc., a Texas Corporation, and Interleukin Genetics, Inc., a Delaware Corporation

         3.1*     Certificate of Incorporation of the Company

         3.2*     Bylaws of the Company, as adopted on June 5, 2000

         4.1* Form of Stock Certificate representing Common Stock, $.001 par value, of the Company

         10.1*    Lease Agreement between the Company and Clematis LLC

         10.2* First Amendment to a Commercial Lease between the Company and Clematis LLC

         10.3*    2000 Employee Stock Compensation Plan for the Company

         10.4*    Form of Nonqualified Stock Option Agreement

         10.5*    Form of Incentive Stock Option Agreement

         10.6* Employment Agreement dated June 18, 2000 between the Company and Fenel Eloi

         27*      Financial Data Schedule


----------

*filed herewith