Form 10-Q
period 2000-09-30
INTERLEUKIN GENETICS INC
filed 2000-11-14
CIK 1037649

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

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





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

The number of shares outstanding of the issuer's common stock as of October 31, 2000 is 18,487,765.

================================================================================


                           INTERLEUKIN GENETICS, INC.

                                    Form 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Balance Sheets at
            September 30, 2000 and December 31, 1999...........................1

            Condensed Consolidated Statements of Operations for the
            three and six months ended September 30, 2000 and
            September 30, 1999.................................................2

            Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2000 and September 30, 1999........3

            Notes to Condensed Consolidated Financial Statements...............4

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................7

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk.........13


PART II. OTHER INFORMATION

   Item 2.  Changes in Securities.............................................14

   Item 4.  Submission of Matters to a Vote of Security Holders...............14

   Item 5.  Other Information.................................................14

   Item 6.  Exhibits and Reports on Form 8-K..................................14

                                     PART I
                              FINANCIAL INFORMATION

                           INTERLEUKIN GENETICS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                              Sept. 30, 2000   December 31, 1999
                                                                              --------------   -----------------
                  ASSETS
Cash and cash equivalents                                                      $    274,217       $    668,616
Marketable securities                                                             3,970,870          1,987,500
Accounts receivable, net of allowance for doubtful accounts of $66,090 at
     Sept. 30, 2000 and $55,000 at December 31, 1999                                134,692            103,002
Prepaid expenses                                                                    232,777            132,560
                                                                               ------------       ------------
Total current assets                                                              4,612,556          2,891,678

Furniture and equipment, net                                                        139,202            284,481
                                                                               ------------       ------------

TOTAL ASSETS                                                                   $  4,751,758       $  3,176,159
                                                                               ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                               $     95,905       $    134,968
Notes payable                                                                            --              1,797
Accrued expenses                                                                    503,863            400,281
Deferred revenue                                                                    331,624            322,812
Current portion of capitalized lease obligations                                     54,609             63,877
                                                                               ------------       ------------
Total current liabilities                                                           986,001            923,735

Capitalized lease obligations, net of current portion                                56,896             99,246
                                                                               ------------       ------------
Total liabilities                                                                 1,042,897          1,022,981

Preferred Stock, $.001 par value
     Authorized: 5,000,000 shares
     Issued and outstanding: none                                                        --                 --
Common stock, $.001 par value
     Authorized: 50,000,000 shares;  Issued and outstanding: 18,481,585
     shares at Sept. 30, 2000 and 17,223,302 shares at December 31, 1999         28,385,492         23,177,865
Accumulated deficit                                                             (24,678,115)       (21,012,188)

Other comprehensive income                                                            1,484            (12,499)
                                                                               ------------       ------------
Total shareholders' equity                                                        3,708,861          2,153,178
                                                                               ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $  4,751,758       $  3,176,159
                                                                               ============       ============


See accompanying notes to condensed consolidated financial statements.

                           INTERLEUKIN GENETICS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                     Nine Months Ended
                                              Sept. 30, 2000     Sept. 30, 1999      Sept. 30, 2000     Sept. 30, 1999
                                              --------------     --------------      --------------     --------------
Revenues                                        $     38,141       $    140,179       $    206,091       $    362,252
Cost of revenues                                      36,423             79,518            156,848            155,635
                                                ------------       ------------       ------------       ------------
Gross profit                                           1,718             60,661             49,243            206,617
Expenses:
   Research & development                            471,729          1,764,845          1,387,795          2,865,789
   Selling, general & administrative                 744,466            936,561          2,539,102          2,339,132
                                                ------------       ------------       ------------       ------------
Total expenses                                     1,216,195          2,701,406          3,926,897          5,204,921
                                                ------------       ------------       ------------       ------------
Loss from operations                              (1,214,477)        (2,640,745)        (3,877,654)        (4,998,304)

Other income (expense):
   Interest income                                    80,853             34,944            222,416             79,280
   Interest expense                                   (3,957)            (9,997)           (17,662)           (50,544)
   Other income                                        7,326              3,017              6,973              9,974
                                                ------------       ------------       ------------       ------------
Total other income (expense)                          84,222             27,964            211,727             38,710
                                                ------------       ------------       ------------       ------------
NET LOSS                                        $ (1,130,255)      $ (2,612,781)      $ (3,665,927)      $ (4,959,594)
                                                ============       ============       ============       ============

Reconciliation of net loss to net
loss applicable to common stock:

    Net Loss                                    $ (1,130,255)      $ (2,612,781)      $ (3,665,927)      $ (4,959,594)

    Amortization of the value of the
    beneficial conversion feature of the
    preferred stock                                       --         (3,765,146)                --         (5,000,000)
                                                ------------       ------------       ------------       ------------

Net loss applicable to common stockholders      $ (1,130,255)      $ (6,377,927)      $ (3,665,927)      $ (9,959,594)
                                                ============       ============       ============       ============
Basic and diluted loss per share                $      (0.06)      $      (0.60)      $      (0.20)      $      (1.37)
                                                ============       ============       ============       ============

Weighted average common shares outstanding        18,409,643         10,587,245         18,206,780          7,251,550
                                                ============       ============       ============       ============


See accompanying notes to condensed consolidated financial statements.

                           INTERLEUKIN GENETICS, INC.
                                AND SUBSIDIARIES
                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                             Nine Months Ended
                                                                       Sept. 30, 2000    Sept. 30, 1999
                                                                       --------------    --------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                                 $(3,665,927)      $(4,959,594)
Adjustments to reconcile net loss to net cash used in
operating activities:
         Common stock issued in consideration for services                   175,792         1,180,198
         Depreciation and amortization                                       129,410           147,538
         Loss on disposal of fixed assets                                     32,167                --
(Increase) decrease in:
         Accounts receivable                                                 (31,691)          (40,349)
         Prepaid expenses                                                   (100,216)           16,474
Increase (decrease) in:
         Accounts payable                                                    (39,063)            8,902
         Accrued expenses                                                    103,582            59,973
         Deferred revenue                                                      8,812           123,163
                                                                         -----------       -----------
Net cash used in operating activities                                     (3,387,134)       (3,463,695)
                                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities                                        (3,930,907)               --
Proceeds from maturity of investments                                      1,961,519                --
Purchases of furniture and equipment                                         (16,297)           (7,565)

Decreases (Increases) in other assets                                             --           530,000
                                                                         -----------       -----------
Net cash (used in) provided by investing activities                       (1,985,685)          522,435
                                                                         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from preferred stock issuance                                        --         4,713,279
Net proceeds from private placement of common stock                        4,733,084                --
Net proceeds from option exercises and employee stock purchase plan          298,751            26,494
Principal payments of notes payable                                           (1,797)          (42,898)
Principal payments of long-term debt                                              --          (529,288)
Principal payments of capital lease obligations                              (51,618)          (73,609)

Loss on treasury note                                                             --           (40,481)
                                                                         -----------       -----------
Net cash provided by financing activities                                  4,978,420         4,053,497
                                                                         -----------       -----------
Net (decrease) increase in cash and equivalents                             (394,399)        1,112,237
Cash and equivalents, beginning of period                                    668,616         2,432,271
                                                                         -----------       -----------
CASH AND EQUIVALENTS, END OF PERIOD                                      $   274,217       $ 3,544,508
                                                                         ===========       ===========
Cash paid for interest                                                   $    17,662       $    50,544

NON-CASH ITEMS
Stock issued to placement agent                                                   --       $   500,000
Common stock warrants issued to placement agent                                   --       $ 3,080,000


See accompanying notes to condensed consolidated financial statements.

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

Interleukin Genetics, Inc., a Delaware corporation (the Company) is a Functional Genomics company focused on Personalized Medicine. The Company discovers, develops, and comercializes predictive tests based on genetic factors that regulate control points in the inflammatory process and, through collaboration with others, applies genetics in the development of therapeutics. The Company has a growing portfolio of patents covering the genetics of cardiovascular diseases, osteoporosis, complications of diabetes, asthma, Alzheimer's disease, gastric cancer and premature birth. The Company markets PST(R), a predictive test for periodontal disease.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting standards for interim financial reporting and with Securities Exchange Commission rules and regulations for form 10-Q. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 1999. The interim financial data are unaudited; however, in the opinion of management of Interleukin Genetics, Inc. and subsidiaries, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to make the interim financial information not misleading. All significant intercompany transactions and accounts have been eliminated in consolidation. Results for interim periods are not necessarily indicative of those to be expected for the full year.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern. Since its inception, we have incurred cumulative net losses of approximately $24.6 million, including losses of approximately $1.1 million during the third quarter of 2000 and $3.7 million during the nine months ended September 30, 2000. Additionally, for the nine months ended September 30, 2000, we reported negative cash flows from operating activities of approximately $3.4 million. During the nine months ended September 30, 2000, we raised approximately $5.0 million from a common stock private placement and shareholder stock option exercises. During 1999, we issued approximately $5 million of preferred stock which generated approximately $4.7 million in net proceeds. As a result of the ongoing operating losses, available cash resources are limited. We believe our existing cash resources are sufficient to fund operations, as currently planned, through September 2001. Our ability to fund operations beyond September 2001 is dependent upon achieving significant revenue increases from our existing genetic products, developing new products, successfully marketing these products to customers at profitable prices, obtaining significant levels of new capital and entering into collaborations with significant up-front payments. If we are not successful in these efforts, we would likely be unable to continue operating as a going concern. To address these future capital resources requirements, management is currently in discussions with several potential strategic partners regarding the up-front funding of certain of our research and development programs and with several potential investors with the objective of raising additional capital. While we continue to pursue sources of capital and strategic partnerships, there can be no assurance that we will be successful in these efforts.

Commercial success of genetic susceptibility tests will depend upon their acceptance as medically useful and cost-effective by patients, physicians, dentists, other members of the medical and dental community, and third-party payers. It is uncertain whether current genetic susceptibility tests or others that we may develop will gain commercial acceptance on a timely basis. Our ability to successfully commercialize genetic susceptibility tests depends on obtaining adequate reimbursement for such products and related treatment from government and private health care insurers and other third-party payers. Doctors' decisions to recommend genetic susceptibility tests will be influenced by the scope and reimbursement for such tests by third-party payers. If both third-party payers and individuals are unwilling to pay for the test, then the number of tests performed will significantly decrease.

Research in the field of disease predisposing genes and genetic markers is intense and highly competitive. We have many competitors in the United States and abroad which have considerably greater financial, technical, marketing, and other resources available. If we do not discover disease predisposing genes or genetic markers and develop susceptibility tests and launch such services or products before our competitors, then revenues may be reduced or eliminated.

In July 1999, we entered into an agreement with Sheffield University, whereby we will undertake the development and commercialization of certain discoveries resulting from Sheffield University's research. The agreement is non-cancelable for discoveries on which the parties have reached a specific agreement, but may be terminated with or without cause by either party upon six-months notice with respect to new discoveries on which the parties have not yet reached agreement. If Sheffield University terminates the agreement, such termination could make the discovery and commercial introduction of new products more difficult or unlikely.

In September 1999, we entered into a five-year Consulting Agreement with the University's key collaborator. In accordance with the Consulting Agreement, the key collaborator received 200,000 shares of our common stock for past research services, the value of which was expensed in the third quarter of 1999. The key collaborator will also receive one percent of the first $4 million of net sales under the PST Technology and two percent for sales above $4 million. Payments are required 45 days after each quarter end. In July, 2000, in consideration of future services, the key collaborator received 25,000 options to purchase our common stock at the current market price. These options have a five-year exercise period from the date of grant.

NOTE 2 - REVENUE RECOGNITION

Revenue from genetic susceptibility tests is recognized when the tests have been completed and the results reported to the doctors, provided that the amount is deemed to be collectable. To the extent test kits have been purchased but not yet submitted for test results, revenue recognition is deferred. This amount is presented as deferred revenue in the accompanying balance sheets. Contract revenues are recognized ratably as services are provided based on a fixed contract price or on negotiated hourly rates. In accordance with Staff Accounting Bulletin No. 101, up-front non-refundable license fees are deferred and recognized ratably over the license term. Provision for anticipated losses on fixed-price contracts is made in the period such losses are identified.

NOTE 3 - USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

NOTE 4 - EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), "Earnings per Share," outlines methods for computing and presenting earnings per share. SFAS 128 requires a calculation of basic and diluted earnings per shares for all periods presented. As we had losses for the three and nine months ended September 30, 2000 and 1999, options and warrants have been excluded from the calculation of the dilutive weighted average shares outstanding as they are antidilutive in loss periods. The calculation of diluted net loss per share excludes 1,895,399 and 1,277,786 stock options outstanding and 1,356,545 and 1,536,545 warrants to purchase common stock outstanding at September 30, 2000 and September 30, 1999, respectively.

NOTE 3 - EQUITY

Pursuant to a private placement which occurred in January 2000, we issued 832,667 shares of our Common Stock, no par value, for $5 million. After payment of offering costs, net proceeds from this private placement amounted to $4.7 million.

NOTE 4 - SEGMENT INFORMATION

We have adopted SFAS No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments in annual and interim financial statements, requiring that public business enterprises report financial and descriptive information about its reportable segments based on a management approach. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. In applying the requirements of this statement, each of the geographic areas described below was determined to be an operating segment as defined by the statement, but have been aggregated as allowed by the statement for reporting purposes. As a result, we continue to have one reportable segment, which is the development of genetic susceptibility tests and therapeutic targets for common diseases.

All of the assets of the company are located within the United States. The following table presents information about the Company by geographic area.

                           For the Nine Months Ended Sept. 30,
                                 2000              1999
                              -----------       -----------
         Total Revenues:      (unaudited)       (unaudited)
United States                 $   206,091       $   284,384
France                                               27,982
Other foreign                                        49,886
                              -----------       -----------
Total                         $   206,091       $   362,252
                              ===========       ===========

         Operating Loss:
United States                 $(3,877,654)      $(3,948,660)
France                                 --          (399,864)
Other foreign                          --          (649,780)
                              -----------       -----------
Total                         $(3,877,654)      $(4,998,304)
                              ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Form 10-Q are "forward-looking statements" within the meaning of the Section 27A of the Securities Act and Section 21E of the Exchange Act. Specifically, all statements other than statements of historical fact included in this Form 10-Q regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, risks inherent to developing genetic tests once genes have been discovered, our limited sales and marketing experience, risk of market acceptance of our products, risk of technology and products obsolescence, delays in development of products, reliance on partners, risks related to third-party reimbursement, risks regarding government regulation, competitive risks and those risks and uncertainties described in our Registration Statement on Form S-3 filed July 23, 1999 (File No. 333-83631), as amended on July 25, 1999, and in other filings made by us with the Securities and Exchange Commission (collectively, "cautionary statements"). Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements.

The following comments should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2000.

GENERAL OVERVIEW

Interleukin Genetics, Inc., a Delaware corporation ("ILGN" or the "Company"), develops and commercializes genetic diagnostic tests and medical research tools. Our efforts are focused on genetic factors that regulate control points in the inflammatory process of various diseases . Our first genetic test, PST(R), a test predictive of risk for periodontal disease, is currently marketed in the United States, Europe and Israel. Products under development include tests predictive of risk for osteoporosis, coronary artery disease, diabetic retinopathy, asthma, pulmonary fibrosis, and meningitis/sepsis.

We believe by combining genetic risk assessment with specific therapeutic strategies, improved clinical outcomes and more cost-effective management of these common diseases are achieved. We also develop and license our medical research tools, including BioFusion(R), to pharmaceutical and biotech companies. BioFusion, a proprietary enabling system for diagnostic and drug discovery and development, is a computer modeling system that integrates genetic and other sub-cellular behavior, system functions, and clinical symptoms to simulate complex diseases. This system allows useful information to be derived from rapidly increasing databases of gene expression being generated in companies and academic centers worldwide.

Pursuant to a private placement which occurred in January 2000, we issued 832,667 shares of our common stock, par value $.001, for $5 million. After payment of offering costs, net proceeds amounted to $4.7 million. Additionally, we are in discussions with a number of potential strategic partners and, if such discussions are successfully completed, we believe this will result in the up-front funding of some of our programs. There can be no assurance that any of these discussions will be completed, or if such discussions are completed, that there will be up-front funding of our programs.

We have followed a strategy of working with strategic partners at the fundamental discovery stage. This strategy has given us access to discoveries while reducing up-front research expenses. Since 1994, we have had a strategic alliance with the Department of Molecular and Genetic Medicine at Sheffield University in the United Kingdom (Sheffield). Under this alliance, Sheffield has provided us with the fundamental discovery and genetic analysis from Sheffield's research laboratories, and we have focused on product development, including clinical trials, and the commercialization of these discoveries.

During the third quarter of 1999, we entered into a new arrangement with Sheffield. This new arrangement replaced the research and development agreement that had been in place with Sheffield since 1996. Pursuant to the new arrangement, we issued an aggregate of 475,000 shares of our common stock to Sheffield and certain of its investigators in exchange for the relinquishment by Sheffield of its net proceeds interests under certain agreements with us.

In August 2000, we entered into an agreement with Kenna Technologies, Inc. whereby we granted Kenna a perpetual, non-exclusive license to certain disease information system technology and to certain biological modeling technology. In consideration for these license rights, Kenna paid us a non-refundable initial licensing fee of $80,000 and has agreed to pay royalties ranging from 4% to 5% of net sales from certain of the licensed technology, as defined, for periods ranging from five to ten years. We are recognizing the initial licensing fee of $80,000 ratably over the term of the agreement.

In June 2000, we terminated our arrangement with Dumex under which Dumex had agreed to market and sell PST in nine European countries. We are currently in discussions to enter into a similar marketing arrangement for PST with another European distributor of oral health care products. However, there can be no assurance that we will be able to reach a marketing arrangement for PST in Europe.

In March 1999, we entered into an exclusive agreement with the Straumann Company, a leading supplier of dental implants, to market and sell PST in the United States and Puerto Rico. Straumann launched its PST promotional activities in April 1999. In September 2000, we amended the Straumann agreement to be non-exclusive and entered into an agreement with Kimball Genetics, Inc., who has expertise in the processing and analysis of genetic tests and their results. Under the terms of this agreement, Kimball has a co-marketing right with Straumann and will process and analyze all PST tests in the United States and Puerto Rico.

In December 1998, we signed an agreement with Washington Dental Service, a member of the Delta Dental Plans Association, for the purchase of 1,200 PST tests. The tests will be used in a study, sponsored by Washington Dental Service, in collaboration with the University of Washington School of Dentistry and Interleukin Genetics. This study is expected to provide scientific and financial data regarding the use of PST as a treatment-planning tool to assess risk before actual damage occurs. The data from the study may be available for analysis in early 2001.

In December 1997, we entered into an agreement with Medicadent, a French corporation ("Medicadent"), to market and sell PST in France. In August 1998, we entered into an agreement with H.A. Systems, Ltd. to market and sell PST in Israel. Medicadent commenced offering PST in France in June 1998, and H.A. Systems commenced offering PST in Israel in April 1999. No assurances can be made regarding the commercial acceptance of PST.

We have been awarded five U.S. patents, and have fifteen U.S. patent applications pending. The U.S. Patent & Trademark Office awarded patents to us for our osteoporosis, asthma and periodontal disease susceptibility tests and two patent awards for our biologic modeling technology called BioFusion(R). BioFusion is used by us in the discovery, development and commercialization process. Our disease susceptibility patents seek to protect the use of its various genetic markers as an indicator of risk for the specific disease covered, as well as protecting various therapeutic applications which these markers may have.

We have been granted a number of corresponding foreign patents and have filed foreign counterparts of our U.S. applications. Where we have originally filed in another country, we have filed and plan to continue to file U.S. and other foreign counterparts.

CURRENT FINANCIAL CONDITION

Since our inception, we have incurred cumulative net losses of $24.6 million including losses of approximately $1.1 million during the third quarter of 2000 and $3.7 million for the nine months ended September 30, 2000. As a result of these losses, available cash resources are limited and will be depleted in September 2001 absent additional debt or equity funding or a strategic alliance which provides operating capital. Our ability to continue as a going concern is dependent on achieving significant revenue increases from our existing genetic products, developing new products, successfully marketing our products to customers at profitable prices and obtaining significant levels of new capital. If we are not successful in these efforts, we would likely be unable to continue operating as a going concern.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenue for the three months ended September 30, 2000 was $38,141 compared to $140,179 for the three months ended September 30, 1999, a decrease of 73%. In June 1999, we received an up-front payment of $150,000 from Dumex-Alpharma A/S for the rights to distribute our genetic susceptibility test for periodontal disease, PST(R), in nine European countries. We recognized $50,000 of this payment as revenue during the three months ended June 30, 1999 to offset direct expenses associated with the agreement. There has been no revenue recognized from this source during 2000. In the three months ended September 30, 2000, we conducted 323 PST tests compared to 429 tests in the same period in 1999. The reduction in the number of tests reflects the termination of the Dumex Agreement in June 2000 and a lower volume of tests sold by Straumann. For the three months ended September 30, 1999 Dumex accounted for 49 tests and Straumann for 293 as compared to 7 tests and 234 tests respectively for the same period in 2000. We expect Revenue to continue to decline in future quarters as we reduce the end-user selling price from $210 to approximately $120 and as we change our revenue base from end-user sales to royalties.

Cost of revenues was $36,423 for the three months ended September 30, 2000 compared to $79,518 for the same period of 1999. Gross profit was 5% for the three months ended September 30, 2000 compared to 43% for the same period of 1999. The decrease in gross profit is primarily caused by the decreased distribution fees discussed above and increased lab charges.

For the three months ended September 30, 2000, we had research and development expenses of $471,729 as compared to $1,764,845 for the third quarter of 1999. During the third quarter of 2000, we incurred $35,825 in expense for clinical trials as compared to $129,260 in 1999. Research and Development expenses for the three months ended September 30, 1999 also included $1,128,125 in non-cash expense for the market value of 475,000 shares of common stock issued to Sheffield University and a consultant for research and development services. The reduction in expenses for the three months ended September 30, 2000 reflects temporary lower salary expenses associated with the relocation of the company from Texas to Massachusetts. We expect research and development expenses to increase in future quarters as we resume our clinical studies.

Selling, general and administrative expenses were $744,466 in the third quarter of 2000 compared to $936,561 in the third quarter of 1999, a decrease of 21%. The reduction reflects lower consulting fees and reduced marketing and selling infrastructure as we reorganized the PST business.

Interest income for the third quarter of 2000 was $80,854 compared to $34,944 in the third quarter of 1999. This increase reflects higher balances of cash in the third quarter of 2000 compared to the comparable period in 1999. Interest expense was $3,957 for the quarter ended September 30, 2000, compared to $9,997 in the same period in 1999.

Net loss was $1,130,254 or $.06 cents per share for the third quarter of 2000 compared to a net loss of $2,612,781 or $.25 cents per share for the third quarter of 1999, a decrease of $1,482,527.

We anticipate that we will continue to experience losses unless our genetic testing revenues grow substantially from current levels and our efforts to develop revenue from licensing its biologic modeling research tools are successful. In addition, if we are successful in reaching agreements with strategic partners on developing additional genetic tests, milestone payments, if any, from these strategic partners will help cover our research and development expense and could also reduce the net loss. No assurances can be made that we will be able to increase our revenues, either from genetic tests or licensing revenue, or that we will be able to reach collaborative partnering agreements.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenue for the nine months ended September 30, 2000 was $206,091 compared to $362,252 for the same period ended September 30, 1999, a decrease of 43%. In June 1999, we received an up-front payment of $150,000 from Dumex-Alpharma A/S for the rights to distribute our genetic susceptibility test for periodontal disease, PST(R), in nine European countries. We recognized $85,000 of this payment as revenue during the nine months ended September 30, 1999. There has been no revenue recognized from this source during 2000. In the nine months ended September 30, 2000, we conducted 1,309 PST tests compared to 1,343 tests in the same period in 1999.

Cost of revenues was $156,848 for the nine months ended September 30, 2000 compared to $155,635 for the same period of 1999. Gross profit was 24% for the nine months ended June 30, 2000 compared to 57% for the same period of 1999. The decrease in gross profit margin was a result of the decrease in distributor fee revenue during the nine months ended September 30, 2000.

For the nine months ended September 30, 2000, we had research and development expenses of $1,387,795 as compared to $2,865,789 for the first nine months of 1999. The 1999 expense included $486,911 for conducting several large clinical trials, compared to $116,243 in expense for clinical trials in the first nine months of 2000. Research and Development expenses for the nine months ended September 30, 1999 also included a non-cash charge of $1,128,125 as compared to $175,792 in the nine months ended September 30, 2000 for the cost of stock issued for services rendered. We expect research and development expenses to increase in future periods as we increase the number of clinical studies.

Selling, general and administrative expenses were $2,539,102 for the first nine months of 2000 compared to $2,339,132 for the first nine months of 1999, an increase of 9%. The increase in General and Administrative expenses for the nine months ended September 30, 2000 reflects a non-recurring charge of $198,965 associated with the company's relocation to Waltham, MA.

Interest income in the first nine months of 2000 was $222,416 compared to $79,280 in the first nine months of 1999. This increase reflects higher balances of cash in the first nine months of 2000 compared to the same period in 1999. Interest expense of $17,662 was incurred during the nine months ended September 30, 2000, compared to $50,544 in the same period in 1999.

Net loss was $3,665,927 or $.20 cents per share for the first nine months of 2000 compared to a net loss of $4,959,594 or $.68 cents per share for the first nine months of 1999, an increase of $1,293,668, due to the reasons set forth above.

We anticipate that we will continue to experience losses unless our genetic testing revenues grow substantially from current levels and our efforts to develop revenue from licensing its biologic modeling research tools are successful. In addition, if we are successful in reaching agreements with strategic partners on developing additional genetic tests, milestone payments, if any, from these strategic partners will help cover our research and development expense and could also reduce the net loss. No assurances can be made that we will be able to increase our revenues, either from genetic tests or licensing revenue, or that we will be able to reach collaborative partnering agreements.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations principally through public and private sales of equity securities and, to a lesser extent, through capital lease financing. Pursuant to a $5 million private placement in January 2000, we issued 832,667 shares of our common stock, no par value, which generated net proceeds of approximately $4.7 million. Additionally, during the nine months ended September 30, 2000, we generated proceeds of approximately $300,000 from the exercise of employee stock options and purchases of common stock under our employee stock purchase plan. During 1999, we raised approximately $4.7 million from a preferred stock offering.

Since inception, we have incurred cumulative net losses of approximately $24.6 million, including losses of approximately $3.7 million during the nine months ended September 30, 2000. Net cash used in operating activities was $3.4 million during the nine months ended September 30, 2000 and $3.5 million during the same period of the prior fiscal year. As of September 30, 2000, we had cash, cash equivalents and marketable securities of $4.2 million.

We currently do not have any commitments for material capital expenditures. The obligation at September 30, 2000 for capital lease obligations totaled $112,000, of which $57,000 is classified as long-term and $55,000 is classified as current. In July, 2000, we relocated our corporate headquarters from San Antonio, Texas, to Waltham, Massachusetts.

We anticipate that our existing cash and cash equivalents, together with anticipated interest income and revenue, will be sufficient to conduct operations as planned until September 30, 2001. However, our future capital requirements are anticipated to be substantial, and we do not have commitments for additional capital at this time. Such capital requirements are expected to arise from the commercial launch of additional genetic tests, continued marketing and sales efforts for PST, continued research and development efforts, the protection of the our intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL NECESSARY CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED AND WE ARE UNABLE TO SUBSTANTIALLY REDUCE OUR EXPENSES, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS. SEE Note 1 of the Financial Statements included herein.

Our common stock is currently listed on the NASDAQ SmallCap Market and the Boston Stock Exchange. If we fail to maintain the qualification for our common stock to trade on the NASDAQ SmallCap Market or the Boston Stock Exchange, our common Stock could be subject to delisting. During 1999, we received several notices from The Nasdaq Stock Market, Inc. ("NASDAQ") stating that the Company was not in compliance with certain of the continued listing requirements of the NASDAQ SmallCap Market. We believe that we currently comply with the continued listing requirements of the NASDAQ SmallCap Market. However, there can be no assurance that we will maintain the qualifications for continued listing on the NASDAQ SmallCap Market.

If our shares are not listed on the NASDAQ SmallCap Market as intended, trading, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board, which was established for securities that do not meet the NASDAQ SmallCap Market's listing requirements. Consequently, selling our common stock would be more difficult because smaller quantities of shares could be bought and sold, transactions could be delayed, and security analysts' and news media's coverage of the Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock. Such NASDAQ delisting would also greatly impair our ability to raise additional necessary capital through equity or debt financing.

If our common stock is not listed on the NASDAQ SmallCap Market and/or the Boston Stock Exchange, we may become subject to Rule 15g-9 under the Exchange Act. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the common stock and affect the ability of holders to sell their shares of our common stock in the secondary market.

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

Historically, our common stock has experienced low trading volumes. The market price of our common stock also has been highly volatile and it may continue to be highly volatile as has been the case with the securities of other public biotechnology companies. Factors such as announcements by us or by our competitors concerning technological innovations, new commercial products or procedures, proposed government regulations and developments or disputes relating to patents or proprietary rights may substantially affect the market price of our securities. Changes in the market price of our common stock may bear no relation to our actual operational or financial results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We maintain an investment portfolio consisting of securities of U.S. Treasury Notes. The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of these securities. After a review of our marketable securities as of September 30, 2000, we have determined that in the event of a hypothetical 100 basis point increase in interest rates, the resulting decrease in fair market value of our marketable securities would be insignificant to the financial statements as a whole.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

        (a) Not applicable

        (b) Not applicable

        (c) On July 1, 2000, the Company issued an option to purchase 35,000 shares of common stock, $.001 par value (the "Sheffield Option"), at a per share exercise price of $4.4721 to the University of Sheffield, U.K. ("Sheffield") and an option to purchase 25,000 shares of common stock, $.001 par value (the "Duff Option"), at a per share exercise price of $4.4721 to Sheffield's key investigator, Dr. Gordon Duff ("Duff"). The Sheffield Option was issued pursuant to the Company's collaborative arrangement with Sheffield, and the Duff Option was issued pursuant to a consulting agreement between the Company and Duff. Under the terms of the arrangement with Sheffield, the Company is obligated to grant to Sheffield on each July 1 (with the first options granted on July 1, 2000) during the term of the arrangement options to purchase 25,000 shares of common stock of the Company and options to purchase an additional 10,000 shares of common stock of the Company for each patent application filed during the preceding 12 months. Under the terms of the consulting agreement with Duff, the Company is obligated to grant to Duff on each July 1 (with the first options granted on July 1, 2000) during the term of the agreement options to purchase 25,000 shares of common stock of the Company. The Sheffield Option and the Duff Option are exercisable for a period of five years from the date of grant. The Sheffield Option and the Duff Option were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder, and pursuant to Rule 903 and Rule 904 of Regulation S. The Company relied on certain representations and warranties of Sheffield and Duff, including, among other things, their ability to evaluate the merits and risks of an investment in the Company's securities, their status as "accredited investors" (as that term is defined in Rule 501(a) of Regulation D), that their residence, domicile and/or principal corporate office is Sheffield, England and that the securities were acquired solely for their own account for investment and not with a view to distribution.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.


            27*    Financial Data Schedule
        --------------
        *(filed herewith)

        (b) Reports on Form 8-K

            None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTERLEUKIN GENETICS, INC.



Date: November 14, 2000                 By: /s/ Philip R. Reilly
                                            ------------------------------------
                                            Philip R. Reilly
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)



                                        By:  /s/ Fenel M. Eloi
                                            ------------------------------------
                                            Fenel M. Eloi
                                            Chief Financial Officer,
                                            Secretary & Treasurer
                                            (Principal Financial and Accounting
                                            Officer)