Form 10-K
period 2000-12-31
INTERLEUKIN GENETICS INC
filed 2001-03-26
CIK 1037649

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER: 0-23413

                           INTERLEUKIN GENETICS, INC.
                      (NAME OF REGISTRANT IN ITS CHARTER)

                   DELAWARE                                      94-3123681
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

  135 BEAVER STREET, 2ND FLOOR, WALTHAM, MA                        02452
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                   ISSUER'S TELEPHONE NUMBER: (781) 398-0700

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]  NO  [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-K or any amendment to this Form 10-K [ ].

     As of March 20, 2001, the aggregate market value of the Registrant's Common Stock held by non-affiliates, based upon the average bid and asked price as of such date, was $30,311,768. There were 20,500,529 shares of the Registrant's Common Stock issued and outstanding as of March 20, 2001

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on or about June 29, 2001, are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

     THIS REPORT AND THE DOCUMENTS INCORPORATED BY REFERENCE CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS INCLUDING, WITHOUT LIMITATION, STATEMENTS CONCERNING OUR EXPECTATIONS OF FUTURE SALES, GROSS PROFITS, RESEARCH AND DEVELOPMENT EXPENSES, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, GENOMICS, PRODUCT INTRODUCTIONS AND CASH REQUIREMENTS. FORWARD-LOOKING STATEMENTS OFTEN, ALTHOUGH NOT ALWAYS INCLUDE WORDS OR PHRASES SUCH AS "WILL LIKELY RESULT", "EXPECT", "WILL CONTINUE", "ANTICIPATE", "ESTIMATE", "INTEND", "PLAN", "PROJECT", "OUTLOOK", OR SIMILAR EXPRESSIONS. ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM EXPECTATIONS INCLUDE BUT ARE NOT LIMITED TO THOSE SET FORTH WITHIN THE SECTION TITLED "FACTORS AFFECTING FUTURE PERFORMANCE" WITHIN THIS REPORT AND WITHIN THE SECTION TITLED "RISK FACTORS" WITHIN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3, FILED JANUARY 11, 2001 (FILE NO. 333-53558). WE CANNOT BE CERTAIN THAT OUR RESULTS WILL NOT BE ADVERSELY AFFECTED BY ONE OR MORE OF THOSE FACTORS OR BY OTHER FACTORS NOT CURRENTLY ANTICIPATED. WE DO NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

                                  THE COMPANY

OVERVIEW

     Interleukin Genetics, Inc., a Delaware corporation ("ILGN" or the "Company") is a functional genomics company focused on personalized medicine. We believe that by identifying individuals at risk for certain diseases and combining it with specific therapeutic interventions, better healthcare decisions can be made, reducing costs and greatly improving patient health outcomes. We have a growing portfolio of patents covering the genetics of many common diseases and conditions, including cardiovascular diseases, osteoporosis, complications of diabetes, restenosis, and periodontal disease.

     We believe that one of the great challenges confronting medicine today is to find the key to understanding why some people are more prone than others to developing serious chronic diseases and why some people respond to medicine for those diseases better than others. Until doctors are able to understand the underlying causes for such variability in chronic diseases, the practice of medicine will remain largely constrained to our current approach of prescribing therapies based on broad, sweeping recommendations in which very large groups of people with the same stage of disease all receive the same treatment. This approach to medicine is, in many ways, quite impersonal and it is often ineffective.

     Until now, scientific study of chronic diseases has largely focused on identifying factors that initiate or "cause" a disease. Common examples of such factors include cholesterol in the case of heart disease, bacteria of the mouth in the case of periodontal disease and reduced estrogen levels in the case of osteoporosis. However, the mere presence of these initiating factors does not mean a person will develop a disease. For example, everyone with a cholesterol level considered high does not develop heart disease nor does everyone with a normal cholesterol level avoid heart disease. Rather, the common diseases as we know them only develop when our bodies respond to the initiating factors in a way that results in a problem.

     We believe that the recent expansion in understanding of human genetic information coming from programs like the Human Genome Project will likely change the impersonal way medicine is practiced forever. This is because the response of an individual's body to the common disease initiating factors is largely determined by their specific genes. By using the new tools of the genomic era, scientists will be able to study how differences in a specific individual's genetic information directs their body to respond to these disease initiating factors in different ways. This is likely to be true both for identifying who is most likely to develop one disease or another and who is most likely to respond to one or another medicine. Since it is our genes that make us unique, at least in the biologic sense, we believe that tailoring medical therapy based on knowledge of our genetic tendencies will enable doctors to move beyond the one size fits all approach to prescribing medicines which are more "personalized" to each of us based upon our unique genetic make-up.

     Our first genetic test, PST(R), a test predictive of risk for periodontal disease, is currently marketed in the United States, Europe and Israel. Other products under development include tests predictive of risk for osteoporosis, coronary artery disease, complications of diabetes and restenosis.

     We have also developed and licensed medical research tools, including BioFusion(R), to pharmaceutical and biotech companies. BioFusion is a computer modeling system that integrates genetic and other sub-cellular behavior, biological functions, and clinical symptoms to simulate complex diseases. This system allows useful information to be derived from rapidly increasing databases of gene expression being generated in companies and academic centers worldwide.

     In August 2000, we entered into an agreement with Kenna Technologies, Inc. ("Kenna") whereby we granted Kenna a perpetual, non-exclusive license to certain disease information system technology and to certain biological modeling technology, including the Biofusion system mentioned above. In consideration for these license rights, Kenna paid us a non-refundable initial licensing fee of $80,000 and has agreed to pay royalties based upon net sales from certain of the licensed technology, as defined, for periods ranging from five to ten years. We are recognizing the initial licensing fee of $80,000 as revenue ratably over the term of the agreement.

     We have followed a strategy of working with strategic partners at the fundamental discovery stage. This strategy has given us access to discoveries while reducing up-front research expenses. Since 1994, we have had a strategic alliance with the Department of Molecular and Genetic Medicine at Sheffield University ("Sheffield") in the United Kingdom. Under this alliance, Sheffield has provided us with the fundamental discovery and genetic analysis from their research laboratories, and we have focused on product development, including clinical trials, and the commercialization of these discoveries.

     During 2000, we changed our strategy for marketing and distributing PST. We no longer market, distribute or process PST ourselves. We now use third party marketers and distributors from whom we earn royalties. We believe that while this will reduce revenues in the short-term it will also improve margins and reduce operating costs.

     In December 2000, we entered into a license agreement with Hain Diagnostika/ADS GmbH ("Hain") for the marketing, distribution and processing of the PST test in all countries outside of North America and Japan. Hain has extensive experience in commercializing genetic tests on its DNA-STRIP Technology Platform in several fields as well as a specific commitment to marketing products directly to dentists. Hain's central facility offers excellent turnaround times, high quality laboratory operations and a sales and technical staff to support clinical users.

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

     Our executive offices are located at 135 Beaver Street, Waltham, Massachusetts 02452, and our telephone number is 781/398-0700. We were incorporated in Texas in 1986 and we re-incorporated in Delaware in March 2000. We maintain a website at www.ilgenetics.com. On March 20, 2001, the closing bid price of the Common Stock on The Nasdaq SmallCap Market was $1.84 per share.

CURRENT FINANCIAL CONDITION

     Since inception, we have incurred cumulative net losses of approximately $26 million, including losses of approximately $5.0 million during 2000. For the year ended December 31, 2000, we had negative cash flows from operating activities of approximately $4.2 million and at December 31, 2000 we had cash, cash equivalents and marketable securities of approximately $5.4 million.

     In January 2001, we sold in a private placement 1.2 million shares of Common Stock for $2.50 per share. The purchasers of the common stock also received warrants to purchase 600,000 shares of Common Stock exercisable at $3.00 per share. We generated net proceeds of approximately $3.0 million from this transaction.

     In December 2000, we sold in a private placement 542,373 shares of Common Stock at $3.69 per share. The purchasers of the common stock also received warrants to purchase 135,593 shares of Common Stock exercisable at $4.83 per share. We generated net proceeds of approximately $2.0 million from this transaction. Under the terms of this private placement the Company is required to adjust downward the price per share paid in the offering, by issuing additional shares, to match any offering price paid in subsequent offerings during the following 24 months. Following the January 2001 offering, described above, we issued an additional 257,627 shares of common stock to the purchasers in the December 2000 offering, and new warrants to purchase 264,407 shares of Common Stock exercisable at a price of $3.13 to replace the previously issued warrants to purchase 135,593 shares of Common Stock.

     In January 2000, we sold in a private placement 832,667 shares of Common Stock for a price of $6.00 per share in a private placement. We generated net proceeds of approximately $4.7 million from this transaction.

     In June 1999, we completed a private placement of 2.2 million shares of Series A Preferred Stock, no par value ("Series A Preferred") for a price of $2.50 per share in a private placement. We generated net proceeds of approximately $4.7 million from this transaction. Following approval of this private placement by the Company's shareholders on August 20, 1999, all of the issued and outstanding shares of Series A Preferred converted into 11,000,000 shares of Common Stock.

     We anticipate that our existing cash and cash equivalents, including the $3.0 million generated from our January 2001 private placement, together with anticipated revenue and interest income will be sufficient to conduct operations as planned until approximately July 2002. However, our future capital requirements are anticipated to be substantial, and we do not have commitments for additional capital at this time. Such capital requirements are expected to arise from the commercial launch of additional genetic tests, continued research and development efforts, the protection of the intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED AND WE ARE UNABLE TO SUBSTANTIALLY REDUCE OUR EXPENSES, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

STRATEGY

     Our objective is to be a leading genetics research and development company focused on the discovery and development of risk assessment tests and linking such tests to therapeutic interventions to improve health outcomes. Our strategy is to develop products for research and clinical use that are commercialized through strategic collaborations. These products include tests that are predictive of disease risk and functional biological information for use in drug development. We believe that we will generate testing revenues, licensing fees, research and development funding, and fee-for-service or participatory revenues pursuant to contracts with our collaborative partners. In the long term, we believe we will generate royalty payments from our corporate partners for new genetic tests and therapeutic products. We believe that this strategy allows us to generate near-term revenues and diversify risk, while building a proprietary product portfolio with significant long-term potential. One of our core strengths is our ability to identify genetic variations or markers which correlate with an individual's predisposition to a wide range of common chronic diseases.

DEVELOPMENT SYSTEM AND APPROACH

     Many factors, both environmental and genetic, contribute to most common diseases. Importantly, some genetic factors are sufficiently strong that they influence the onset and progression of a disease despite many other variables. These genetic factors control aspects of the biology that have high leverage on the disease. We have focused our research and product development efforts on genetic factors that significantly influence the clinical course of common, chronic diseases.

     The body responds to various challenges by means of chemicals produced by the cells. One of the first chemicals produced following any stimulus is interleukin-1 (IL-1). IL-1 then activates multiple biochemical reactions which lead to inflammation, wound healing, bone and tissue growth and repair, and many other biological processes. IL-1 therefore has great leverage on other parts of the biology. We have identified variations in the IL-1 genes that either amplify or decrease the biological processes that are switched on by IL-1, thereby providing ways to predict who is more susceptible to certain chronic diseases and providing novel opportunities to select optimal drug therapy and design new drugs.

PRODUCT PIPELINE AND PROPRIETARY POSITION

     We have completed clinical trials and patent applications have been filed or patents have been issued on the role of genetic factors in several diseases, however, we are focusing our development efforts only in the following diseases:

     - Periodontitis (patent issued)

     - Osteoporosis (patent issued)

     - Restenosis (patent pending)

     - Coronary artery disease (patent pending)

     - Diabetic retinopathy (patent pending)

     Based on these discoveries, we are developing a pipeline of tests that are predictive of disease risk. PST, a test predictive of disease risk for periodontitis (gum disease), was introduced commercially in the U.S. in the fourth quarter of 1997. We consider several factors in determining whether to pursue new genetic testing programs, including projected commercial potential, effectiveness of current therapies and the status of competitive programs, likelihood of attracting collaborators, and anticipated development costs.

     In each clinical disease field, our development program is focused on understanding how genetic risk factors relate to overall risk for the disease and establishing clear links to treatment. By combining genetic risk assessment with specific therapeutic strategies, we believe improved clinical outcomes and more cost-effective management of these common diseases can be achieved. These genetic factors are also of value in both identifying response patterns during clinical trials for the enhancement of existing therapeutic agents and for developing new therapeutics directed at specific immuno-inflammatory components of several common diseases.

     We have spent $2,167,000, $3,571,000 and $2,799,000 on research and development during the years ended December 31, 2000, 1999 and 1998, respectively.

CLINICAL UTILITY

     We believe in the advantages a genetic approach to medicine offers in the prevention, management and treatment of disease. We believe our predictive tests and research tools are of value to:

     - Pharmaceutical companies, who may use them to speed new drug development, to improve the efficacy of their drugs, to develop new therapeutics and to target patients most likely to respond to their drugs.

     - Payors and organizations who provide health care services, who may use them to stratify patients by risk and more effectively allocate resources for the greatest benefit.

     - Physicians and other healthcare professionals, who may use this information to assess the risk involved for their patients and adopt appropriate treatments or preventive strategies.

     - Patients committed to staying healthy, who may use this information to make better choices and set priorities based on personal knowledge of their individual risk for common diseases.

TEST PREDICTIVE OF DISEASE RISK FOR PERIODONTAL DISEASE

     Our first genetic susceptibility test, PST, identifies patients at risk for severe gum disease (periodontitis). Periodontitis is a bacterially-induced chronic inflammation that destroys the collagen fibers and bone that surround and support the teeth. Untreated, periodontitis will eventually result in tooth loss. Individuals who test positive for this genotype will normally be placed on a more frequent recall program with their dental provider, and would be candidates for more aggressive treatment.

     The PST is the result of a scientific breakthrough in which an association was discovered between a specific IL-1 genetic marker (i.e., a genetic variation or polymorphism associated with increased disease incidence or severity) and severe periodontal disease. IL-1 is a cytokine or protein that is known to play a role in inflammation and the expression of periodontal disease. Patients with this specific genotype have been found to progress more rapidly towards severe periodontal disease. It has also been determined that cells with this genotype produce as much as four times more IL-1 in response to the same bacterial challenge. Prevention or therapeutic intervention aimed at reducing the bacterial challenge should decrease the stimulus for IL-1 production and thereby protect the patient against the potentially destructive effects of this genotype. Based on clinical trials we have conducted and our experience to date, we estimate that approximately 30% of the population will test positive for this genotype.

     We have developed PST pursuant to a project agreement between us and Sheffield University. In November, 1997, a patent related to the detection of genetic predisposition to periodontal disease was issued to the Company. We initiated commercial sales of PST in October 1997. In December 1998, we entered into an agreement with Washington Dental Service, a member of Delta Dental Plans Association, for the purchase of 1,200 PST tests to be used in a study sponsored by Washington Dental Service, in collaboration with the University of Washington School of Dentistry. The study is designed to quantify the relationship between PST genotype status and the utilization of dental services by patients in a dental plan.

     The study, which began in early 1999, will provide scientific and financial information about PST in a reimbursement system. If patients who are at increased risk for periodontal disease can be identified early using PST, services can be provided which should minimize the progression of disease and the cost and complications of its consequences. The most costly dental procedures are usually those associated with tooth loss due to advanced disease (i.e., bridges, partial dentures, implants, etc.). Therefore, early identification and intervention of high-risk patients is in the patients' and payer's best interest. We believe that the results of this study will provide important scientific and financial data regarding the use of PST as a treatment-planning tool to assess risk before actual damage occurs. The data from the study may be available for analysis in mid 2001.

     In October 2000, we introduced a cheek swab based PST test to replace earlier blood and saliva based tests.

TEST PREDICTIVE OF DISEASE RISK FOR OSTEOPOROSIS

     Osteoporosis, the most common bone disease, results in a decrease in the amount of normal bone which leaves the affected individual more susceptible to fractures. We have identified a genetic marker that in clinical trials was associated with a more rapid loss of bone in women after menopause. In other studies, we have shown that the IL-1 genotype predicts risk for certain types of bone fractures due to osteoporosis.

     The clinical utility of our osteoporosis susceptibility test lies in its ability to predict a patient's future bone density trend and risk of fracture. A genotype positive test result is a significant risk factor for accelerated bone loss after menopause. A positive patient is more likely to exhibit low bone mineral density and experience severe fractures compared to a genotype negative patient. Early patient identification and appropriate intervention can alter the rate of the disease.

     Our test provides data that will allow practitioners to practice preventive medicine. Results of this test will assist women who are approaching menopause in deciding whether to start treatment for osteoporosis. This will enable counseling at a sufficiently early stage in the process that significant bone loss can be avoided through lifestyle modification and/or drug/hormone therapy.

     During 2000, we completed a large scale clinical trial on the osteoporosis test. The data from this trial confirms that genetic factors identified by us are associated with an increase in risk of osteoporosis in genotype-positive persons compared to genotype negative persons.

TEST PREDICTIVE OF DISEASE RISK FOR CORONARY ARTERY DISEASE (PATENT PENDING)

     Our coronary artery disease test (the "CAD test") is a genetic test capable of detecting those individuals with a significantly higher level of susceptibility to coronary artery disease. This genetic marker can be combined with other risk factors to identify individuals at high risk for developing a more rapidly progressive and severe form of coronary artery disease.

     The availability of the CAD test will provide practitioners with a means of truly practicing preventive medicine with respect to coronary artery disease. The CAD test can be given to all individuals early in life because genetic risk factors do not change over time. Individuals who test positive for the genotype can be treated with more aggressive approaches to risk factor reduction. As these individuals age, they can be provided with more regular: (i) monitoring of cholesterol levels; (ii) early intervention to alter the level of blood lipids (i.e., cholesterol). Such an approach allows for truly preventive medicine through early risk factor reduction and appropriate monitoring for early detection of any problems.

     During 1999, we completed two large-scale clinical trials. The data from these trials confirms that individuals with the IL-1 genetic marker have an increased risk for heart disease even if such individuals do not have high cholesterol. These findings are significant as over half of the first heart attacks occur in individuals who cannot be identified using traditional risk factors, such as smoking, high cholesterol, and diabetes. Genetic factors that are independent of cholesterol may be of importance in identifying new populations at increased risk for early heart disease. Once identified, these individuals may reduce that risk by lowering cholesterol levels, even when the cholesterol levels would not be considered "high" by currently accepted norms. These factors may also provide new approaches to prevention and therapy.

TEST PREDICTIVE OF DISEASE RISK FOR RETINOPATHY IN DIABETICS (PATENT PENDING)

     Another genetic susceptibility test which we are currently developing is a test to determine susceptibility to sight-threatening retinopathy in diabetics. This susceptibility involves a continued and increased risk of losing vision when an individual has been diagnosed with diabetes.

     Diabetes mellitus is among the most serious and common chronic diseases in the world today. Although the name implies to many people simply a problem with "sugar in the blood", the true health burden of diabetes is enormous. In fact, diabetes mellitus is a serious metabolic disorder that puts people with the disease at substantially increased risk of cardiovascular disease and specific complications to the eyes, kidneys and nervous system. People with diabetes are 2-6 times more likely to have heart disease and 2-4 times more likely to experience a stroke. Diabetes is the leading cause of blindness among adults ages 20-40 and is the leading cause of end stage kidney disease leading to dialysis. In addition, more than 56,000 people lose their foot or leg to diabetes each year.

     Along with the extensive health problems of diabetes comes a staggering economic burden. Diabetes affects approximately 16 million people in the United States alone, almost 6% of the population. Total costs of diabetes care in 1997 were approximately $98 billion with per capita costs for those with diabetes nearly fourfold the costs for people without diabetes. Since the incidence of diabetes increases with age, the continual aging of the "baby boom" population is expected to continue to substantially expand the number of individuals with diabetes over the coming decades. Interleukin Genetics is working with leaders in the field of diabetes to develop a genetic test that we believe will aid in identifying people with diabetes who are at particularly high risk of experiencing the severe and costly complications of the disease. By identifying these individuals earlier than we can currently, intensive therapy may be started sooner in an effort to delay, or prevent, the complications before they develop.

TEST PREDICTIVE OF COMPLICATIONS FOLLOWING ANGIOPLASTY (RESTENOSIS)

     Restenosis is the reclosure of the heart's arteries after an angioplasty or coronary stent. Restenosis remains a significant clinical problem, affecting, 20-30% of patients treated with stents. Our restenosis test will be a genetic test capable of identifying individuals at increased risk of restenosis at 6-9 months after their first procedure.

     During 2000, we completed, together with collaborators from Munich, Germany and Sheffield, England, a large scale clinical trial of 1850 patients who underwent angioplasty and stent placement. Six months later, those patients were examined and those who carried the IL-1 genetic markers believed to be associated with decreased risk for restenosis had a 22% lower risk for restenosis. Among patients under 60 years of age, the protective benefit was 37%.

TESTING PROCEDURE

     Each of our genetic susceptibility tests require dentists or physicians to follow a specific protocol. To conduct a genetic susceptibility test, the doctor does a sample cheek swab and submits it to the laboratory of our strategic partner. The laboratory then performs the test following our specific protocol and informs the dentist or physician of the results. The dentist/physician in turn, informs the patient and determines the appropriate course of action.

PRE-MARKETING TRIALS/STATUS OF PREDICTIVE TESTS

     As an internal procedural standard, we conduct three categories of clinical trials in conjunction with our genetic susceptibility tests. The first trial is called a proof of principle trial, used to prove a laboratory finding. The results of this trial are utilized to support the initial patent application and therefore the trial needs to be completed before the patent application can be filed. The second trial is a confirmatory trial. The purpose of the confirmatory trial is to independently confirm the results of the proof of principle trial. The third category of trial relates to clinical utility. The clinical utility trial is conducted to learn what is the most effective utilization of the test in actual clinical practice.

     Following confirmatory studies, additional trials are completed on larger populations to help develop broad scientific evidence supporting the clinical utility of each of our tests. Such additional trials not only strengthen the support for each tests' known use (i.e., detecting genetic susceptibility) but also lead to additional practical uses of the susceptibility tests (e.g., use of the susceptibility tests to determine a patient's responsiveness to a given drug).

PRODUCT DEVELOPMENT

     We have ongoing research to continue to identify other genetic factors that appear to be associated with other diseases. We plan on filing additional patent applications to cover these discoveries. It is our intent to bring these discoveries to market in the form of tests predictive of disease risk or medical research tools.

     We have also come upon certain genetic factors that might be likely candidates to serve as therapeutic targets. Drug agents might act upon these genetic factors to reduce or increase biological actions to assist in the treatment of diseases or disease symptoms. We are considering certain collaborative long term relationships with pharmaceutical companies as a method to provide for either the licensing of these discoveries or to assist in the research and development of future products.

STRATEGIC ALLIANCES AND COLLABORATIONS

     Our strategy is to develop products for research and clinical use and commercialize such products through strategic alliances. We have followed a strategy of working with strategic partners at the fundamental discovery stage. This strategy has given us access to discoveries while reducing up-front research expenses.

                              SHEFFIELD UNIVERSITY

     Since 1994, we have had a strategic alliance with the Department of Molecular and Genetic Medicine at Sheffield University in the United Kingdom ("Sheffield"). Sheffield is a world leader in the genetic aspects of common diseases with an inflammatory component. Under this alliance, Sheffield has provided to us the fundamental discovery and genetic analysis from Sheffield's research laboratories and we have focused on product development, including clinical trials, and the commercialization of these discoveries.

     In October 1999 we entered into a new arrangement with Sheffield and its investigators replacing the research and development agreement that had been in place with Sheffield since 1996. Pursuant to this new arrangement, we issued an aggregate of 475,000 shares of its Common Stock to Sheffield and certain of its investigators in exchange for the relinquishment by Sheffield of its interests under certain previous agreements with us. In addition, this agreement requires us to issue to Sheffield and certain of its investigators options to purchase 50,000 shares of stock at the current market price each June 30th during the period of time the arrangement is in place. Sheffield is entitled to additional options to purchase 10,000 shares of stock at the current market price each June 30th for each patent which is approved during the previous twelve months.

                                  DELTA DENTAL

     In December 1998, we signed an agreement with Washington Dental Service, a member of the Delta Dental Plans Association, for the purchase of 1,200 PST tests. The tests will be used in a study, sponsored by Washington Dental Service, in collaboration with the University of Washington School of Dentistry and us. The study is designed to quantify the relationship between PST genotype status and the utilization of dental services by patients in a dental plan.

     The study, began in March 1999, is expected to provide scientific and financial information about PST in a reimbursement system. This study is also expected to provide scientific and financial data regarding the use of PST as a treatment-planning tool to assess risk. The data from the study may be available for analysis in the middle of 2001.

                            KENNA TECHNOLOGIES, INC.

     In November 2000, we licensed to Kenna Technologies, Inc a non-exclusive license for the worldwide commercialization of our patented Biological Disease Modeling System, BioFusion, and its user interface technologies, the Integrated Disease Information System (IDIS). The transaction included an upfront license fee and royalties. Currently, Kenna is offering BioFusion tools for the research exploration of bone remodeling and metabolism (e.g. osteoporosis, periodontal disease), middle ear infections and certain cancer related modules.

                          BRIGHAM AND WOMEN'S HOSPITAL

     In November 2000, we entered an agreement with Brigham and Women's Hospital ("BWH") to investigate the genetic control of inflammation. The proprietary screening platform to be used in the BWH study, the Inflammatory Response Induction System ("IRIS"), allows the rapid evaluation of inflammatory responses in humans with specific IL-1 genetic variations. We believe the BWH studies will improve understanding of how IL-1 genetic variations affect their risk for several chronic diseases and will help identify preventive and therapeutic compounds for patients who are at increased risk. We anticipate the BWH studies to be completed within twelve months at a total cost of approximately $278,000.

                              GENOME THERAPEUTICS

     In November 2000, Genome Therapeutic Corp., a leading genomics company commenced a commercial research program for us to provide DNA sequencing information, including identifying variations in individual sections of genetic information. This is known as Single Nucleotide Polymorphisms ("SNP") detection. The program is focusing on key genes in a very specific chromosomal region known to researchers as 2q13, which we and others have shown to be associated with risk for inflammatory diseases, including Alzheimer's disease, asthma, cardiovascular disease, diabetes, gastric cancer and osteoporosis. This contract is expected to be completed in six months at a total cost of approximately $502,000.

                          PST COMMERCIAL PARTNERSHIPS

     In December 1997, we entered into an agreement with Medicadent, A French corporation ("Medicadent"), to market and sell PST in France. In August 1998, we entered into an agreement with H.A. Systems, Ltd. market and sell PST in Israel. In March 1999, we entered into an agreement with the Straumann Company to market and sell PST in the United States and Puerto Rico. Straumann launched its PST promotional activities in April 1999. In December 2000 we entered an agreement with HainDiagnostika/ ADS GmbH for the marketing, distribution and processing of PST for all countries outside of North America and Japan.

INTELLECTUAL PROPERTY

     Our commercial success may depend at least in part on our ability to obtain appropriate patent protection on our drug discovery and diagnostic products and methods. We currently own exclusive rights in six issued U.S. patents, we've received two Notices of Allowances (indicating that patents will shortly issue) and have twenty two pending U.S. patent applications, which are based on novel genes or novel associations between particular gene sequences and certain inflammatory diseases, and disorders. Of the six issued patents, four relate to genetic tests for periodontal disease, osteoporosis, asthma and sepsis and two relate to BioFusion, our biologic modeling software.

     We have been granted a number of corresponding foreign patents and have a number of foreign counterparts of our U.S. patents and patent applications pending.

     We are continuing to identify novel interleukin genes and genetic markers.

     We have received trademark protection for PST, our periodontal susceptibility test. Our proprietary technology is subject to numerous risks, which we discuss in "Factors Affecting Future Performance" beginning on page 12 of this report.

COMPETITION

     Competition in our potential markets is intense. Although testing for major genetic defects, such as Down's Syndrome, have been available for years, genetic susceptibility testing for multi-factorial diseases is a newly emerging growth segment. Despite this segment's relatively young age, other companies do exist which have research programs seeking disease related genes for therapeutic and susceptibility testing purposes, including some that involve treatable/preventable disease. The technologies for discovering genes which predispose individuals to major diseases and approaches for commercializing those discoveries are new and rapidly evolving. Rapid technological developments could result in our potential services, products, or processes becoming obsolete before we recover a significant portion of the related research and development costs and capital expenditures.

     Our competitors in the United States and abroad are numerous and include, among others, major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions, including those receiving funding from the Human Genome Project. The following list of companies may be considered a partial list of our potential competitors: Myriad Genetics, Millennium Prediction Medicine, Canaissarce Pharmaceuticals, Diadexus, Gemini, Oxagen. Myriad has a test for breast cancer and has announced research programs for osteoporosis and coronary artery disease. Many of our potential competitors have considerably greater financial, technical, marketing and other resources than us, which may allow these competitors to discover important genes or successfully commercialize these discoveries before us. If we do not discover disease-predisposing genes, characterize their functions, develop genetic tests and related information services based on such discoveries, obtain regulatory and other approvals, and launch such services or products before competitors, we could be adversely affected.

     Additionally, some of our competitors receive data and funding from the Human Genome Project. The Human Genome Program is a federally funded program focused on sequencing the human DNA and enriching the sequence data with information about its biological function. To the extent our competitors receive data and funding from the Human Genome Project at no cost to them, they may have a competitive advantage over us.

     In the case of newly introduced products requiring "change of behavior" (such as genetic susceptibility tests) multiple competitors may accelerate market acceptance and penetration through increasing awareness. Moreover, two different genetic susceptibility tests for the same disease may in fact test or measure different components, and thus actually be complementary when given in parallel as an overall assessment of risk, rather than being competitive with each other.

     Furthermore, the primary focus of each of the above-referenced companies is performing gene-identifying research for pharmaceutical companies for therapeutic purposes, with genetic susceptibility testing being a secondary goal. On the other hand, our primary business focus is developing and commercializing genetic susceptibility tests for common diseases, with only an ancillary drug discovery program.

GOVERNMENT REGULATION

     The sampling of blood, saliva or cheek scrapings from patients and subsequent analysis in a clinical laboratory does not, at the present time, require Federal Drug Administration ("FDA") or regulatory authority approval inside the U.S. for either the sampling procedure or the analysis itself. The samples are taken in the healthcare provider's office, using standard materials previously approved as medical devices, such as sterile lancets and swabs. The testing procedure itself is performed in one or more registered, certified clinical laboratories under the auspices of the Clinical Laboratory Improvement Act of 1988 ("CLIA"), administered by the Health Care Financing Administration. The federal regulations governing approval of the laboratory facilities and applicable state and local regulations governing the operation of clinical laboratories would also apply to the laboratories performing tests for us. Changes in such regulatory schemes could require advance regulatory approval of genetic susceptibility tests sometime in the future and could have a material adverse effect on our business. In addition, certain billing practices require that we, or a subsidiary, be licensed and regulated under CLIA.

     In addition, while our main focus is on genetic susceptibility testing, we may, in the future, endeavor to partner with pharmaceutical companies in the area of drug development. Any drug products developed by us or our future collaborative partners, prior to marketing in the United States, would be required to undergo an extensive regulatory approval process by the FDA. The regulatory process, which includes preclinical testing and clinical trials of each therapeutic product in order to establish its safety and efficacy, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory agency approval. In addition, delays or rejections may be encountered during the period of therapeutic development, including delays during the period of review of any application. Delays in obtaining regulatory approvals could adversely affect the marketing of any therapeutics developed by us or our collaborative partners, impose costly procedures upon us and our collaborative partners' activities, diminish any competitive advantages that we and our collaborative partners may attain and adversely affect its ability to receive royalties. Once regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which it may be marketed. Further, even if such regulatory approval is obtained, a marketed product and its manufacturer are subject to continuing review. The discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer. Such restriction could include withdrawal of the product from the market.

EMPLOYEES

     As of March 12, 2001, we had 13 full-time and part-time employees. Of our employees, 7 are engaged directly in the development and commercialization of tests and 6 are engaged in administrative or managerial activities. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

FACTORS AFFECTING FUTURE PERFORMANCE

WE HAVE NO ASSURANCE WE CAN RAISE ADDITIONAL NECESSARY CAPITAL

     We anticipate that our current financial resources will be adequate to maintain our current and planned operations until July 2002. There is no assurance that we will be able to raise any additional capital. If additional amounts cannot be raised prior to July 2002, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek protection under the United States Bankruptcy laws.

     Our future capital requirements will depend on many factors. Additional capital may be needed for the commercial launch of additional genetic tests, continued marketing and sales efforts, continued research and development efforts, the protection of our intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. Our research and development activities will require substantial additional capital from private or public sources. There is no assurance that such capital will be available to us on acceptable terms, if at all. The competition for equity capital from public and private sources has intensified among the over 1,000 biotechnology companies in the United States that are dependent on infusions of capital to fund their operations. We are also engaged from time to time in discussions with several companies concerning the licensing of certain of our proprietary technologies or forming strategic alliances, which could provide additional sources of funding to us as well as a possible source of equity capital. We are unable to predict the likelihood of completing any such arrangements. There can be no assurance that we will be successful in obtaining additional capital in amounts sufficient to continue to fund our operations and product development.

WE HAVE A HISTORY OF OPERATING LOSSES, ACCUMULATED DEFICIT AND WE ARE UNCERTAIN OF FUTURE PROFITABILITY

     We incurred net operating losses of $0.8 million in fiscal year 1996, $4.5 million in 1997, $9.5 million in 1998, $6.1 million in 1999 and $5.0 million in 2000. As of December 31, 2000, our accumulated deficit was $31.0 million. Our losses have resulted principally from expenses incurred for research and development and selling, general and administrative activities. These expenses have exceeded our revenues. We have yet to generate any significant revenues from the sale of our genetic susceptibility testing services and there can be no assurance that we will be able to generate significant revenues in the future. We expect our operating losses to continue for the near future as our research and development, sales and marketing activities and operations continue. Our ability to achieve profitability depends on our ability to develop new products and our ability to successfully market and sell our products and services. It is uncertain when, or if, we will become profitable.

WE MAY BE CONSIDERED A NEW BUSINESS VENTURE

     Although we have operated as a contract research firm since 1986, we have limited experience and a short history of operations with respect to marketing and selling susceptibility tests or therapeutics. We have had only minimal revenues related to the sale of our genetic susceptibility testing services. With the exception of our periodontal susceptibility test, the genetic susceptibility tests anticipated to be sold by us have not yet been finally designed, developed, tested or marketed. Therefore, there can be no assurance that we will be able to complete development of these genetic susceptibility tests, that those tests will be accepted in the marketplace, or that the tests can be sold at a profit. Our business may also be affected significantly by economic and market conditions over which we have no control.

RELIANCE ON COLLABORATIVE PARTNERS

     In July 1999, we entered into a new contractual arrangement with the University of Sheffield ("Sheffield") replacing the research and development agreement that had been in place since 1996. Under this new arrangement, we will undertake the development and commercialization of certain discoveries resulting from Sheffield's research. The agreement is non-cancelable for discoveries on which the parties have reached a specific agreement, but may be terminated with or without cause by either party upon six-months notice with respect to new discoveries on which the parties have not yet reached agreement. If Sheffield University terminated the agreement, such termination could make the discovery and commercial introduction of new products more difficult or unlikely. This agreement with Sheffield has a five-year term with an automatic yearly renewal. Pursuant to this new arrangement, we issued an aggregate of 475,000 shares of Common Stock to Sheffield and its investigators in exchange for the transfer of certain patent rights and the relinquishment of any interest in future revenues derived from this research held by Sheffield and its investigators under all previous agreements. We also entered into a research and development services agreement with Sheffield which automatically renews in one-year increments. In connection with this new arrangement, we entered into a five-year consulting agreement with Sheffield's key collaborator. We anticipate entering into additional collaborative arrangements with Sheffield and other parties in the future.

     Since 1997, we have entered several agreements with strategic partners to market and distribute PST. We now believe that through our various partners we have adequate worldwide coverage in the sales, distribution and processing of PST tests. In the majority of these agreements we receive a royalty for each test sold. No assurances can be made regarding the commercial acceptance of PST. In the future we may, in order to facilitate the sale of testing services and/or products, enter into additional collaborative selling arrangements with one or more other persons or companies. It is uncertain whether we will be able to negotiate acceptable collaborative arrangements in the future or that such collaborative arrangements will be successful. If we are unable to identify collaborative partners to sell certain of our services and/or products, we may be forced to develop an internal sales force to market and sell our services and/or products in markets where we are not intending on developing a direct selling presence. Such a process would take more time and potentially cost more. As a result, revenues and earnings would be reduced. Where we have entered into collaborative selling arrangements, our success depends upon the efforts of others and may be beyond our control. Failure of any collaborative selling arrangement could result in limited or delayed revenues and possible losses.

WE MAY NOT BE ABLE TO DEVELOP COMMERCIAL ACCEPTABLE DEVELOPING GENETIC SUSCEPTIBILITY TESTS

     It is uncertain whether we will be successful in developing and bringing to market our current portfolio of future tests based on the genetic discoveries made by us and our collaborators. Even when we discover a genetic marker, additional clinical trials need to be conducted to confirm the initial scientific discovery and to support the scientific discovery's clinical utility in the marketplace. The results of a clinical trial could delay, reduce the test's acceptance or cause our company to cancel a program. Such delays, reduced acceptance or cancellations would limit or delay revenues and may result in losses.

WE HAVE NO ASSURANCE OF INSURANCE REIMBURSEMENT

     Our ability to successfully commercialize existing genetic susceptibility tests and others that we may develop depends in part on obtaining adequate reimbursement for such testing services and related treatments from government and private health care insurers (including health maintenance organizations) and other third-party payors. Physicians' and dentists' decisions to recommend genetic susceptibility tests, as well as patients' elections to pursue testing, are likely to be heavily influenced by the scope and extent of reimbursement for such tests by third-party payors. Government and private third-party payors are increasingly attempting to contain health care costs by limiting both the extent of coverage and the reimbursement rate for new testing and treatment products and services. In particular, services which are determined to be investigational in nature or which are not considered "reasonable and necessary" for diagnosis or treatment may be denied reimbursement coverage. To date, few insurers or third-party payors have agreed to reimburse patients for genetic susceptibility tests.

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

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY

     Our success will partly depend on our ability to obtain patent protection, both in the United States and in other countries, for our products and services. In addition, our success will also depend upon our ability to preserve our trade secrets and to operate without infringing the proprietary rights of third parties.

     We have twenty two (22) U.S. patent applications pending, including applications covering certain of our anticipated genetic susceptibility tests. We also have a number of corresponding foreign patent applications. There can be no assurance that our patent applications will ever be issued as patents or that the claims of any issued patents will afford meaningful protection for our technology or products. Further, others may develop similar products which test for susceptibility related to some diseases and yet avoid infringing upon, or conflicting with, our anticipated patents. In addition, there can be no assurance that any patents issued to us will not be challenged, and subsequently narrowed, invalidated or circumvented.

     Our testing services and/or products may also conflict with patents which have been or may be granted to others. As the biotechnology industry expands and more patents are filed and issued, the risk increases that our products may give rise to a declaration of interference by the Patent and Trademark Office, or to claims of patent infringement by other companies, institutions or individuals. Such entities or persons could bring legal proceedings against us seeking damages or seeking to enjoin us from testing, manufacturing or marketing our products. Patent litigation is costly, and even if we prevail, the cost of such litigation could have an adverse effect on us. If the other parties in any such actions are successful, in addition to any liability for damages, we could be required to cease the infringing activity or obtain a license. It is uncertain whether any license required would be available to us on acceptable terms, if at all. Failure by us to obtain a license to any technology that we may require to commercialize our products could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, there is considerable pressure on academic institutions and other entities to publish discoveries in the genetic field. Such a publication by an academic institution or other entity, prior to our filing of a patent application on such discovery, may compromise our ability to obtain U.S. and foreign patent protection for the discovery.

     We also rely upon unpatented proprietary technologies. We rely on confidentiality agreements with our employees, consultants and collaborative partners to protect such proprietary technology. There can be no assurance that we can adequately protect our rights in such unpatented proprietary technologies, that others will not independently develop substantially equivalent proprietary information or techniques, or otherwise gain access to our proprietary technologies or disclose such technologies.

     The United States Patent and Trademark Office issued new Utility Guidelines in July 1995 that address the requirements for demonstrating utility, particularly in inventions relating to human therapeutics. While the guidelines do not require clinical efficacy data for issuance of patents for human therapeutics, there can be no assurance that the Patent and Trademark Office's interpretations of such guidelines, and any changes to such interpretations will not delay or adversely affect our collaborators' ability to obtain patent protection. The biotechnology patent situation outside the United States is even more uncertain and is currently undergoing review and revision in many countries.

TECHNOLOGICAL CHANGES MAY CAUSE OUR PRODUCTS TO BE OBSOLETE

     Market acceptance and sales of our testing services could also be adversely affected by technological change. It is uncertain whether our competitors will succeed in developing genetic susceptibility tests that circumvent or are more effective than our technologies or services. Further, it is uncertain whether such developments would render our collaborators' technology or services less competitive or obsolete. Further, our testing services could be rendered obsolete as a result of future innovations in the treatment of gum disease, osteoporosis, coronary artery disease, pulmonary fibrosis, asthma, diabetic retinopathy or other disease areas in which we have developments. Such innovations could have a significant negative impact on our ability to market our services effectively.

WE HAVE LIMITED MARKETING OR SALES EXPERIENCE

     Our business strategy is to provide genetic susceptibility testing services aimed at common diseases that are treatable and preventable. The commercial introduction of the periodontal susceptibility test at the beginning of October 1997 represented our first such effort. From its commercial inception through 2000, our periodontal susceptibility test had generated revenues of approximately $1.1 million. With respect to the periodontal susceptibility test, we have devoted substantial human and financial resources to the establishment and staffing of a customer service support facility and the building of a sales and marketing infrastructure. However, we had limited experience in developing and commercially marketing susceptibility testing services and consequently closed the sales and marketing operations in October 2000 and implemented marketing and distribution agreements. It is uncertain whether our customer service support facilities and sales and marketing program will achieve efficient, effective or successful operations. Failure to successfully market such tests could reduce our revenues and may result in losses.

WE MAY FACE POSSIBLE NASDAQ DELISTING RESULTING IN A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK AND POSSIBLE VOLATILITY OF SECURITIES PRICES

     Our common stock is currently listed on the NASDAQ SmallCap Market and the Boston Stock Exchange. If we fail to maintain the qualification for our common stock to trade on the NASDAQ SmallCap Market or the Boston Stock Exchange, our common Stock could be subject to delisting. During 1999, we received several notices from The Nasdaq Stock Market, Inc. ("NASDAQ") stating that the Company was not in compliance with certain of the continued listing requirements of the NASDAQ SmallCap Market. We believe that we currently comply with the continued listing requirements of the NASDAQ SmallCap Market, but we have not been notified by NASDAQ that our belief is correct. However, we cannot assure you that we will maintain the qualifications for continued listing on the NASDAQ SmallCap Market.

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

     The SEC's regulations define a "penny stock" to be any equity security that has a market price less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. The penny stock restrictions will not apply to our shares if they are listed on the NASDAQ SmallCap Market or the Boston Stock Exchange and we provide certain price and volume information on a current and continuing basis, or meet required minimum net tangible assets or average revenue criteria. There can be no assurance that our shares of common stock will qualify for exemption from these restrictions. If such shares were subject to the penny stock rules, the market liquidity for the shares could be adversely affected.

OUR STOCK PRICE HAS BEEN VOLATILE AND WILL LIKELY CONTINUE TO BE VOLATILE

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

WE HAVE NO ASSURANCE OF MARKET ACCEPTANCE FOR GENETIC SUSCEPTIBILITY TESTS

     The commercial success of our genetic susceptibility tests and those that we may develop will depend upon their acceptance as medically useful and cost-effective by patients, physicians, dentists, other members of the medical and dental community and insurers. Broad market acceptance can be achieved only with substantial education about the benefits and limitations of such tests. It is uncertain whether current genetic susceptibility tests or others that we may develop will gain market acceptance on a timely basis. If patients, dentists and physicians do not accept our tests, or take a longer time to accept than we anticipate, then our revenues and profit margins will be reduced and may result in additional losses.

WE ARE SUBJECT TO COMPETITION FROM COMPANIES WITH GREATER RESOURCES THAN US

     Research in the field of disease predisposing genes and genetic markers is intense and highly competitive. Genetic research is characterized by rapid technological change. Our competitors in the United States and abroad are numerous and include, among others, major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions (including those receiving funding from the Human Genome Project). Many of our potential competitors have considerably greater financial, technical, marketing and other resources than us. These greater resources may allow our competitors to discover important genes or genetic markers before us. If we, in conjunction with the Department of Molecular and Genetic Medicine at the University of Sheffield, U.K., do not discover disease predisposing genes or genetic markers associated with increased disease severity, characterize their function, develop susceptibility tests and related information services based on such discoveries, obtain regulatory and other approvals, if needed, and launch such services or products before competitors, then our revenues and earnings will be reduced or eliminated. In addition, any of the susceptibility tests that we may develop, including our periodontal susceptibility test, could be made obsolete by less expensive or more effective tests or methods which may be developed in the future. We expect competition to intensify in our industry as technical advances are made and become more widely known.

WE ARE SUBJECT TO GOVERNMENT REGULATION

     The sampling of blood, saliva or cheek scrapings from patients and subsequent analysis in a clinical laboratory does not, at the present time, require FDA or regulatory authority approval outside the U.S. for either the sampling procedure or the analysis itself. The samples are taken in the healthcare provider's office, using standard materials previously approved as medical devices, such as sterile lancets and swabs. The testing procedure itself is performed in one or more registered, certified clinical laboratories under the auspices of the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). In general, the federal regulations promulgated pursuant to CLIA governing the approval of laboratory facilities and applicable state and local regulations governing the operation of clinical laboratories apply to our subsidiary which operates a laboratory but not to Interleukin Genetics, Inc. Currently our subsidiary operates an approved CLIA laboratory. Additionally, changes in existing regulations could require advance regulatory approval of genetic susceptibility tests which may result in a substantial curtailment or even prohibition of our activities without regulatory approval if our tests ever require regulatory approval, the costs of introduction will increase and marketing and sales may be significantly delayed.

     Although our primary business is to develop genetic susceptibility testing services, we may also develop or assist others to develop, drugs or other treatments for the diseases related to our tests. The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the manufacturing and marketing of drug products such as those potentially to be developed by our company or any partner. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. The time required for FDA approvals is uncertain and typically takes a number of years, depending on the type, complexity and novelty of the product. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses. Because certain of the products likely to result from our research and development programs involve the application of new technologies and will be based on new approaches, such products may be subject to substantial additional review by various governmental regulatory authorities and as a result, regulatory approvals may be obtained more slowly than for products using more conventional technologies. There can be no assurance that FDA approvals will be obtained in a timely manner, if at all. Any delay in obtaining, or the failure to obtain, such approvals would adversely affect our ability to generate product or product sales. Even if FDA approvals are obtained, the marketing and manufacturing of drug products are subject to continuing FDA and other regulatory review, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. Additional governmental regulations may be promulgated which could delay regulatory approval of our potential products. We cannot predict the impact of adverse governmental regulation which might arise from future legislative or administrative action.

     We intend to generate product revenues from sales outside of the United States. Distribution of our testing services or products outside the United States may be subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary by country. It is uncertain whether we will obtain regulatory approvals in such countries or that we will be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in reduced revenues and increased losses.

WE FACE PRODUCT LIABILITY EXPOSURE

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

OUR INDUSTRY HAS ETHICAL, LEGAL AND SOCIAL IMPLICATIONS

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

     We are taking a proactive stance in the ethical arena. Dr. Philip Reilly, our Chief Executive Officer, is both an M.D. (certified specialist in clinical genetics) and an attorney. He will advise us in the area of genetic testing and its ethical, legal and clinical utility ramifications. Additionally, we are currently advising doctors who administer our genetic susceptibility tests to take special efforts to maintain the confidentiality of the test results. Our intent is to avoid information about test results being disclosed to insurers until issues regarding insurability have been fully analyzed and acted upon by the appropriate legislative bodies.

WE DEPEND ON KEY PERSONNEL AND CONSULTANTS

     Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified management, scientific and technical personnel. Our company will also be dependent upon the ability to hire qualified marketing and sales personnel. Competition for scientific, marketing and sales personnel is intense. Loss of the services of Dr. Reilly, our Chief Executive Officer, or Dr. Kornman, our founder and Chief Scientific Officer, could adversely affect our research and development programs and susceptibility testing service business and could impede the achievement of our business objectives. We do not maintain key man life insurance on any of our personnel.

WE ARE SUBJECT TO INFLUENCE BY PRINCIPAL SHAREHOLDERS, OFFICERS AND DIRECTORS

     As of March 1, 2001, our directors, executive officers and certain of their affiliates beneficially owned approximately 20% of our outstanding Common Stock. Accordingly, these shareholders, individually and as a group, may be able to influence the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Certificate of Incorporation or By-Laws and the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets. Such control by existing shareholders could have the effect of delaying, deferring or preventing a change in control.

WE ARE SUBJECT TO VARIOUS PROVISIONS THAT COULD DELAY OR PREVENT A CHANGE OF CONTROL OF THE COMPANY

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

ITEM 2.  PROPERTIES

     In 2000 we completed a move of our Corporate and Research and Development offices from San Antonio, Texas to Waltham Massachusetts. The new offices are located at 135 Beaver Street and contain approximately 4000 square feet.

     Our former corporate headquarters and research and development offices, located at 100 N.E. Loop 410, Suite 820, San Antonio, Texas, contain 8,131 usable square feet held under a lease expiring May 31, 2003 and has been subleased by us until the expiration of this lease. We also lease space located at 4400 MacArthur Boulevard, Suite 980, Newport Beach, California which contains 1,798 usable square feet and has been subleased until the expiration of the original lease in April 2001.

ITEM 3.  LEGAL PROCEEDINGS

     We are not engaged in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock began trading on The NASDAQ SmallCap Market on November 26, 1997 under the symbol "MSSI" and on the Boston Stock Exchange under the symbol "MSI." In August 1999, the Company's Common Stock symbol changed to "ILGN" on the NASDAQ SmallCap Market and "ILG" on the Boston Stock Exchange. Prior to November 1997, there was no established trading market for the Common Stock. The following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock, as reported by the NASDAQ SmallCap Market. The quotations represent prices in the over-the-counter market between dealers and securities, and do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                                             HIGH       LOW
2000:                                                       -------    ------
  First Quarter...........................................  $18.000    $6.060
  Second Quarter..........................................  $10.563    $3.000
  Third Quarter...........................................  $ 6.500    $3.125
  Fourth Quarter..........................................  $ 5.000    $2.250

                                                              HIGH      LOW
1999:                                                        ------    ------
  First Quarter............................................  $1.313    $0.406
  Second Quarter...........................................  $3.500    $0.781
  Third Quarter............................................  $3.313    $1.500
  Fourth Quarter...........................................  $9.000    $1.875

                             NUMBER OF SHAREHOLDERS

     As of March 20, 2001, there were approximately 146 record holders of the Company's Common Stock.

DIVIDENDS

     The Company has not declared any dividends to date and does not plan to declare any dividends in the foreseeable future.

SALE OF UNREGISTERED SECURITIES

     Previously reported.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth financial data with respect to the Company as of and for each of the five years ended December 31, 2000. The selected financial data as of and for each of the five years ended December 31, 2000 have been derived from the financial statements of the Company. The financial statements and the reports thereon as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

                                                       YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------------
                                     2000           1999          1998          1997         1996
                                  -----------   ------------   -----------   -----------   ---------
STATEMENT OF OPERATIONS DATA:
Revenue.........................      256,387        477,497       412,942       197,928   1,918,879
Cost of revenue.................      183,833        201,182       393,274       168,442     547,766
Gross Profit....................       72,554        276,315        19,668        29,486   1,371,113
Operating Expenses:
  Research and Development......    2,167,409      3,570,845     2,799,220     1,223,468     958,249
  Selling, general and
     administrative.............    3,093,379      2,904,210     7,220,444     2,868,057   1,162,768
  Total Operating Expenses......    5,260,788      6,475,055     9,999,664     4,091,525   2,121,017
                                  -----------   ------------   -----------   -----------   ---------
Loss from operations............   (5,188,234)    (6,198,740)   (9,999,996)   (4,062,039)   (749,904)
Other Income (expense):
  Interest income...............      280,298        107,446       379,054        53,889       8,561
  Interest expense..............      (22,514)       (59,189)      (94,597)     (485,062)    (34,229)
  Other income (expense)........      (48,377)        11,880        11,124            --          --
                                  -----------   ------------   -----------   -----------   ---------
Net loss........................   (4,978,827)    (6,138,603)   (9,704,415)   (4,493,212)   (775,572)
                                  ===========   ============   ===========   ===========   =========
Beneficial conversion
  attributable to preferred
  stock.........................           --     (5,000,000)           --            --          --
                                  -----------   ------------   -----------   -----------   ---------
Net loss applicable to common
  stock.........................  $(4,978,827)  $(11,138,603)  $(9,704,415)  $(4,493,212)  $(775,572)
                                  ===========   ============   ===========   ===========   =========
Basic and diluted net loss per
  common share..................        (0.27)         (1.15)        (1.75)        (1.19)      (0.18)
Weighted average common shares
  outstanding...................   18,315,320      9,720,621     5,540,895     3,773,474   4,288,436

                                                             AS OF DECEMBER 31,
                                       --------------------------------------------------------------
                                          2000         1999          1998         1997        1996
                                       ----------   -----------   ----------   ----------   ---------
SELECTED BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities.........................   5,448,101     2,656,116    2,432,271    1,212,772      55,966
Working capital (deficit)............   4,457,828     1,967,943    1,462,748   11,186,863    (735,986)
Total assets.........................   5,694,511     3,176,159    3,672,890   12,823,376     311,962
Long term debt and capital lease
  obligations, less current
  portion............................      46,989        99,246      604,507      580,739     200,834
Stockholders' equity (deficit).......   4,493,805     2,153,178    1,846,348   11,286,889    (699,748)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

     Interleukin Genetics, Inc., a Delaware corporation is a functional genomics company focused on personalized medicine. We believe that by identifying individuals at risk for certain diseases and combining it with specific therapeutic interventions, better healthcare decisions can be made, reducing costs and greatly improving patient health outcomes. We have a growing portfolio of patents covering the genetics of many common diseases and conditions, including cardiovascular diseases, osteoporosis, complications of diabetes, restenosis and periodontal disease.

     We believe that one of the great challenges confronting medicine today is to find the key to understanding why some people are more prone than others to developing serious chronic diseases and why some people respond to medicine for those diseases better than others. Until doctors are able to understand the underlying causes for such variability in chronic diseases, the practice of medicine will remain largely constrained to our current approach of prescribing therapies based on broad, sweeping recommendations in which very large groups of people with the same stage of disease all receive the same treatment. This approach to medicine is, in many ways, quite impersonal and it is often ineffective.

     Until now, scientific study of chronic diseases has largely focused on identifying factors that initiate or "cause" a disease. Common examples of such factors include cholesterol in the case of heart disease, bacteria of the mouth in the case of periodontal disease and reduced estrogen levels in the case of osteoporosis. However, the mere presence of these initiating factors does not mean a person will develop a disease. For example, everyone with a cholesterol level considered high does not develop heart disease nor does everyone with a normal cholesterol level avoid heart disease. Rather, the common diseases as we know them only develop when our bodies respond to the initiating factors in a way that results in a problem.

     We believe that the recent expansion in understanding of human genetic information coming from programs like the Human Genome Project will likely change the impersonal way medicine is practiced forever. This is because the response of an individual's body to the common disease initiating factors is largely determined by their specific genes. By using the new tools of the genomic era, scientists will be able to study how differences in a specific individual's genetic information directs their body to respond to these disease initiating factors in different ways. This is likely to be true both for identifying who is most likely to develop one disease or another and who is most likely to respond to one or another medicine. Since it is our genes that make us unique, at least in the biologic sense, tailoring medical therapy based on knowledge of our genetic tendencies will enable doctors to move beyond the one size fits all approach to prescribing medicines and enable them to practice medicine which is more "personalized" to each of us based upon our unique genetic make-up.

     Our first genetic test, PST(R), a test predictive of risk for periodontal disease, is currently marketed in the United States, Europe and Israel. Other products under development include tests predictive of risk for osteoporosis, coronary artery disease, complications of diabetes and restenosis.

     We have also developed and licensed medical research tools, including BioFusion(R), to pharmaceutical and biotech companies. BioFusion is a computer modeling system that integrates genetic and other sub-cellular behavior, biological functions, and clinical symptoms to simulate complex diseases. This system allows useful information to be derived from rapidly increasing databases of gene expression being generated in companies and academic centers worldwide.

     In August 2000, we entered into an agreement with Kenna Technologies, Inc. ("Kenna") whereby we granted Kenna a perpetual, non-exclusive license to certain disease information system technology and to certain biological modeling technology, including the Biofusion system mentioned above. In consideration for these license rights, Kenna paid us a non-refundable initial licensing fee of $80,000 and has agreed to pay royalties based upon net sales from certain of the licensed technology, as defined, for periods ranging from five to ten years. We are recognizing the initial licensing fee of $80,000 ratably over the term of the agreement.

     We have followed a strategy of working with strategic partners at the fundamental discovery stage. This strategy has given us access to discoveries while reducing up-front research expenses. Since 1994, we have had a strategic alliance with the Department of Molecular and Genetic Medicine at Sheffield University ("Sheffield") in the United Kingdom. Under this alliance, Sheffield has provided us with the fundamental discovery and genetic analysis from their research laboratories, and we have focused on product development, including clinical trials, and the commercialization of these discoveries. We have issued 475,000 shares of common stock to Sheffield and its investigators, which was valued at $1,128,125 and was expensed in the third quarter of 1999. In addition, we are required to issue Sheffield and its investigators 50,000 options to purchase common stock each June 30th during the period of time the arrangement is in place, and 10,000 additional options to purchase common stock each June 30th for each patent which is approved during the previous twelve months.

     In December 2000, we entered into a license agreement with Hain Diagnostika/ADS GmbH ("Hain") for the marketing, distribution and processing of PST in all countries outside of North America and Japan. Hain has extensive experience in commercializing genetic tests on its DNA-STRIP Technology Platform in several fields as well as a specific commitment to marketing products directly to dentists. Hain's central facility offers excellent turnaround times, high quality laboratory operations and a sales and technical staff to support clinical users.

     In March 1999, we entered into an exclusive agreement with the Straumann Company, a leading supplier of dental implants, to market and sell PST in the United States and Puerto Rico. Straumann launched its PST promotional activities in April 1999. In September 2000, we amended the Straumann agreement to be non-exclusive and entered into an agreement with Kimball Genetics, Inc., who has expertise in the processing and analysis of genetic tests and their results. Under the terms of this agreement, Kimball has a co-marketing right with Straumann and will process and analyze all PST tests in the United States and Puerto Rico. We believe that through our various partners we have adequate coverage in the sales, distribution and processing of PST. In the majority of these agreements we receive a royalty for each test sold. Revenue for PST sales has been $237,000, $457,000 and $390,000 for the years ended December 31, 2000, 1999 and 1998 respectively.

     During 2000, we changed our strategy for marketing and distributing PST. We no longer market, distribute or process the PST tests ourselves. We now use third party marketers and distributors from whom we earn royalties. We believe that while this will reduce revenues in the short-term it will also improve margins and reduce operating costs.

RESULTS OF OPERATIONS

  Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

     Revenue for the year ended December 31, 2000 was $256,387 as compared to $477,497 for the year ended December 31, 1999, representing a decrease of $221,110 or 46%. In June 1999 we received an up-front payment of $150,000 from Dumex-Alpharma A/S for the rights to distribute our genetic susceptibility test for periodontal disease PST(R) in nine European countries. We recognized $85,000 of this payment as revenue during 1999 and no revenue from this source during 2000. The decrease in revenue is also the result of an October 2000 change of our method of distributing PST. Since October, we license the marketing rights for PST and collect only royalties. This has reduced our per test revenue and cost of revenues per test.

     Cost of revenues was $183,833 for the year ended December 31, 2000 as compared to $201,182 for the same period in 1999, representing a decrease of $17,349 or 9%. This decrease is primarily the result of the decrease in revenue discussed above. Gross margin decreased to 28% in 2000 from 58% in 1999 primarily as a result of the fee from Dumex-Alpharma A/S recognized in 1999 mentioned above.

     For the year ended December 31, 2000, we had research and development expenses of $2,167,409 as compared to $3,570,845 for 1999, a decrease of $1,403,436 or 39%. This decrease was primarily due to $1,128,125 of non-cash expense in 1999 associated with issuance of 475,000 shares of common stock to the University of Sheffield and its investigators in conjunction with the new arrangement entered into in October 1999. We expect clinical trial related expenses to increase during 2000 and future periods.

     For the year ended December 31, 2000, we had selling, general and administrative expenses of $3,093,379 as compared to $2,904,210 for 1999, an increase of $189,169 or 6%. The increase is primarily the result of costs of approximately $200,000 associated with our relocation to Waltham, Massachusetts.

     Interest income increased to $280,298 in 2000 from $107,446 in 1999, an increase of $172,852 or 161%. This increase is attributable to the increase in cash and investments resulting from the completion of private placements in January and December 2000. The reduction in our debt obligations is the primary reason for the decrease in interest expense from $59,189 in 1999 to $22,514 in 2000, a decrease of $36,675 or 62%.

     Net loss applicable to common stock was $4,978,827 in 2000 compared to $11,138,603 in 1999, a decrease of $6,159,776 or 55%. The decrease is due primarily to a $5,000,000 charge in 1999 for the beneficial conversion feature of preferred stock issued in our June 1999 Private Placement. Upon Shareholder approval of the Private Placement in August 1999 all of the preferred stock converted to common stock.

  Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

     Revenue for the year ended December 31, 1999 was $477,497 as compared to $412,942 for the year ended December 31, 1998, representing an increase of $64,555 or 16%. The increase in revenue is primarily attributable to higher average selling price for PST.

     Cost of revenues was $201,182 for the year ended December 31, 1999 as compared to $216,284 for the same period in 1998, representing a decrease of $15,102 or 7%. This decrease was primarily attributable to lower laboratory costs for processing PST tests. Gross margin improved to 58% from 48% due to the higher average selling price of PST and the lower processing costs.

     For the year ended December 31, 1999, we had research and development expenses of $3,570,845 as compared to $2,799,220 for 1998, an increase of $771,625 or 28%. This increase was due to $1,128,125 of non-cash expense associated with issuance of 475,000 shares of common stock to the University of Sheffield and its investigators in conjunction with the new arrangement entered into in October 1999.

     Selling, general and administrative expenses decreased for 1999 to $2,904,210 from $7,200,444 in 1998, a decrease of $4,296,234 or 60%. The decrease reflects the reduction in personnel, infrastructure and related costs as we shifted from an internal sales staff to the use of outside distributors to sell its PST tests.

     Interest income decreased to $107,446 in 1999 from $379,054 in 1998. This decrease is attributable to lower levels of cash and investments due to losses from operations and a $585,992 reduction in our debt obligation. The reduction in the debt obligation is also the primary reason for the interest expense decreasing from $94,597 in 1998 to $59,189 in 1999, a decrease of $35,408 or 37%.

     Net loss applicable to common stock increased to $11,138,603 in 2000 from $9,508,275, an increase of $1,630,328, or 17% due to a $5,000,000 charge for the beneficial conversion feature of preferred stock as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, we had cash, cash equivalents and marketable securities of $5,390,601. Cash, cash equivalents and marketable securities generated interest income of $280,298 for the year ended December 31, 2000. In January 2001, we sold in a private placement 1.2 million shares of Common Stock for $2.50 per share and we issued to the purchasers warrants to purchase 600,000 shares of Common Stock exercisable at $3.00 per share. Approximately $3.0 million of net proceeds was received from issuance of common stock and warrants.

     Net cash used in operating activities was $4,182,050 during the year ended December 31, 2000 as compared to $4,662,099 used during 1999. Cash was used to fund operating losses and was partially offset by increases in accounts payable and accrued expenses and by non-cash charges from the issuance of stock and stock options for services rendered.

     Investing activities used cash of $1,044,746 in 2000 and $1,510,184 in 1999. During the years ended December 31, 2000 and 1999, we used cash to purchase marketable securities as we shifted excess cash from cash and cash equivalents into marketable securities to earn a preferred interest rate.

     Financing activities provided cash of $6,949,741 for the year ended December 31, 2000 and $4,408,628 for the year ended December 31, 1999. During 2000, we received $7,010,103 in net proceeds from the issuance of common stock and warrants, net of expenses. During 1999, we received $4,706,927 in net proceeds from the issuance of convertible preferred stock and $380,545 in net proceeds from the issuance of common stock. We made capital lease payments of $67,474 in 2000 and $103,540 in 1999.

     We currently do not have any commitments for material capital expenditures. Our obligations at December 31, 2000 for capital lease obligations totaled $95,649, of which $46,989 is classified as long-term and $48,660 is classified as current. These capital lease obligations have mature through August 2003 at various interest rates. We have entered into research agreements with Brigham and Women's Hospital and Genome Therapeutics Corp. under which we have future cash commitments of $210,000 and $502,000, respectively, at December 31, 2000.

     We anticipate that our existing cash and cash equivalents, together with anticipated interest income and revenue, will be sufficient to conduct operations as planned until July 2002. However, our future capital requirements are anticipated to be substantial, and we do not have commitments for additional capital at this time. Such capital requirements are expected to arise from the commercial launch of additional genetic tests, continued research and development efforts, the protection of our intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. We plan to raise capital through equity and/or debt issuance when, and if, such capital is available to us. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED AND WE ARE UNABLE TO SUBSTANTIALLY REDUCE OUR EXPENSES, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We maintain an investment portfolio consisting of securities of U.S Treasury Notes. The securities held in our investment portfolio are short-term and subject to minimal interest rate risk. Changes in interest rates affect the fair market value of these securities. After a review of our marketable securities as of December 31, 2000, we have determined that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the financial statements as a whole.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company, together with the Independent Auditors Report appears on pages F-2 through F-18 of this report. See the "Index to Financial Statements" on page F-1 of this report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Information required under this Item will be contained in the Company's Proxy Statement for its 2001 Annual Meeting, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required under this Item will be contained in the Company's Proxy Statement for its 2001 Annual Meeting, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required under this Item will be contained in the Company's Proxy Statement for its 2001 Annual Meeting, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this Item will be contained in the Company's Proxy Statement for its 2001 Annual Meeting, which is incorporated herein by reference.

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

EXHIBIT
  NO.                      IDENTIFICATION OF EXHIBIT
-------                    -------------------------
 2.1      Plan of Reorganization and Merger dated July 12, 2000 by and between Interleukin Genetics, Inc., a Texas Corporation, and
          Interleukin Genetics, Inc., a Delaware Corporation.
          (incorporated herein by reference to Exhibit 2.1 of the
          Company's Quarterly Report on Form 10-Q filed August 14,
          2000).
 3.1      Articles of Incorporation of the Company, as amended
          (incorporated herein by reference to Exhibit 3.1 the
          Company's Quarterly Report on Form 10-Q filed August 14,
          2000).
 3.2      Bylaws of the Company, as adopted on June 5, 2000
          (incorporated herein by reference to Exhibit 3.2 the
          Company's Quarterly Report on Form 10-Q filed August 14,
          2000).
 4.1      Form of Stock Certificate representing Common Stock, $.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 the Company's Quarterly Report on Form 10-Q
          filed August 14, 2000).

EXHIBIT
  NO.                      IDENTIFICATION OF EXHIBIT
-------                    -------------------------
 4.2      Form of Representative's Warrant (incorporated herein by
          reference to Exhibit 4.2 of the Company's Registration
          Statement No. 333-37441 on Form SB-2 filed October 8, 1997).
 4.4      Form of Warrant Agreement (incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement No.
          333-37441 on Form SB-2 filed October 8, 1997).
 4.5      Form of Warrant Certificate (incorporated herein by
          reference to Exhibit 4.6 of the Company's Registration
          Statement No. 333-37441 on Form SB-2 filed October 8, 1997).
 4.6      Warrant dated June 15, 1999, granted to Fine Equities, Inc.
          (incorporated herein by reference to Exhibit 4.2 of the
          company's Quarterly Report on Form 10-QSB field August 16,
          1999).
10.1      Lease Agreement dated March 21, 1996, between the Company
          and Koll Center Newport Number 9 (incorporated herein by
          reference to Exhibit 10.14 of the Company's Registration
          Statement No. 333-37441 on Form SB-2 filed October 8, 1997).
10.2      Interleukin Genetics, Inc. 1996 Equity Incentive Plan
          (incorporated herein by reference to Exhibit 10.17 of the
          Company's Registration Statement No. 333-37441 on Form SB-2
          filed October 8, 1997).
10.3      Amendment to the Interleukin Genetics, Inc. 1996 Equity
          Incentive Plan (incorporated herein by reference to Exhibit
          10.18 of the Company's Registration Statement No. 333- 37441
          on Form SB-2 filed October 8, 1997).
10.4      Form of Stock Option Agreement (incorporated herein by
          reference to Exhibit 10.19 of the Company's Registration
          Statement No. 333-37441 on Form SB-2 filed October 8, 1997).
10.5      Stock Option Exercise Agreement (incorporated herein by
          reference to Exhibit 10.20 of the Company's Registration
          Statement No. 333-37441 on Form SB-2 filed October 8, 1997).
10.6+     Exclusive Independent Representative Agreement dated
          December 1, 1997, between the Company and Medicadent, a
          French corporation (incorporated herein by reference to
          Exhibit 10.21 of the Company's Annual Report on Form 10-KSB
          filed March 31, 1998).
10.7+     Distribution Agreement between the Company and The Straumann
          Company dated March 25, 1999 (incorporated herein by
          reference to Exhibit 10.2 of the company's Quarterly Report on Form 10-QSB filed May 17, 1999).
10.8      Non-Qualified Stock Option Agreement dated June 1, 1999,
          between the Company and Philip R. Reilly (incorporated
          herein by reference to Exhibit 10.2 of the Company's
          Quarterly Report on Form 10-QSB filed August 16, 1999).
10.9      Research and Technology Transfer Agreement dated effective
          July 1, 1999, between the Company and the University of
          Sheffield (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB filed
          November 15, 1999).
10.10+    Research Support Agreement dated effective July 1, 1999,
          between the Company and the University of Sheffield
          (incorporated herein by reference to Exhibit 10.2 of the
          Company's Quarterly Report on Form 10-QSB filed November 15,
          1999).
10.11+    Consulting Agreement dated effective July 1, 1999, between the Company and Gordon Duff, PhD, FRCP (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly
          Report on Form 10-QSB filed November 15, 1999).
10.15     Non-Qualified Stock Option Agreement dated November 30, 1999 between the Company and Philip R. Reilly (incorporated
          herein by reference to Exhibit 4.5 to the Company's
          Registration Statement No. 333-32538 on Form S-8 filed March
          15, 2000).
10.16     Employment Agreement dated December 1, 1999 between the
          Company and Kenneth S. Kornman. (incorporated herein by
          reference to Exhibit 10.25 of the Company's Annual Report on
          Form 10-K filed April 15, 2000).

EXHIBIT
  NO.                      IDENTIFICATION OF EXHIBIT
-------                    -------------------------
10.17     Employment Agreement dated April 1, 2000 between the Company and Philip R. Reilly. (incorporated herein by reference to
          Exhibit 10.26 of the Company's Annual Report on Form 10-K
          filed on April 15, 2000)
10.18     Lease Agreement between the Company and Clematis LLC.
          (incorporated herein by reference to Exhibit 10.1 of the
          Company's Quarterly Report on Form 10-QSB filed August 14,
          2000).
10.19     First Amendment to a Commercial Lease Between the Company
          and Clematis LLC. (incorporated herein by reference to
          Exhibit 10.2 of the Company's Quarterly Report on Form
          10-QSB filed August 14, 2000).
10.20     2000 Employee Stock Compensation Plan for the Company
          (incorporated herein by reference to Exhibit 10.3 of the
          Company's Quarterly Report on Form 10-QSB filed August 14,
          2000).
10.21     Form of Nonqualified Stock Option Grant (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly
          Report on Form 10-QSB filed August 14, 2000).
10.22     Form of Incentive Stock Option Grant (incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB filed August 14, 2000).
10.23     Employment Agreement dated June 18, 2000 between the Company and Fenel Eloi. (incorporated herein by reference to Exhibit
          10.6 of the Company's Quarterly Report on Form 10-QSB filed
          August 14, 2000).
10.24*    Employment Agreement dated November 20, 2000 between the
          Company and Paul Martha.
10.25     Purchase Agreement dated December 5, 2000 (incorporated
          herein by reference to Exhibit 10.1 of the Company's
          Registration Statement on Form 8-K filed March 7, 2001).
10.26     Registration Rights Agreement dated December 5, 2000
          (incorporated herein by reference to Exhibit 10.2 of the
          Company's Registration Statement on Form 8-K filed March 7,
          2001).
10.27     Purchase Agreement dated January 26, 2001 (incorporated
          herein by reference to Exhibit 10.3 of the Company's
          Registration Statement on Form 8-K filed March 7, 2001).
10.28     Registration Rights Agreement dated January 26, 2001
          (incorporated herein by reference to Exhibit 10.4 of the
          Company's Registration Statement on Form 8-K filed March 7,
          2001).
10.29     Consent, Waiver and Amendment Agreement dated January 26,
          2001 (incorporated herein by reference to Exhibit 10.7 of
          the Company's Registration Statement on Form 8-K filed March
          7, 2001).
10.30     Warrant to purchase 330,000 shares dated January 26, 2001
          (incorporated herein by reference to Exhibit 10.6 of the
          Company's Registration Statement on Form 8-K filed March 7,
          2001).
10.31     Warrant to purchase 160,000 shares dated January 26, 2001
          (incorporated herein by reference to Exhibit 10.7 of the
          Company's Registration Statement on Form 8-K filed March 7,
          2001).
10.32     Warrant to purchase 110,000 shares dated January 26, 2001
          (incorporated herein by reference to Exhibit 10.8 of the
          Company's Registration Statement on Form 8-K filed March 7,
          2001).
10.33     Warrant to purchase 264,407 shares dated January 26, 2001
          (incorporated herein by reference to Exhibit 10.9 of the
          Company's Registration Statement on Form 8-K filed March 7,
          2001).
21.1      Subsidiaries of the Company

                                                                     NAMES UNDER
                                                                   WHICH SUBSIDIARY
NAME                                               INCORPORATED     DOES BUSINESS
----                                               ------------    ----------------
Medical Science Systems France E.U. .............    France           N/A
Interleukin Genetics Laboratory Services,
  Inc. ..........................................   Delaware          N/A
Interleukin Genetics, Inc. ......................   Delaware          N/A

23.1*    Consent of Arthur Andersen LLP

---------------
*  Filed herewith.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

     The Company filed a report on Form 8-K March 5, 2001 to report the completion of two Private Placements of Common Stock completed on December 5, 2000 and January 26, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERLEUKIN GENETICS, INC.

                                          By: /s/     FENEL ELOI
                                          --------------------------------------
                                                        Fenel Eloi
                                              Chief Operating Officer, Chief
                                             Financial Officer, Secretary and
                                                        Treasurer

Date: March 23, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                       SIGNATURES                                    TITLE               DATE SIGNED
                       ----------                                    -----               -----------

                  /s/ PHILIP R. REILLY                    Chairman of the Board of      March 23, 2001
--------------------------------------------------------    Directors and Chief
                    Philip R. Reilly                        Executive Officer

                 /s/ KENNETH S. KORNMAN                   President and Director        March 23, 2001
--------------------------------------------------------
                   Kenneth S. Kornman

                     /s/ FENEL ELOI                       Chief Financial Officer,      March 23, 2001
--------------------------------------------------------    Secretary & Treasurer
                       Fenel Eloi                           (PRINCIPAL FINANCIAL AND
                                                            ACCOUNTING OFFICER)

                                                          Director
--------------------------------------------------------
                    Thomas A. Moore

                /s/ EDWARD M. BLAIR, JR.                  Director                      March 23, 2001
--------------------------------------------------------
                  Edward M. Blair, Jr.

                                                          Director
--------------------------------------------------------
                    Gary L. Crocker

                   /s/ JOHN GAROFALO                      Director                      March 23, 2001
--------------------------------------------------------
                     John Garofalo

                  INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statement of Stockholders' Equity and
  Comprehensive Loss........................................  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Interleukin Genetics, Inc.:

     We have audited the accompanying consolidated balance sheets of Interleukin Genetics, Inc. (a Delaware corporation), as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interleukin Genetics, Inc., and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          /s/     ARTHUR ANDERSEN LLP
                                          --------------------------------------

Boston, Massachusetts
February 14, 2001

                  INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  2,391,561    $    668,616
  Marketable securities.....................................     2,999,040       1,987,500
  Accounts receivable, net of allowance for doubtful
     accounts of $77,000 and $55,000 in 2000 and 1999,
     respectively...........................................        46,870         103,002
  Prepaid expenses and other current assets.................       174,074         132,560
                                                              ------------    ------------
          Total current assets..............................     5,611,545       2,891,678
FIXED ASSETS, NET...........................................        68,853         284,481
OTHER ASSETS................................................        14,113              --
                                                              ------------    ------------
          TOTAL ASSETS......................................  $  5,694,511    $  3,176,159
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $    297,178    $    134,968
  Accrued expenses..........................................       603,072         402,077
  Deferred revenue..........................................       204,807         322,812
  Current portion of capital lease obligations..............        48,660          63,877
                                                              ------------    ------------
          Total current liabilities.........................     1,153,717         923,734
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION.............        46,989          99,246
                                                              ------------    ------------
          Total liabilities.................................     1,200,706       1,022,980
                                                              ------------    ------------
Commitments and contingencies (Note 11).....................            --              --
STOCKHOLDERS' EQUITY:
  Preferred stock, no par value -- 5,000,000 shares
     authorized; none issued or outstanding.................            --              --
  Common stock, $0.001 par value -- 50,000,000 shares
     authorized; 19,067,427 and 17,223,302 shares issued and
     19,042,800 and 17,223,302 outstanding in 2000 and 1999,
     respectively...........................................        19,067          17,223
  Treasury stock -- 24,627 shares in 2000 at cost...........      (250,119)             --
  Additional paid-in capital................................    35,702,628      28,160,643
  Accumulated deficit.......................................   (30,991,015)    (26,012,188)
  Other comprehensive income (loss).........................        13,244         (12,499)
                                                              ------------    ------------
          Total stockholders' equity........................     4,493,805       2,153,179
                                                              ------------    ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $  5,694,511    $  3,176,159
                                                              ============    ============

  The accompanying notes are an integral part of these consolidated financial statements

                  INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        2000            1999           1998
                                                     -----------    ------------    -----------
REVENUE............................................  $   256,387    $    477,497    $   412,942
COST OF REVENUE....................................      183,833         201,182        216,284
                                                     -----------    ------------    -----------
  GROSS PROFIT.....................................       72,554         276,315        196,658
                                                     -----------    ------------    -----------
OPERATING EXPENSES:
  Research and development.........................    2,167,409       3,570,845      2,799,220
  Selling, general and administrative..............    3,093,379       2,904,210      7,200,444
                                                     -----------    ------------    -----------
          Total operating expenses.................    5,260,788       6,475,055      9,999,664
                                                     -----------    ------------    -----------
  LOSS FROM OPERATIONS.............................   (5,188,234)     (6,198,740)    (9,803,006)
                                                     -----------    ------------    -----------
OTHER INCOME (EXPENSE):
  Interest income..................................      280,298         107,446        379,054
  Interest expense.................................      (22,514)        (59,189)       (94,597)
  Other income (expense)...........................      (48,377)         11,880         10,274
                                                     -----------    ------------    -----------
          Total other income.......................      209,407          60,137        294,731
                                                     -----------    ------------    -----------
  NET LOSS.........................................   (4,978,827)     (6,138,603)    (9,508,275)
  Beneficial conversion attributable to preferred
     stock.........................................           --      (5,000,000)            --
                                                     -----------    ------------    -----------
  NET LOSS APPLICABLE TO COMMON STOCK..............  $(4,978,827)   $(11,138,603)   $(9,508,275)
                                                     ===========    ============    ===========
BASIC AND DILUTED NET LOSS PER SHARE...............  $     (0.27)   $      (1.15)   $     (1.72)
                                                     ===========    ============    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.........   18,315,320       9,720,621      5,540,895
                                                     ===========    ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements

                  INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                      PREFERRED STOCK                COMMON STOCK              ADDITIONAL
                                  ------------------------   -----------------------------       PAID-IN
                                    SHARES       AMOUNT        SHARES     $0.001 PAR VALUE       CAPITAL
                                  ----------   -----------   ----------   ----------------   ---------------
BALANCE AS OF DECEMBER 31,
  1997..........................               $        --    5,540,895       $ 5,541          $16,646,658
Net loss........................          --            --           --            --                   --
Common stock issued under
  employee stock purchase
  plan..........................          --            --        7,575             7                5,726
Stock options issued for
  services rendered.............          --            --           --            --               62,000
                                  ----------   -----------   ----------       -------          -----------
BALANCE AS OF DECEMBER 31,
  1998..........................          --            --    5,548,470         5,548           16,714,384
Net loss........................          --            --           --            --                   --
Unrealized loss on securities...          --            --           --            --                   --
Comprehensive loss..............          --            --           --            --                   --
Preferred stock issued in
  private placement.............   2,200,000     4,706,927           --            --                   --
Common stock issued:
  Preferred stock conversion....  (2,200,000)   (4,706,927)  11,000,000        11,000            9,695,927
  For services rendered.........          --            --      475,000           475            1,127,650
  Exercise of employee stock
    options.....................          --            --      199,314           199              379,746
  Employee stock purchase
    plan........................          --            --          518             1                  599
Stock options issued for
  services rendered.............          --            --           --            --              242,337
                                  ----------   -----------   ----------       -------          -----------
BALANCE AS OF DECEMBER 31,
  1999..........................          --            --   17,223,302        17,223           28,160,643
Net loss........................          --            --           --            --                   --
Unrealized gain on securities...          --            --           --            --                   --
Comprehensive loss..............          --            --           --            --                   --
Common stock issued:
  Private placements............          --            --    1,375,040         1,375            6,681,397
  Cashless exercise of
    warrants....................          --            --      140,691           141                 (141)
  Exercise of employee stock
    options.....................          --            --      326,835           327              577,691
  Employee stock purchase
    plan........................          --            --        1,559             1                8,339
Employee stock option
  compensation
  for services rendered.........          --            --           --            --              274,699
Purchase of treasury stock......          --            --           --            --                   --
                                  ----------   -----------   ----------       -------          -----------
BALANCE AS OF DECEMBER 31,
  2000..........................          --   $        --   19,067,427       $19,067          $35,702,628
                                  ==========   ===========   ==========       =======          ===========

                                      TREASURY STOCK                           OTHER
                                  -----------------------   ACCUMULATED    COMPREHENSIVE
                                   SHARES       AMOUNT        DEFICIT      INCOME (LOSS)      TOTAL
                                  ---------   -----------   ------------   -------------   -----------
BALANCE AS OF DECEMBER 31,
  1997..........................         --   $        --   $ (5,365,310)    $     --      $11,286,889
Net loss........................         --            --     (9,508,275)          --       (9,508,275)
Common stock issued under
  employee stock purchase
  plan..........................         --            --             --           --            5,733
Stock options issued for
  services rendered.............         --            --             --           --           62,000
                                  ---------   -----------   ------------     --------      -----------
BALANCE AS OF DECEMBER 31,
  1998..........................         --            --    (14,873,585)          --        1,846,347
Net loss........................         --            --     (6,138,603)          --       (6,138,603)
Unrealized loss on securities...         --            --             --      (12,499)         (12,499)
                                                                                           -----------
Comprehensive loss..............         --            --             --           --       (6,151,102)
Preferred stock issued in
  private placement.............         --            --             --           --        4,706,927
Common stock issued:
  Preferred stock conversion....         --            --     (5,000,000)          --               --
  For services rendered.........         --            --             --           --        1,128,125
  Exercise of employee stock
    options.....................         --            --             --           --          379,945
  Employee stock purchase
    plan........................         --            --             --           --              600
Stock options issued for
  services rendered.............         --            --             --           --          242,337
                                  ---------   -----------   ------------     --------      -----------
BALANCE AS OF DECEMBER 31,
  1999..........................         --            --    (26,012,188)     (12,499)       2,153,179
Net loss........................         --            --     (4,978,827)          --       (4,978,827)
Unrealized gain on securities...         --            --             --       25,743           25,743
                                                                                           -----------
Comprehensive loss..............         --            --             --           --       (4,953,084)
Common stock issued:
  Private placements............         --            --             --           --        6,682,772
  Cashless exercise of
    warrants....................         --            --             --           --               --
  Exercise of employee stock
    options.....................         --            --             --           --          578,018
  Employee stock purchase
    plan........................         --            --             --           --            8,340
Employee stock option
  compensation
  for services rendered.........         --            --             --           --          274,699
Purchase of treasury stock......    (24,627)     (250,119)            --           --         (250,119)
                                  ---------   -----------   ------------     --------      -----------
BALANCE AS OF DECEMBER 31,
  2000..........................    (24,627)  $  (250,119)  $(30,991,015)    $ 13,244      $ 4,493,805
                                  =========   ===========   ============     ========      ===========

                  INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 2000           1999           1998
                                                              -----------    -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss..................................................  $(4,978,827)   $(6,138,603)   $(9,508,275)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      159,736        194,611        178,283
    Unrealized gain (loss) on securities....................       25,743         24,375       (219,082)
    Issuance of stock options for services rendered.........      274,699        242,335         62,000
    Issuance of stock for services rendered.................           --      1,128,125             --
    Write down of patents...................................           --             --        886,534
    Loss on disposal of fixed assets........................       74,986             --             --
    Other noncash expenses..................................           --             --         31,272
  (Increase) decrease in:
    Account receivable, net.................................       56,131         22,084        (87,971)
    Inventories.............................................           --             --         50,212
    Prepaid expenses and other current assets...............      (41,514)        (5,134)       (84,914)
  Increase (decrease) in:
    Accounts payable........................................      162,210       (143,805)      (271,414)
    Accrued expenses........................................      202,791        (33,578)       306,177
    Deferred and prepaid revenue............................     (118,005)        47,491        202,320
                                                              -----------    -----------    -----------
  Net cash used in operating activities.....................   (4,182,050)    (4,662,099)    (8,454,858)
                                                              -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of fixed assets.................................      (19,093)       (15,810)      (216,597)
  Increase in patents.......................................           --             --       (443,520)
  Increase in other assets..................................      (14,113)            --             --
  Purchases of marketable securities........................   (3,955,246)    (4,024,374)            --
  Proceeds from maturity of investments.....................    2,943,706      2,530,000      5,696,795
                                                              -----------    -----------    -----------
  Net cash (used in) provided by investing activities.......   (1,044,746)    (1,510,184)     5,036,678
                                                              -----------    -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from private placements of common stock..........    6,682,772             --             --
  Proceeds from exercise of employee stock options..........      578,018        379,945          5,734
  Proceeds from sale of preferred stock.....................           --      4,706,927             --
  Proceeds from employee stock purchase plan................        8,340            600             --
  Payments for shares returned to treasury stock............     (250,119)
  Principal payments of notes payable.......................       (1,797)        10,688        617,813
  Principal payments of long-term debt......................           --       (585,992)      (673,012)
  Principal payments of capitalized lease obligations,
    net.....................................................      (67,473)      (103,540)      (105,143)
                                                              -----------    -----------    -----------
  Net cash provided by (used in) financing activities.......    6,949,741      4,408,628       (154,608)
                                                              -----------    -----------    -----------
Net increase (decrease) in cash and equivalents.............    1,722,945     (1,763,655)    (3,572,788)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................      668,616      2,432,271      6,005,059
                                                              -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 2,391,561    $   668,616    $ 2,432,271
                                                              ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $    22,514    $    59,189    $    94,597
  Cash paid for income taxes................................           --             --          1,660
                                                              ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE ON NONCASH INVESTING AND FINANCING
  ACTIVITY:
  Cashless exercise of warrants.............................  $    61,840    $        --    $        --
                                                              ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 -- COMPANY BACKGROUND AND UNCERTAINTIES

  Organization and Line of Business

     In August 1999, Medical Science Systems, Inc, was renamed Interleukin Genetics, Inc. ("the Company").

     The Company develops genetic diagnostic tests and medical research tools. As of December 31, 2000, the Company has commercially introduced one such product and is in various stages of development for several others. Additionally, the Company provides research services under contract to pharmaceutical companies. Such research services contributed less than 10% of total revenue to the Company in 2000, 1999 and 1998.

     The Company is subject to a number of risks and uncertainties, including the need to raise additional capital to fund operations, research and development efforts and commercialize its products. Since its inception, the Company has incurred cumulative net losses of approximately $26.0 million, including losses of approximately $5.0 million during 2000, $6.1 million during 1999 and $9.5 million during 1998.

     During 2000, the Company raised approximately $7.0 million from two private placements of common stock, warrants and stock option exercises. In January 2001, the Company completed a private placement of common stock and warrants which raised an additional $3.0 million (see Note 7). The Company believes that its current cash resources are more than adequate to fund operations through the end of fiscal year 2001; however, absent additional equity or debt financing, the Company also believes that these resources will be depleted in July 2002.

     Commercial success of genetic susceptibility tests will depend upon their acceptance as medically useful and cost-effective by patients, physicians, dentists, other members of the medical and dental community, and third-party payers. It is uncertain whether current genetic susceptibility tests or others that the Company may develop will gain commercial acceptance on a timely basis.

     Research in the field of disease predisposing genes and genetic markers is intense and highly competitive. The Company has many competitors in the United States and abroad that have considerably greater financial, technical, marketing, and other resources available. If the Company does not discover disease predisposing genes or genetic markers and develop susceptibility tests and launch such services or products before their competitors, then revenues may be reduced or eliminated.

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

  Management Estimates

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

  Revenue Recognition

     Staff Accounting Bulletin No. 101 (SAB No. 101), Revenue Recognition, was issued in December 1999. SAB No. 101 requires companies to recognize certain up-front non-refundable fees and milestone payments over the life of the related alliances when such fees are received in conjunction with alliances that have multiple elements. The Company's adoption of this new accounting principle in fiscal 2000 had no impact on the Company's consolidated financial statements.

     Revenue from genetic susceptibility tests is recognized when the tests have been completed and the results reported to the doctors. To the extent test kits have been purchased but not yet submitted for test results, the Company defers recognition of revenue. This amount is presented as deferred revenue in the accompanying consolidated balance sheets. Contract revenues are recognized ratably as services are provided based on a fixed contract price or on negotiated hourly rates. Provision for anticipated losses on fixed-price contracts is made in the period such losses are identified.

     The Company has entered into agreements for the distribution of genetic susceptibility tests, both domestically and internationally. Distributor fees are received based on the terms of each agreement and are recognized ratably over the applicable agreement period. Distributor fees received in advance totaled $74,000 and $65,000 at December 31, 2000 and 1999, respectively.

     Fees for the sale or licensing of product rights are recorded as deferred revenue upon receipt and recognized as revenue on a straight line basis over the period that the related products or services are delivered or obligations as defined in the agreement are performed.

     Revenue from milestone or other contingent payments is recognized as earned in accordance with the terms of the related agreement. Royalties are recognized as earned under the Company's royalty agreements when amounts are determinable and payment is reasonably assured.

  Research and Development

     Research and development costs are expensed as incurred.

  Basic and Diluted Net Loss per Common Share

     The Company applies Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is the same as basic loss per share for all the periods presented, as the effect of the potential common stock equivalents is antidilutive. Potential common stock excluded from the calculation of diluted net loss per share consists of stock options and warrants as described in the table below:

                                                      2000         1999         1998
                                                    ---------    ---------    ---------
Options outstanding...............................  1,826,943    1,722,130    1,174,383
Warrants outstanding..............................  1,492,138    1,536,545      536,545
                                                    ---------    ---------    ---------
Total.............................................  3,319,081    3,258,675    1,710,928
                                                    =========    =========    =========

  Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Other than the reported net loss, the Company had one item of comprehensive income (loss), which was unrealized holding gains (losses) on marketable securities. Comprehensive income (loss) is disclosed in the accompanying consolidated statements of shareholders' equity and comprehensive loss.

  Fair Value of Financial Instruments

     The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The estimated fair values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Marketable securities are carried at fair market value, as determined by current market values. The carrying amounts of the Company's lease obligations also approximate fair value.

  Cash Equivalents and Marketable Securities

     Cash equivalents consist of short-term, highly liquid investments purchased with remaining maturities of 90 days or less. Investments with an original maturity of greater than 90 days are classified as marketable securities. Marketable securities have been designated as available-for-sale and are stated at market value with any unrealized holding gains or losses included as a component of shareholders' equity and any realized gains or losses recorded in the statement of operations in the period in which the securities are sold. The amortized cost, unrealized gains (losses) and the fair value of marketable securities available-for-sale as of December 31, 2000 and 1999 with maturity dates ranging up to 12 months are as follows:

AS OF DECEMBER 31, 2000

                                                                        UNREALIZED
SECURITY                                     MATURITY        COST       GAIN (LOSS)    FAIR VALUE
--------                                     ---------    ----------    -----------    ----------
U.S. Treasury Note.........................  6/30/2001    $1,987,500      $12,500      $2,000,000
U.S. Treasury Bill.........................   1/4/2001       998,296          744         999,040
                                                          ----------      -------      ----------
Total......................................               $2,985,796      $13,244      $2,999,040
                                                          ==========      =======      ==========

AS OF DECEMBER 31, 1999

                                                                        UNREALIZED
SECURITY                                     MATURITY        COST       GAIN (LOSS)    FAIR VALUE
--------                                     ---------    ----------    -----------    ----------
U.S. Treasury Note.........................  6/30/2001    $1,999,999     $(12,499)     $1,987,500

  Fixed Assets

     Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized over the life of the lease or the estimated useful life of the asset, whichever is shorter (see Note 5).

  Long-Lived Assets

     The Company applies the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets be reviewed for impairment by comparing the undiscounted future cash flows of the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Based on such review, no impairment exists related to the Company's long-lived assets at December 31, 2000.

  Patents

     The Company expenses patent costs as incurred as their realizability is uncertain.

  Stock-Based Compensation

     Stock options issued to employees under the Company's stock option and purchase plans are accounted for under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force
(EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees.

  Reclassifications

     Certain amounts in the prior years have been reclassified to conform to the current year's presentation.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) released SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes standards for reporting and accounting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Pursuant to SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial statements.

     In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in specified events, as defined. The interpretation is effective July 1, 2000 but covers certain events occurring during the period after December 15, 1998, but before the effective date. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

NOTE 3 -- SHEFFIELD UNIVERSITY MASTER AGREEMENT

     In July 1999, the Company entered into an agreement with Sheffield University (Sheffield), whereby the Company will undertake the development and commercialization of certain discoveries resulting from the Sheffield's research. The agreement is non-cancelable for discoveries for which the parties have reached a specific agreement, but may be terminated with or without cause by either party upon six-months' notice with respect to new discoveries on which the parties have not yet reached agreement. If Sheffield terminates the agreement, such termination could make the discovery and commercial introduction of new products more difficult or unlikely.

     The agreement with Sheffield is a five-year agreement with an automatic yearly renewal. In accordance with this agreement, the Company issued 275,000 shares of common stock to Sheffield for transferring all rights and title of patents. The value of the common stock of $653,125 was expensed in the third quarter of 1999. Additionally, each year beginning July 1, 2000, Sheffield will receive 25,000 fully vested options to purchase common stock at the then current market price, plus 10,000 fully vested options to purchase common stock for each new patent application filed in the previous 12 months. During the year ended December 31, 2000, 35,000 fully vested options to purchase common stock were granted under this agreement and the Company recorded an expense of approximately $114,000 based upon the value of the options using the Black-Scholes option pricing model. These options have a five-year exercise period. The Company signed another agreement to fund research with Sheffield for research and development services which automatically renews in one-year increments. The estimated cost of this agreement is approximately $111,000 per year. Both agreements can be canceled if a certain key collaborator leaves Sheffield.

     In September 1999, a five-year consulting agreement was entered into with Sheffield's key collaborator. In accordance with the consulting agreement, the key collaborator received 200,000 shares of common stock for relinquishing interests in previous research agreements. The value of the common stock of $475,000 was expensed in the third quarter of 1999. The key collaborator will also receive 1% of the first $4 million of net sales under the PST Technology and 2% for sales above $4 million. During 2000, this collaborator received $3,925 in royalty payments for sales of PST. On July 1, 2000, in consideration for future services, the key collaborator received 25,000 fully vested options to purchase common stock at the then current market price. These options have a five-year exercise period from the date of grant. During 2000, the Company expensed approximately $82,000 related to the issuance of these options based upon the value using the Black-Scholes option pricing model. This collaborator will continue to receive 25,000 fully vested options to purchase common stock each July 1 during the period when this agreement is in effect.

NOTE 4 -- ACCOUNTS RECEIVABLE

     The changes in the allowance for doubtful accounts consisted of the following:

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            2000          1999
                                                         ----------    ----------
Beginning of year......................................   $ 55,000      $ 21,000
Provision charged to expense...........................     33,000        48,000
Accounts written off, net of recoveries................    (11,000)      (14,000)
                                                          --------      --------
End of year............................................   $ 77,000      $ 55,000
                                                          ========      ========

NOTE 5 -- FIXED ASSETS

     The fixed assets' useful lives and balances at December 31, 2000 and 1999 consisted of the following:

                                                      USEFUL
                                                       LIFE          2000        1999
                                                   ------------    --------    --------
Computer equipment...............................    3 years       $ 44,898    $299,004
Lab equipment....................................    5 years          6,578       6,578
Furniture and fixtures...........................    5 years         10,233      32,304
Office equipment.................................    3 years          7,259      37,769
Leasehold improvements...........................    5 years             --      60,310
Equipment under capital leases...................  3 to 5 years     173,563     377,627
                                                                   --------    --------
                                                                    242,531     813,592
Less -- Accumulated depreciation and
  amortization...................................                   173,678     529,111
                                                                   --------    --------
          TOTAL..................................                  $ 68,853    $284,481
                                                                   ========    ========

     During the 12 months ended December 31, 2000, fixed assets with a net book value of approximately $75,000 were disposed of and written off. Most of the write-off was in connection with assets which were not moved when the Company relocated its operations to Waltham, Massachusetts.

NOTE 6 -- INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

     As of December 31, 2000, the Company had net operating loss (NOL) and research tax credit carryforwards of approximately $23,300,000 and $317,000, respectively, for federal income tax purposes, expiring in varying amounts through the year 2020. The Company's ability to use its NOL and credit carryforwards to reduce future taxes is subject to the restrictions provided by
Section 382 of the Internal Revenue Code of 1986 (the "Code"). These restrictions provide for limitations on the Company's utilization of its NOL and credit carryforwards following a greater than 50% ownership change during the prescribed testing period. As of December 31, 2000, the Company had one such change. As a result, approximately $15,619,000 of the Company's NOL carryforwards are limited in utilization to approximately $825,000 annually. The annual limitation will result in the expiration of certain of the carryforwards prior to utilization.

     As of December 31, 2000 and 1999, the approximate income tax effect of the Company's deferred tax assets (liabilities) consisted of the following:

                                                       2000           1999
                                                    -----------    -----------
Net operating loss carryforwards..................  $ 7,932,000    $ 6,374,000
Research tax credit carryforwards.................      317,000        187,000
Accrual to cash adjustments.......................      315,000        212,000
Stock options.....................................      157,000         90,000
Depreciation......................................       33,000         22,000
Patents...........................................       39,000         61,000
                                                    -----------    -----------
          Total deferred tax assets...............    8,793,000      6,946,000
Valuation allowance...............................   (8,793,000)    (6,946,000)
                                                    -----------    -----------
Net deferred tax assets...........................  $        --    $        --
                                                    ===========    ===========

     Due to the uncertainty regarding the timing and realization of the Company's net deferred tax asset, a full valuation allowance has been established against the Company's deferred tax assets.

NOTE 7 -- CAPITAL STOCK

  Authorized Common and Preferred Stock

     At December 31, 2000, the Company had authorized 5,000,000 shares of undesignated preferred stock of which none are outstanding. At December 31, 2000, the Company had authorized 50,000,000 shares of $0.001 par value common stock of which 19,042,800 shares were outstanding and approximately 2.9 million shares were reserved for the exercise of authorized and outstanding stock options, approximately 1.3 million shares were reserved for the exercise of authorized and outstanding warrants to purchase common stock and approximately 500,000 shares were reserved for the exercise of rights held under the Employee Stock Purchase Plan.

  Private Placements of Common Stock

     In January 2001, the Company sold in a private placement 1.2 million shares of common stock for $2.50 per share. The purchasers of common stock also received warrants to purchase 600,000 shares of common stock exercisable at $3.00 per share. The Company generated net proceeds of approximately $3.0 million from this transaction.

     In December 2000, the Company sold in a private placement 542,373 shares of common stock for $3.69 per share. The purchasers of common stock also received warrants to purchase 135,593 shares of common stock exercisable at $4.83 per share. The Company generated net proceeds of approximately $2.0 million from this transaction. Under the terms of this private placement, the Company is required to adjust the price per share paid in this offering, by issuing additional shares, to match any offering price paid in subsequent financings during the following 24 months. Following the January 2001 offering described above, the Company issued an additional 257,627 shares of common stock to the purchasers in the December 2000 private placement, and a new warrant to purchase 264,407 shares of common stock exercisable at a price of $3.13 to replace the previously issued warrant to buy 135,593 shares of common stock.

     In January 2000, the Company sold in a private placement 832,667 shares of common stock, which generated net proceeds of approximately $4.7 million.

  Private Placement of Preferred Stock

     Pursuant to a private placement that occurred in June 1999, the Company issued 2,200,000 shares of its Series A Preferred Stock, no par value (Series A Stock), for $5.0 million. In conjunction with this offering, the placement agent received 200,000 shares of Series A Stock and a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.50 per share. This warrant expires on June 16, 2004. Each share of the Series A Stock was automatically converted into five shares of the Company's common stock at a conversion price of $0.50 per share upon the approval of the private placement by the Company's shareholders on August 20, 1999. On the closing date of the private placement, the conversion price of the Series A Stock was less than the market price of the common stock, which resulted in a beneficial conversion of $5 million which has been recorded as a dividend to the preferred stockholders.

  Employee Stock Purchase Plan

     Effective October 14, 1998, the Company's Board of Directors approved an Employee Stock Purchase Plan for qualified employees of the Company. Under the terms of the Employee Stock Purchase Plan, an employee may purchase up to $25,000 per calendar year of the Company's stock at a price equal to 85% of the fair market value of the stock (as quoted on the NASDAQ national quotation system) on either the first or last day of a calendar quarter. The Company has reserved 500,000 shares of common stock for purchases to be made under the Employee Stock Purchase Plan. During the years ended December 31, 2000 and 1999, 1,559 and 518 shares were purchased under the Employee Stock Purchase Plan at a price of approximately $5.35 and $1.16 respectively, per share.

NOTE 8 -- STOCK OPTION PLAN

     In June 2000, the Company's shareholders approved the adoption of the Interleukin Genetics, Inc. 2000 Employee Stock Compensation Plan (the "2000 Plan"). The 2000 Plan provides for the award of nonqualified and incentive stock options, restricted stock, and stock bonuses to employees, directors, officers, and consultants of the Company. A total of 2,000,000 shares of the Company's common stock have been reserved for award under the 2000 Plan of which approximately 1,460,000 are available for grant at December 31, 2000.

     In June 1996, the Company's shareholders approved the adoption of the Medical Science Systems, Inc. 1996 Equity Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the award of nonqualified and incentive stock options, restricted stock and stock bonuses to employees, directors, officers and consultants of the Company. A total of 1,300,000 shares of the Company's common stock have been reserved for award under the 1996 Plan of which approximately 150,000 are available for grant at December 31, 2000.

     Nonqualified and incentive stock options with a life of 10 years are generally granted at exercise prices equal to the fair market value of the common stock on the date of grant. Options generally vest over a period of four to six years.

     On October 14, 1998, the Company's Board of Directors voted to reduce the exercise price for all outstanding options granted under the 1996 Plan to one half of the previous price per share, but not to a price below $1.85 per share. The close of the Company's common stock on the previous day was $1.25 per share.

     A summary of the status of the Company's stock options, issued both under the 1996 and 2000 Plans and outside of these plans, at December 31, 2000, 1999 and 1998, and changes during these years is presented in the table and narrative below:

     The following table details activity under all option plans:

                                       2000                         1999                         1998
                            --------------------------   --------------------------   --------------------------
                                         WEIGHTED AVG                 WEIGHTED AVG                 WEIGHTED AVG
                             SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                            ---------   --------------   ---------   --------------   ---------   --------------
Outstanding, beginning of
  year....................  1,722,130       $2.11        1,174,383       $2.20          792,640       $4.37
  Granted.................    600,000        4.23        1,061,781        2.05        1,188,783        2.31
  Exercised...............   (326,835)       1.95         (199,314)       1.98              (--)         --
  Canceled................   (168,352)       2.12         (314,720)       2.15         (807,040)       4.37
                            ---------       -----        ---------       -----        ---------       -----
Outstanding, end of
  year....................  1,826,943       $2.83        1,722,130       $2.11        1,174,383       $2.20
                            =========       =====        =========       =====        =========       =====
Exercisable, end of
  year....................  1,108,684       $1.44          889,852       $1.99          387,502       $2.12
                            =========       =====        =========       =====        =========       =====

     The following table details further information regarding stock options outstanding and exercisable at December 31, 2000:

                                        STOCK OPTIONS OUTSTANDING
                              ---------------------------------------------   STOCK OPTIONS EXERCISABLE
                                            WEIGHTED AVG                      --------------------------
                                             REMAINING        WEIGHTED AVG                 WEIGHTED AVG
                                          CONTRACTUAL LIFE      EXERCISE                     EXERCISE
RANGE OF EXERCISE PRICE:       SHARES         (YEARS)            PRICE         SHARES         PRICE
------------------------      ---------   ----------------   --------------   ---------   --------------
$0.50 - $0.99                   275,398         9.41             $0.53          182,398       $0.55
$1.00 - $1.49                    16,000         8.90              1.25           50,000        1.25
$1.50 - $1.99                   134,145         7.26              1.81          132,200        1.81
$2.00 - $2.49                   107,100         9.03              2.31           94,300        2.32
$2.50 - high end of range     1,294,300         9.78              3.48          649,786        3.30
                              ---------         ----             -----        ---------       -----
                              1,826,943         9.49             $2.83        1,108,684       $1.44
                              =========         ====             =====        =========       =====

     The Company applies the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which defines a fair-value-based method of accounting for employee stock options or similar equity instruments. Under the fair-value-based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed in APB 25. The Company has elected to continue to follow the accounting prescribed by APB 25 and has made the required disclosures prescribed by SFAS 123.

     Had compensation cost for the Company's employee stock options been determined consistent with SFAS 123, the Company's net loss applicable to common stock and net loss per share would have been changed to the following pro forma amounts.

                                                      YEARS ENDED DECEMBER 31,
                                             ------------------------------------------
                                                2000            1999           1998
                                             -----------    ------------    -----------
Net loss applicable to common stock
  As Reported............................    $(4,978,827)   $(11,138,603)   $(9,508,275)
                                             ===========    ============    ===========
  Pro Forma..............................    $(6,579,648)   $(12,024,156)   $(9,855,915)
                                             ===========    ============    ===========
Basic and diluted net
Loss per share
  As Reported............................    $     (0.27)   $      (1.15)   $     (1.72)
  Pro Forma..............................          (0.36)          (1.24)         (1.78)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, for a stock that does not pay dividends with the following assumptions.

                                                          YEARS ENDED DECEMBER 31,
                                                      ---------------------------------
                                                       2000         1999         1998
                                                      -------    -----------    -------
Risk free interest rate.............................   5.17%     4.7% - 6.2%     5.5%
Expected life.......................................  7 years      7 years      7 years
Expected volatility.................................   242%         156%         143%

     Using these assumptions, the weighted average grant date fair value of options granted in 2000, 1999 and 1998 was $4.28, $2.48 and $1.39, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     During 1998, the Company awarded nonqualified stock options to outside consultants for services rendered. As a result, the Company recognized $62,000 in selling, general and administrative expense for the issuance of these options. This amount represents the then fair market value of the services rendered to the Company based on the consultants' usual and customary charges for the services rendered.

NOTE 9 -- EMPLOYEE BENEFIT PLAN

     In 1988, the Company adopted a profit sharing plan covering substantially all of its employees. Under the profit sharing plan, the Company may, at the discretion of the Board of Directors, contribute a portion of the Company's current or accumulated earnings. In September 1998, the Company amended and restated the profit sharing plan to include provisions for Section 401(k) of the Internal Revenue Code, which allowed for pre-tax employee contributions to the plan. Under the amended and restated plan, the Company may, at the discretion of the Board of Directors, match a portion of the participant contributions. Company contributions, if any, are credited to the participant's account and vest over a period of four years based on the participant's initial service date with the Company. During the year ended December 31, 2000, $10,726 was contributed to the plan. During the years ended December 31,1999 and 1998, no contributions were made to the plan.

NOTE 10 -- WARRANTS

     In December 2000, in association with a private placement of common stock, a warrant to purchase 135,593 shares of common stock exercisable at $4.83 was issued. This warrant was canceled in January 2001 and replaced with a warrant to purchase 264,407 shares of common stock exercisable at $3.13 (see Note 7).

     In June 1999, in association with a private placement of preferred stock (see Note 7), warrants to purchase 1,000,000 shares of common stock at $0.50 a share were issued. Warrants to purchase 125,000 shares of common stock have been exercised to date and warrants to purchase 875,000 shares remain outstanding.

     In November 1997, in association with the Company's initial public offering warrant to purchase 180,000 shares of common stock at $14.85 was issued. This warrant remains outstanding.

     In August and September 1997, warrants to purchase 356,545 shares of common stock at $5.50 were issued. Warrants to purchase 55,000 shares have been exercised to date and warrants to purchase 301,545 shares remain outstanding.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     In July, 2000, the Company completed a move of its corporate and research and development offices from San Antonio, Texas, to Waltham, Massachusetts. The Company leases its office space under non-cancelable operating leases expiring June 2005.

     The Company's former corporate headquarters and research and development offices, located in San Antonio, Texas, are held under a lease expiring May 31, 2003 and have been subleased by the Company until the expiration of this lease. The Company's also leases space in Newport Beach, California, which has been subleased by the Company until the expiration of the Company's original lease in April 2001. The sublease income is aggregated with the net rent expense and included in other income and expense in the consolidated statements of operations.

     The Company also leases certain office furniture and equipment under capital lease obligations. Future minimum rental commitments, net of sublease income, under lease agreements with initial or remaining terms of one year or more at December 31, 2000, are as follows:

                                                         OPERATING    CAPITAL
YEAR ENDING DECEMBER 31,                                  LEASES       LEASES
------------------------                                 ---------    --------
  2001.................................................  $298,575     $ 64,041
  2002.................................................   286,754       39,011
  2003.................................................   189,011       14,795
  2004.................................................   122,100           --
  2005.................................................    61,050           --
                                                         --------     --------
                                                         $957,490      117,847
                                                         ========
Less -- Amount representing interest...................                 22,198
                                                                      --------
Less -- Current portion................................                 48,660
                                                                      --------
          Long-term portion............................               $ 46,989
                                                                      ========

     Included in furniture and equipment is capital leased equipment of $173,563 with accumulated depreciation of $135,814 at December 31, 2000.

     Rent expense, net of sublease income, was $138,064, $199,346 and $220,587 for the years ended December 31, 2000, 1999 and 1998, respectively.

  Employment Agreements

     The Company has entered into employment agreements with certain key employees of the Company which range from one to five years and provide for severance ranging from three months to one year upon termination of employment.

NOTE 12 -- SEGMENT INFORMATION

     The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) which establishes standards for reporting information about operating segments in annual and interim financial statements, and requires that companies report financial and descriptive information about its reportable segments based on a management approach. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. In applying the requirements of this statement, each of the Company's geographic areas described below was determined to be an operating segment as defined by the statement, but have been aggregated as allowed by the statement for reporting purposes. As a result, the Company continues to have one reportable segment, which is the development of genetic susceptibility tests and therapeutic targets for common diseases.

     During 2000, the Company closed its foreign operations. Therefore, the Company no longer derives or reports any revenue or expense from outside of the United States. As of December 31, 2000 and December 31, 1999, substantially all of the assets of the Company were located in the United States.

     The following table presents information about the Company by geographic area:

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 2000           1999           1998
                                              -----------    -----------    -----------
Total Revenues:
  United States.............................  $   256,387    $   281,239    $   319,145
  France....................................           --         38,846         23,730
  Other foreign.............................           --        157,412         70,067
                                              -----------    -----------    -----------
          Total.............................  $   256,387    $   477,497    $   412,942
                                              ===========    ===========    ===========
Operating Loss:
  United States.............................  $(5,188,234)   $(3,650,968)   $(7,576,319)
  France....................................           --       (504,288)      (563,337)
  Other foreign.............................           --     (2,043,484)    (1,663,350)
                                              -----------    -----------    -----------
          Total.............................  $(5,188,234)   $(6,198,740)   $(9,803,006)
                                              ===========    ===========    ===========

  Concentrations of Risk

     The Company sells products and provides contract services for customers primarily in the United States and Europe and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. As of December 31, 2000 and December 31, 1999, no single customer accounted for more than 10% of the total accounts receivable.

     During the years ended December 31, 2000, 1999 and 1998, no one customer accounted for more than 10% of total revenues. During the year ended December 31, 2000, the Company obtained lab services for its genetic susceptibility tests from two companies whose services comprised approximately 29% and 24% of cost of sales, respectively.

NOTE 13 -- ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Legal..................................................  $ 90,000    $ 90,000
Vacation...............................................    68,270      54,216
Other..................................................   444,802     257,861
                                                         --------    --------
          Total........................................  $603,072    $402,077
                                                         ========    ========

NOTE 14 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following are selected quarterly financial data for the years ended December 31, 2000 and 1999.

                                                               QUARTER ENDED
                                        -----------------------------------------------------------
                                         MARCH 31,      JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                           2000           2000            2000             2000
                                        -----------    -----------    -------------    ------------
Revenue...............................  $    85,830    $    82,119     $    38,141     $    50,297
Loss from operations..................  $(1,279,641)   $(1,385,537)    $(1,214,476)    $(1,308,580)
Net loss..............................  $(1,246,036)   $ (1289,637)    $(1,130,255)    $(1,312,899)
Basic and diluted net loss per
  share...............................  $     (0.07)   $     (0.07)    $     (0.06)    $     (0.07)

                                                               QUARTER ENDED
                                        -----------------------------------------------------------
                                         MARCH 31,      JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                           1999           1999            1999             1999
                                        -----------    -----------    -------------    ------------
Revenues..............................  $    92,738    $   129,335     $   140,179     $   115,245
Loss from operations..................  $(1,204,450)   $(1,153,108)    $(2,640,745)    $(1,200,437)
Net loss..............................  $(1,205,125)   $(1,141,688)    $(2,612,781)    $(1,179,009)
Basic and diluted net loss per
  share...............................  $     (0.22)   $     (0.43)    $     (0.60)    $     (0.07)