Form 10-Q
period 2001-03-31
INTERLEUKIN GENETICS INC
filed 2001-05-10
CIK 1037649

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2001


                         Commission File Number: 0-23413

                           INTERLEUKIN GENETICS, INC.
                         (Name of Issuer in its Charter)

             DELAWARE                                94-3123681
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification No.)


                                135 BEAVER STREET
                                WALTHAM, MA 02452
               (Address of principal executive offices) (Zip Code)


                    Issuer's Telephone Number: (781) 398-0700


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    YES (X)   NO ( )


  Title of Each Class                 Outstanding at April 30, 2001
  -------------------                 -----------------------------
Common stock, $.001 Par value                       21,395,773

                           INTERLEUKIN GENETICS, INC.
                                    Form 10-Q
                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.
     Condensed Consolidated Balance Sheets at
     March 31, 2001 and December 31, 2000 .....................................      1

     Condensed Consolidated Statements of Operations for the three months ended
     March 31, 2001 and March 31, 2000 ........................................      2

     Condensed Consolidated Statements of Cash Flows For the three months ended
     March 31, 2001 and March 31, 2000 ........................................      3

     Notes to Condensed Consolidated Financial Statements .....................      4

Item 2.

     Management's Discussion and Analysis of Financial Condition
     And Results of Operations ................................................      8

Item 3.

     Quantitative and Qualitative Disclosure about Market Risk ................     12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings .....................................................     12

Item 2. Changes in Securities and Use of Proceeds .............................     12

Item 3. Default Upon Senior Securities ........................................     12

Item 4. Submission of Matters to a Vote of Security Holders ...................     13

Item 5. Other Information .....................................................     13

Item 6. Exhibits and Reports on Form 8-K ......................................     13

                                     INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                     (Unaudited)

                               ASSETS
                                                                                    As of
                                                                      March 31, 2001   December 31, 2000
                                                                      ----------------------------------
Current assets:
     Cash and cash equivalents                                       $  4,971,532      $  2,391,561
     Marketable securities                                              2,006,260         2,999,040
     Accounts receivable, net of allowance for doubtful accounts           25,010            46,870
     of $59,000 and $77,000 at March 31, 2001 and December
     31, 2000, respectively
     Prepaid expenses and other current assets                            148,017           174,074
                                                                     ------------------------------

                   Total current assets                                 7,150,819         5,611,545

Fixed assets, net                                                          71,616            68,853

Other assets                                                               14,477            14,113
                                                                     ------------------------------

                   Total Assets                                      $  7,236,912      $  5,694,511
                                                                     ==============================


                   LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Accounts payable                                                $     72,121      $    297,178
     Accrued expenses                                                     607,329           603,072
     Deferred revenue                                                     188,758           204,807
     Current portion of capital lease obligations                          24,915            48,660
                                                                     ------------------------------

                   Total current liabilities                              893,123         1,153,717

Capital lease obligations, less current portion                            39,211            46,989
                                                                     ------------------------------

                   Total liabilities                                      932,334         1,200,706
                                                                     ------------------------------

Stockholders' equity:
     Preferred stock, no par value - 5,000,000 shares
        authorized; none issued or outstanding                                 --                --
     Common stock, $0.001 par value - 50,000,000 shares
        authorized; 20,525,156 and 19,067,427 shares issued
        and 20,500,529 and 19,042,800 outstanding at March 31,
        2001 and December 30, 2000, respectively                           20,525            19,067
     Treasury stock - 24,627 shares at cost                              (250,119)         (250,119)
     Additional paid-in capital                                        38,658,968        35,702,628
     Accumulated deficit                                              (32,131,058)      (30,991,015)
     Other comprehensive income                                             6,262            13,244
                                                                     ------------------------------

                   Total stockholders' equity                           6,304,578         4,493,805
                                                                     ------------------------------

                   Total liabilities and stockholders' equity        $  7,236,912      $  5,694,511
                                                                     ==============================



  The accompanying notes are an integral part of these consolidated financial statements

                   INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       For the three months ended March 31,
                                                                                       ------------------------------------
                                                                                            2001              2000
                                                                                       ------------------------------------
                                                                                                   (Unaudited)

Revenue                                                                                $     40,291      $     85,830

Cost of revenue                                                                              15,100            64,068
                                                                                       ------------------------------

     Gross profit                                                                            25,191            21,762
                                                                                       ------------------------------

Expenses:
     Research and development                                                               713,674           558,496
     Selling, general and administrative                                                    555,898           742,907
                                                                                       ------------------------------

               Total operating expenses                                                   1,269,572         1,301,403
                                                                                       ------------------------------
     Loss from operations                                                                (1,244,381)       (1,279,641)
                                                                                       ------------------------------

Other income (expense):
     Interest income                                                                        108,002            40,336
     Interest expense                                                                        (3,098)           (7,359)
     Other income (expense)                                                                    (566)              628
                                                                                       ------------------------------

               Total other income                                                           104,338            33,605
                                                                                       ------------------------------


     Net loss                                                                          $ (1,140,043)     $ (1,246,036)
                                                                                       ===============================


Basic and diluted net loss per share                                                   $      (0.06)     $      (0.07)
                                                                                       ===============================

Weighted average common shares outstanding                                               20,079,407        17,889,045
                                                                                       ===============================

  The accompanying notes are an integral part of these consolidated financial statements

                   INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                          For the three months ended March 31,
                                                                                               2001             2000
                                                                                          ------------------------------------
                                                                                                   (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
     Net loss                                                                              $(1,140,043)     $(1,246,036)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                                           10,512           43,039
        Change in value of stock options issued as compensation for services rendered           (5,638)         241,566
        Unrealized loss on securities                                                           (6,982)
     Changes in assets and liabilities:
        Account receivable, net                                                                 21,860           16,439
        Prepaid expenses and other current assets                                               26,057           11,488
        Accounts payable                                                                      (225,057)         (28,141)
        Accrued expenses                                                                         4,257             (210)
        Deferred revenue                                                                       (16,048)          (4,138)

                                                                                            ---------------------------
     Net cash used in operating activities                                                  (1,331,082)        (965,993)
                                                                                            ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of fixed assets                                                                 (13,275)              --
     Increase in other assets                                                                     (364)              --
     Proceeds from maturity of investments                                                     992,780               --

                                                                                            ---------------------------
     Net cash provided by investing activities                                                 979,141               --
                                                                                            ---------------------------

CASH FLOW FROM FINANCING ACTIVITIES
     Net proceeds from sales of common stock, net                                            2,963,436        4,922,971
     Principal payments of capitalized lease obligations, net                                  (31,524)         (19,884)

                                                                                            ---------------------------
     Net cash provided by (used in) financing activities                                     2,931,912        4,903,087
                                                                                            ---------------------------

Net increase (decrease) in cash and equivalents                                              2,579,971        3,937,094

Cash and cash equivalents, beginning of period                                               2,391,561          668,616
                                                                                            ---------------------------

Cash and cash equivalents, end of period                                                   $ 4,971,532      $ 4,605,710
                                                                                            ===========================

Supplemental disclosures of cash flow information:

     Cash paid for interest                                                                $     3,098      $     7,359
                                                                                            ===========================

     Cash paid for income taxes                                                            $        --      $        --
                                                                                            ===========================



  The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Presentation of Interim Information

Interleukin Genetics, Inc., a Delaware corporation ("ILGN" or the "Company") is a Pharmacogenetics company focused on personalized medicine. We believe that by identifying individuals at risk for certain diseases and combining it with specific therapeutic interventions better healthcare decisions can be made reducing costs and greatly improving patient health outcomes. We have a growing portfolio of patents covering the genetics of many common diseases and conditions, including cardiovascular diseases, osteoporosis, complications of diabetes, restenosis, and periodontal disease.

We have prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting standards for interim financial reporting and with Securities Exchange Commission rules and regulations for Form 10-Q. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes in our Annual Report on Form 10-K for the year ended December 31, 2000. The interim financial data are unaudited; however, in the opinion of our management the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to make the interim financial information not misleading. All significant intercompany transactions and accounts have been eliminated in consolidation. Results for interim periods are not necessarily indicative of those to be expected for the full year.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern. Since our inception, we have incurred cumulative net losses of approximately $32.1 million, including net losses of approximately $1.1 milling during the three months ended March 31, 2001. For the three months ended March 31, 2001, we are reporting negative cash flows from operating activities of approximately $1.3 million.

During the three months ended March 31, 2001, we raised approximately $3.0 million from a common stock private placement. During 2000, we raised approximately $6.7 million from two common stock private placements. We believe that our current cash resources are more than adequate to fund operations throughout the year 2001, however, without additional financing, we also believe that these resources will be depleted by July 2002. We are currently pursuing sources of capital and strategic partnerships in order to raise the capital necessary to continue operations past July 2002. WE CAN GIVE NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

Commercial success of genetic susceptibility tests will depend upon their acceptance as medically useful and cost-effective by patients, physicians, dentists, other members of the medical and dental community, and third-party payers. We are not certain whether we will be successful in developing and bringing to market our current or future tests based on the genetic discoveries made by us and our collaborators.

Research in the field of disease predisposing genes and genetic markers is intense and highly competitive. We have many competitors in the United States and abroad that have considerably greater financial, technical, marketing, and other resources available. If we do not discover disease predisposing genes or genetic markers and develop susceptibility tests and launch such services or products before our competitors, then revenues may be reduced or eliminated.

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

In July 1999, we entered into an agreement with Sheffield University ("Sheffield"), whereby we will undertake the development and commercialization of certain discoveries resulting from Sheffield's research. We also entered into a research and development services agreement with Sheffield that automatically renews in one-year increments. The agreement is non-cancelable for discoveries on which the parties have reached a specific agreement, but may be terminated with or without cause by either party upon six-months notice with respect to new discoveries on which the parties have not yet reached agreement. If Sheffield terminated the agreement, such termination could make the discovery and commercial introduction of new products more difficult or unlikely.

In September 1999, we entered into a five-year Consulting Agreement with Professor Gordon Duff, Sheffield's key collaborator. In accordance with the Consulting Agreement, Professor Duff received 200,000 shares of our common stock for relinquishing interests in previous research agreements, the value of which was $475,000 and was expensed in the third quarter of 1999. Dr. Duff will also receive one percent of the first $4 million of net sales under the PST technology and two percent for sales above $4 million. In July 2000 in consideration of future services, Dr. Duff received 25,000 options to purchase our common stock at the current market price. These options have a five-year exercise period from the date of grant. Dr. Duff also received payments for his ongoing consulting with us of approximately $22,500 for the three months ended March 31, 2001 and approximately $93,000 for the year ended December 31, 2000.

Note 2 - Revenue Recognition

Revenue from genetic susceptibility tests is recognized when the tests have been completed and the results reported to the doctors, provided that the amount is deemed to be collectible. To the extent test kits have been purchased but not yet submitted for test results, revenue recognition is deferred. The amount is presented as deferred revenue in the accompanying balance sheets. Contract revenues are recognized ratably as services are provided based on a fixed contract price or on negotiated hourly rates. In accordance with Staff Accounting Bulletin No. 101, up front non-refundable license fees are deferred and recognized ratably over the license term. Provision for anticipated losses on fixed-price contracts is made in the period losses are identified.

The Company has entered into agreements for the distribution of genetic susceptibility tests, both domestically and internationally. Distributor fees are received based on the terms of each agreement and are recognized ratably over the applicable agreement period. Distributor fees received in advance totaled $70,000 and $74,000 at March 31, 2001 and December 30, 2000,
respectively.

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

Note 4 - Basic and Diluted Net Loss per Common Share

Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), "Earnings per Share," outlines methods for computing and presenting earnings per share. SFAS 128 requires a calculation of basic and diluted earnings per shares for all periods presented. We had losses for the three months ended March 31, 2001 and 2000 and accordingly, options and warrants have been excluded from the calculation of the dilutive weighted average shares outstanding as they are antidilutive in loss periods. The calculation of diluted net loss per share excludes 1,877,943 and 1,420,916 stock options outstanding and 2,220,952 and 1,481,545 warrants to purchase common stock outstanding at March 31, 2001 and March 31, 2000, respectively.

Note 5 - Equity

In January 2001, we sold in a private placement 1.2 million shares of Common Stock for $2.50 per share. The purchasers of the common stock also received warrants to purchase 600,000 shares of Common Stock exercisable at $3.00 per share. We generated net proceeds of approximately $3.0 million from this transaction.

In December 2000, we sold in a private placement 542,373 shares of Common Stock for $3.69 per share. The purchasers of the Common Stock also received warrants to purchase 135,593 shares of Common Stock exercisable at $4.83 per share. We generated net proceeds of approximately $2.0 million from this transaction. Under the terms of this private placement we were required to adjust downward the price per share paid in the offering, by issuing additional shares, to match any lower price per share paid in subsequent offerings during the following 24 months. Following the January 2001 offering, described above, we issued an additional 257,627 shares of common stock to the purchasers in the December 2000 offering, and new warrants to purchase 264,407 shares of Common Stock exercisable at a price of $3.13 per share to replace the previously issued warrants to purchase 135,593 shares of Common Stock at a price of $4.83

Note 6 - Segment Information

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

During 2000, we closed our foreign operations. Therefore, we no longer have any assets outside of the United States. Since March 31, 2000 substantially all of the assets of the Company have been located in the United States.

The following table presents information about the Company by geographic area.

                          For the Three Months Ended March 31,
                                 2001             2000
                          ------------------------------------
         Total Revenue:
United States                $    40,291      $    74,602
France                                --            4,983
Other foreign                         --            6,245
                             -----------      -----------

Total                        $    40,291      $    85,830
                             ===========      ===========
         Operating loss:
United States                $(1,244,381)     $(1,113,288)
France                                --          (76,778)
Other foreign                         --          (89,575)
                             -----------      -----------

Total                        $(1,244,381)     $(1,279,641)
                             ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

Forward Looking Statements

This report and the documents incorporated by reference contain certain forward-looking statements including all statements concerning our expectations of future sales, gross profits, research and development expenses, selling, general and administrative expenses, genomics, product introductions and cash requirements. Forward-looking statements often, although not always include words or phrases such as "will likely result", "expect", "will continue", "anticipate", "estimate", "intend", "plan", "project", "outlook", or similar expressions. Actual results may vary materially from those expressed in forward looking statements. Factors that could cause actual results to differ from expectations include but are not limited to; risks related to market acceptance of genetic risk assessment tests in general and the Company's products in particular, risk related to technology and products obsolescence, delays in development of products, dependence on third parties, our ability to obtain adequate capital, competitive risks and those risks set forth within the section titles "Factors affecting future performance" within the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and within the section titled "Risk Factors" within the Company's Registration Statement of Form S-3, filed January 11, 2001 (File No. 333-53558). We cannot be certain that our results will not be adversely affected by one or more of those factors or by other factors not currently anticipated. We do not intend to update these forward-looking statements.


GENERAL OVERVIEW

    Interleukin Genetics, Inc., a Delaware corporation is a Pharmacogenetics company focused on personalized medicine. We believe that by identifying individuals at risk for certain diseases and combining it with specific therapeutic interventions, better healthcare decisions can be made, reducing costs and greatly improving patient health outcomes. We have a growing portfolio of patents covering the genetics of many common diseases and conditions, including cardiovascular diseases, osteoporosis, complications of diabetes, restenosis, and periodontal disease.

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

    We believe that the recent expansions in understanding of human genetic information coming from programs like the Human Genome Project will likely change forever the impersonal way medicine is practiced. This is because our responses to common disease initiating factors are largely determined by our specific genes. By using the new tools of the genomic era, scientists will be able to study how differences in specific individuals' genetic information direct their bodies to respond to these disease initiating factors in different ways. This is likely to be true both for identifying who is most likely to develop one disease or another and who is most likely to respond to one or another medicine. Since it is our genes that make us unique, at least in the biologic sense, we believe that tailoring medical therapy based on knowledge of our genetic tendencies will enable doctors to move beyond the one size fits all approach to prescribing medicines which are more "personalized" to each of us based upon our unique genetic make-up.

    Our first genetic test, PST(R), a test predictive of risk for periodontal disease, is currently marketed in the United States and Europe. Other products under development include tests predictive of risk for osteoporosis, coronary artery disease, complications of diabetes and restenosis.

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

    During 2000, we changed our strategy for marketing, distributing and processing PST. We no longer market, distribute or process PST ourselves. We now use third party marketers and distributors from whom we earn royalties. This change in strategy has reduced revenues, cost of revenue and operating expenses.



RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000

Revenue for the three months ended March 31, 2001 was $40,291 compared to $85,830 for the same period ended March 31, 2000, a decrease of 53%. In the three months ended March 31, 2001, the Company conducted 783 PST tests compared to 448 tests in the same period in 2000. Cost of revenue was $15,100 for the three months ended March 31, 2001 compared to $64,068 for 2000. Gross profit margin was 63% in the three months ended March 31, 2001 compared to 25% for the year earlier period.

The decrease in revenue was the result of a change in our strategy for marketing, distributing and processing PST. We no longer market, distribute or process PST ourselves. We now use third party marketers and distributors from whom we earn royalties. This has reduced revenue, cost of revenue and operating expenses. It has also led to an improvement in our gross margins.

For the three months ended March 31, 2001, the Company had research and development expenses of $713,674 as compared to $558,496 for the first quarter of 2000. The 2001 expense includes approximately $311,000 for outside research projects compared to approximately $32,000 for outside research projects during the first three months of 2000. Included in the research and development expense during the three months ended March 31, 2000 was a non-cash charge of approximately $222,000 for the cost of stock issued to Sheffield and Gordon Duff for services rendered. There was no such charge during the three months ended March 31, 2001.

Currently, we are conducting two major research projects: The first is a project in conjunction with Genome Therapeutics, Inc. to provide us with DNA sequencing information, including identifying SNP (Single Nucleotide Polymorphism) variations in the region of the IL-1 genes. The program is focusing on those key genes in this very specific chromosomal region that we and others have shown to be associated with risk for inflammatory diseases, including Alzheimer's disease, asthma, cardiovascular disease, diabetes, gastric cancer and osteoporosis. We expect the contract to be completed during the second quarter of 2001.

Our second major project is a clinical trial Brigham and Women's Hospital ("BWH") is conducting on our behalf to investigate the genetic control of inflammation. The proprietary screening platform being used in the BWH study, the Inflammation Response Induction System ("IRIS"), allows the rapid evaluation of inflammatory responses in humans with specific IL-1 genetic variations. We believe the BWH studies will improve understanding of how IL-1 genetic variations affect their risk for several chronic diseases and will help identify preventive and therapeutic compounds for patients who are at increased risk. We anticipate the BWH studies to be completed near the end of 2001.

We anticipate that before the end of 2001, we will conduct additional studies on PST, complications from diabetes, Osteoporosis and Inflammatory responses.

We expect the total research and development costs to be approximately $3.1 million for the calender year 2001. Actual costs may vary significantly from these estimates as a result of changes in technology, the success of current and future research projects, the actions of potential competitors and potential competitive products, the success or failure of our current or future strategic alliances and collaborations, the identification of new business opportunities and our ability to raise additional new capital.

We have not made an attempt to finalize an estimate of our research and development expenses for future years due to the factors listed above.

Selling, general and administrative expenses were $555,898 in the first quarter of 2001 compared to $742,907 in the first quarter of 2000, a decrease of 25%. The decrease was primarily the result of a reduction in administrative, sales and marketing expense related to the sale and distribution of PST. As mentioned above, we no longer market, sell or distribute PST directly. We now use third party marketers and distributors. This has significantly reduced our operating expenses as they relate to PST.

Interest income in the first quarter of 2001 was $108,002 compared to $40,336 in the first quarter of 2000. This increase reflects higher balances of cash in the first quarter of 2001 compared to the year earlier period. Interest expense of $3,098 was incurred during the period ended March 31, 2000, compared to $7,359 in the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations primarily through public and private sales of equity. During the three months ended March 31, 2001, the Company raised approximately $3.0 million from a common stock private placement. During 2000, the Company raised approximately $6.7 million from two common stock private placements. We believe that our current cash resources are more than adequate to fund operations throughout the year 2001, however, without additional financing, we also believe that these resources will be depleted by July 2002. We are currently pursuing sources of capital and strategic partnerships in order to raise the capital necessary to continue operations past July 2002. However, we can not assure that we will be successful in these efforts.

Since inception, we have incurred cumulative net losses of approximately $32.1 million, including losses of approximately $1.1 million during the three months ended March 31, 2001. Net cash used in operating activities was $1.3 million during the three months ended March 31, 2001 and $1.0 million during the same period last year. As of March 31, 2001 we had cash, cash equivalents and marketable securities of approximately $7.0 million.

We anticipate that we will continue to experience losses unless our genetic testing revenues grow substantially from current levels. In addition, if we are successful in reaching agreements with strategic partners on developing additional genetic tests, milestone payments, if any, from these strategic partners will help cover our research and development expense and could also reduce our net loss. We cannot give any assurances that we will be able to increase our revenues, either from genetic tests or licensing revenue, or that we will be able to reach collaborative partnering agreements.

We currently do not have any commitments for material capital expenditures. The Company's obligation at March 31, 2001 for capitalized lease obligations totaled approximately $64,000, of which $25,000 is classified as long-term and $39,000 is classified as current.

We anticipate that existing cash and cash equivalents, together with anticipated interest income and revenue, will be sufficient to conduct operations as planned through July 2002. However, future capital requirements are anticipated to be substantial, and we do not have commitments for additional capital at this time. Capital requirements are expected to arise from the commercial launch of additional genetic tests, continued research and development efforts, the protection of intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. WE CAN GIVE NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We maintain an investment portfolio consisting of securities of U.S. Treasury Notes. The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of these securities. After a review of the Company's marketable securities as of March 31, 2001, the Company has determined that in the event of a hypothetical ten percent increase in interest rates; the resulting decrease in fair market value of our marketable investment securities would be insignificant to the financial statements as a whole.



                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to, nor is its property the subject of, any pending legal proceeding.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) On January 26, 2001, the Company completed a private placement whereby the Company sold 1,200,000 shares of common stock, $.001 par value at a per share purchase price of $2.50 for a total offering price of $3,000,000. The shares of common stock issued pursuant to the private placement were not registered under the Securities Act of 1933, as amended pursuant to the exemptions of such registration provided under Regulation D of the rules and regulations promulgated under the Securities Act by the Securities and Exchange Commission and Section 4(2) of the Securities Act. On March 5, 2001, the Company filed an S-3 with the SEC to register the shares issued pursuant to that private placement. The Company relied on certain representations and warranties of the private placement investors, including, among other things, each of the investors' ability to evaluate the merits and risks of an investment in the shares, each of the investors' status as an "accredited investor" (as that term is defined in Rule 501(a) of Regulation D) and that the shares were acquired solely for each of the investors' own account for investment and not with a view to distribution. The purchasers of the common stock also received warrants to purchase 600,000 shares of common stock exercisable at $3.00 per share.

Following the January 2001 offering, described above, the Company issued an additional 257,627 shares of common stock to the purchasers in a December 2000 offering, and new warrants to purchase 264,407 shares of common stock exercisable at a price of $3.13 per share to replace the previously issued warrants to purchase 135,593 shares of common stock at a price of $4.83. The shares of common stock issued pursuant to the private placement were not registered under the Securities Act of 1933, as amended pursuant to the exemptions of such registration provided under Regulation D of the rules and regulations promulgated under the Securities Act by the Securities and Exchange Commission and Section 4(2) of the Securities Act. On March 5, 2001, the Company filed an S-3 with the SEC to register the shares issued pursuant to that private placement.

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

                                        INTERLEUKIN GENETICS, INC.


Date: May 8, 2001                       By:     /s/ Philip R. Reilly
                                            ---------------------------------
                                                Philip R. Reilly
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Executive Officer)


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