Form 10-Q
period 2001-06-30
INTERLEUKIN GENETICS INC
filed 2001-08-13
CIK 1037649

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended: June 30, 2001


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



     Title of Each Class                      Outstanding at July 31, 2001
-----------------------------                 -----------------------------
Common stock, $.001 Par value                          21,426,240

                           INTERLEUKIN GENETICS, INC.
                                    FORM 10-Q
                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.

     Condensed Consolidated Balance Sheets at
     June 30, 2001 and December 31, 2000 ............................  3

     Condensed Consolidated Statements of Operations for the
     three and six months ended June 30, 2001 and June 30, 2000 .....  4

     Condensed Consolidated Statements of Cash Flows
     For the six months ended June 30, 2001 and June 30, 2000 .......  5

     Notes to Condensed Consolidated Financial Statements ...........  6

Item 2.

     Management's Discussion and Analysis of Financial Condition
     And Results of Operations ...................................... 10

Item 3.

     Quantitative and Qualitative Disclosure about Market Risk....... 16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings............................................ 16

Item 2. Changes in Securities and Use of Proceeds.................... 17

Item 3. Default Upon Senior Securities............................... 17

Item 4. Submission of Matters to a Vote of Security Holders.......... 17

Item 5. Other Information............................................ 17

Item 6. Exhibits and Reports on Form 8-K............................. 17

                  INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
================================================================================

                                     ASSETS                          June 30, 2001    December 31, 2000
                                                                  ---------------------------------------
CURRENT ASSETS:
    Cash and cash equivalents                                        $  4,362,380       $  2,391,561
    Marketable securities                                               2,000,000          2,999,040
    Accounts receivable, net of allowance for doubtful accounts of $49,000 and $77,000 at June 30, 2001 and December
       31, 2000, respectively                                              14,385             46,870
    Prepaid expenses and other current assets                             163,094            174,074
                                                                  ---------------------------------------
            Total current assets                                        6,539,859          5,611,545

FIXED ASSETS, NET                                                          70,064             68,853

OTHER ASSETS                                                              112,068             14,113
                                                                  ---------------------------------------
            TOTAL ASSETS                                             $  6,721,991       $  5,694,511
                                                                  =======================================
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                 $    150,738       $    297,178
    Accrued expenses                                                      740,480            603,072
    Deferred revenue                                                       88,578            204,807
    Current portion of capital lease obligations                           26,834             48,660
                                                                  ---------------------------------------

            Total current liabilities                                   1,006,630          1,153,717

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                            29,810             46,989
                                                                  ---------------------------------------
            Total liabilities                                           1,036,440          1,200,706
                                                                  ---------------------------------------
STOCKHOLDERS' EQUITY:
    Preferred stock, no par value - 5,000,000 shares
       authorized; none issued or outstanding                                  --                 --
    Common stock, $0.001 par value - 50,000,000 shares
       authorized; 21,431,389 and 19,067,427 shares issued
       and 21,406,762 and 19,042,800 outstanding at June 30,
       2001 and December 31, 2000, respectively                            21,431             19,067
    Treasury stock - 24,627 shares at cost                               (250,119)          (250,119)
    Additional paid-in capital                                         39,191,446         35,702,628
    Accumulated deficit                                               (33,277,207)       (30,991,015)
    Other comprehensive income                                                 --             13,244
                                                                  ---------------------------------------
            Total stockholders' equity                                  5,685,551          4,493,805
                                                                  ---------------------------------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  6,721,991       $  5,694,511
                                                                  =======================================


         The accompanying notes are an integral part of these condensed consolidated financial statements

                   INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
================================================================================

                                             FOR THE THREE MONTHS ENDED JUNE 30,   FOR THE SIX MONTHS ENDED JUNE 30,
                                                   2001              2000                2001             2000
                                            ------------------------------------  -----------------------------------
REVENUE                                      $    118,654       $     82,119       $    158,945       $    167,950

COST OF REVENUE                                    19,845             56,357             34,944            120,425
                                            ------------------------------------  -----------------------------------
    GROSS PROFIT                                   98,809             25,762            124,001             47,525
                                            ------------------------------------  -----------------------------------
OPERATING EXPENSES:
    Research and development                      702,271            357,570          1,415,946            916,066
    Selling, general and administrative           620,223          1,051,729          1,176,121          1,794,636
                                            ------------------------------------  -----------------------------------
             Total operating expenses           1,322,494          1,409,299          2,592,067          2,710,702
                                            ------------------------------------  -----------------------------------
    LOSS FROM OPERATIONS                       (1,223,685)        (1,383,537)        (2,468,066)        (2,663,177)
                                            ------------------------------------  -----------------------------------
OTHER INCOME (EXPENSE):
    Interest income, net                           76,917             94,881            181,822            127,858
    Other income (expense)                            619               (981)                52               (353)
                                            ------------------------------------  -----------------------------------
             Total other income                    77,536             93,900            181,874            127,505
                                            ------------------------------------  -----------------------------------

    NET LOSS                                 $ (1,146,149)      $ (1,289,637)      $ (2,286,192)      $ (2,535,672)
                                            =========================================================================
BASIC AND DILUTED NET LOSS PER SHARE         $      (0.05)      $      (0.07)      $      (0.11)      $      (0.14)
                                            =========================================================================
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                    21,249,232         18,321,651         20,667,551         18,105,348
                                            =========================================================================


         The accompanying notes are an integral part of these condensed consolidated financial statements

                  INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

================================================================================

                                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                                                     2001            2000
                                                             --------------------------------------
                                                                          (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
     Net loss                                                   $(2,286,192)      $(2,535,672)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                21,206            83,657
        Issuance of stock options for services rendered             117,336           156,114
        Unrealized loss on marketable securities                    (13,243)               --
     Changes in assets and liabilities:
        Accounts receivable, net                                     32,485           (15,200)
        Prepaid expenses and other current assets                    10,980           (45,133)
        Accounts payable                                           (146,440)           (9,216)
        Accrued expenses                                            137,408           346,893
        Deferred revenue                                           (116,229)          (66,704)
                                                             --------------------------------------
     Net cash used in operating activities                       (2,242,689)       (2,085,261)
                                                             --------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of fixed assets                                      (22,416)               --
     Increase in other assets                                       (97,955)               --
     Proceeds from (purchases of) investments, net                  999,040        (2,927,079)
                                                             --------------------------------------
     Net cash provided by (used in) investing activities            878,669        (2,927,079)
                                                             --------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES
     Net proceeds from sales of common stock                      2,911,006         4,706,927
     Proceeds from exercises of warrants and stock options          462,838           261,682
     Principal payments of capitalized lease obligations            (39,005)          (37,920)
                                                             --------------------------------------
     Net cash provided by financing activities                    3,334,839         4,930,689
                                                             --------------------------------------
Net increase (decrease) in cash and equivalents                   1,970,819           (81,651)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    2,391,561           668,616
                                                             --------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 4,362,380       $   586,965
                                                             =======================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                     $     5,769       $    13,705
                                                             =======================================



         The accompanying notes are an integral part of these condensed consolidated financial statements

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

Interleukin Genetics, Inc., a Delaware corporation ("ILGN" or the "Company") is a Pharmacogenetics company focused on personalized medicine. We believe that combining genetic susceptibility tests with specific therapeutic strategies results in improved clinical outcomes and more cost-effective disease management. We have a growing portfolio of patents covering the genetics of many common diseases and conditions, including cardiovascular diseases, osteoporosis, complications of diabetes, restenosis, and periodontal disease.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting standards for interim financial reporting and with Securities Exchange Commission rules and regulations for Form 10-Q. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes in our Annual Report on Form 10-K for the year ended December 31, 2000. The interim condensed consolidated financial statements are unaudited, however, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary to make the interim financial information not misleading. All significant intercompany transactions and accounts have been eliminated in consolidation. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Since our inception, we have incurred cumulative net losses of approximately $33.3 million, including a net loss of approximately $2.3 milling during the six months ended June 30, 2001. For the six months ended June 30, 2001, we are incurred negative cash flows from operating activities of approximately $2.2 million.

During the six months ended June 30, 2001, we raised net proceeds of approximately $2.9 million, from a private placement of our common stock and approximately $450,000 from the exercise of outstanding warrants and stock options. During 2000, we raised approximately $6.7 million from two private placements of our common stock. We believe that our current cash resources are adequate to fund operations for at least an additional 12 months, however, without additional financing, we also believe that these resources will be depleted by September 2002. We are currently pursuing various sources of capital and strategic partnerships in order to raise the capital necessary to continue operations past September 2002. WE CAN GIVE NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NOTE 2 - RESEARCH ARRANGEMENTS

We have had a collaborative relationship with Sheffield University since 1994. In July 1999, we entered into an arrangement with Sheffield whereby we acquired the right to develop and commercialize Sheffield's past and future discoveries. Pursuant to this Research and Technology Transfer Agreement, Sheffield agreed to forego its rights to future royalties and granted us commercialization rights to future discoveries in exchange for 275,000 shares of our common stock. This common stock had a market value of $653,000 at the time of issuance. This agreement requires us to issue options to Sheffield to purchase our common stock exercisable at the current market price each July 1st as follows: An option to purchase 25,000 shares is issued as long as this agreement is in effect and an option to purchase 10,000 shares is issued for each patent application related to Sheffield's discoveries that we filed during the preceding 12 months. This agreement has a term of five years and may be canceled by us if the principal collaborator at Sheffield, Dr. Gordon Duff, leaves Sheffield or by either party upon six months' notice. Under the terms of this agreement we have issued options to acquire 35,000 shares of our common stock in both 2000 and 2001. In total we have issued options to acquire 70,000 shares of our common stock. These options were fully vested upon issuance expire five years from the date of issuance.

We also entered into a Research Support Agreement with Sheffield in July 1999 that requires us to pay the costs of all genetic research being conducted at Sheffield. Sheffield conducts this research according to an Annual Research Plan that is determined by a Steering Committee made up equally with members from Sheffield and us. This agreement automatically renews in one-year increments, but may be canceled by us if Dr. Duff leaves Sheffield or by either party upon six months' notice. In the event Sheffield terminated the agreement, it is doubtful we could discover or commercialize new products without incurring greater expense and increased utilization of our resources. We have made payments of approximately $84,000 to Sheffield for the six months ended June 30, 2001 and approximately $211,000 during the year ended December 31, 2000. We have paid an aggregate amount of $457,000 to Sheffield under the terms of this agreement through June 30, 2001.

In September 1999, we entered into a five-year Consulting Agreement with Professor Gordon Duff, Sheffield's key collaborator. In accordance with the Consulting Agreement, Professor Duff received 200,000 shares of our common stock for relinquishing interests in previous research agreements, the value of which was $475,000 and was recorded as research and development expense in the third quarter of 1999. Dr. Duff will also receive one percent of the first $4 million of net sales under the PST technology and two percent for sales above $4 million. In July 2000 in consideration of future services, Dr. Duff received an option to purchase 25,000 shares of our common stock at the then current market price. In July 2001 Dr. Duff received an additional option to purchase 25,000 shares our common stock at the market price as of that date in consideration of his ongoing consulting for us. These options were fully vested upon issuance expire five years from the date of issuance. Dr. Duff also received cash payments of approximately $45,000 for the six months ended June 30, 2001 and approximately $93,000 for the year ended December 31, 2000.

NOTE 3 - REVENUE RECOGNITION

Revenue from genetic susceptibility tests is recognized when the tests have been completed and the results reported to the doctors, provided that collection of the related receivable is probable. To the extent test kits have been purchased but not yet submitted for test results, revenue recognition is deferred. The amount is presented as deferred revenue in the accompanying balance sheets. Contract revenues are recognized ratably as services are provided. In accordance with Staff Accounting Bulletin No. 101, up front non-refundable license fees are deferred and recognized ratably over the license term. Provision for anticipated losses on fixed-price contracts is made in the period losses are identified.

NOTE 4 - USE OF ESTIMATES

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

NOTE 5 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), "Earnings per Share," outlines methods for computing and presenting earnings per share. SFAS 128 requires a calculation of basic and diluted earnings per share for all periods presented. We reported losses for the three and six months ended June 30, 2001 and 2000 and accordingly, outstanding options and warrants have been excluded from the calculation of the diluted weighted average shares outstanding as they are antidilutive in loss periods. The calculation of diluted net loss per share excludes 2,359,945 and 1,598,621 stock options outstanding and 1,345,952 and 1,481,545 warrants to purchase common stock outstanding at June 30, 2001 and June 30, 2000, respectively.

NOTE 6 - STOCKHOLDERS' EQUITY

In January 2001, we sold in a private placement 1.2 million shares of common stock for $2.50 per share. The purchasers of the common stock also received warrants to purchase up to 600,000 shares of common stock exercisable at $3.00 per share. We generated net proceeds of approximately $2.9 million from this transaction.

In December 2000, we sold in a private placement 542,373 shares of common stock for $3.69 per share. The purchasers of the common stock also received warrants to purchase up to 135,593 shares of common stock exercisable at $4.83 per share. We generated net proceeds of approximately $2.0 million from this transaction. Under the terms of this private placement we are required to adjust downward the price per share paid in the offering, by issuing additional shares, to match any lower price per share paid in subsequent offerings during the 24 months following the date of the private placement. Following the January 2001 private placement, described above, we issued an additional 257,627 shares of common stock to the purchasers in the December 2000 private placement, and new warrants to purchase 264,407 shares of Common Stock exercisable at a price of $3.13 per share to replace the previously issued warrants to purchase 135,593 shares of Common Stock at a price of $4.83 per share.

None of the warrants discussed in this section have been exercised.

NOTE 7 - SEGMENT INFORMATION

We follow the provisions of SFAS No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments in annual and interim financial statements, requiring that public business enterprises report financial and descriptive information about its reportable segments based on a management approach. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. In applying the requirements of this statement, the Company continues to have one reportable segment, which is the development of genetic susceptibility tests and therapeutic targets for common diseases.

During 2000, we closed our foreign operations. Therefore, we no longer have any assets outside of the United States. Since June 30, 2000 substantially all of the assets of the Company have been located in the United States.

The following table presents information about the Company by geographic area.

                       For the Six Months Ended June 30,
                           2001               2000
                        -----------       -----------

   Total Revenue:

United States           $   158,945       $   141,187
France                           --            15,912
Other foreign                    --            10,851
                        -----------       -----------

TOTAL                   $   158,945       $   167,950
                        ===========       ===========

   Operating loss:

United States           $(2,468,066)      $(2,238,797)
France                           --          (252,316)
Other foreign                    --          (172,064)
                        -----------       -----------

TOTAL                   $(2,468,066)      $(2,663,177)
                        ===========       ===========

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

THIS REPORT AND THE DOCUMENTS INCORPORATED BY REFERENCE CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS INCLUDING ALL STATEMENTS CONCERNING OUR EXPECTATIONS OF FUTURE SALES, GROSS PROFITS, RESEARCH AND DEVELOPMENT EXPENSES, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, GENOMICS, PRODUCT INTRODUCTIONS AND CASH REQUIREMENTS. FORWARD-LOOKING STATEMENTS OFTEN, ALTHOUGH NOT ALWAYS INCLUDE WORDS OR PHRASES SUCH AS "WILL LIKELY RESULT", "EXPECT", "WILL CONTINUE", "ANTICIPATE", "ESTIMATE", "INTEND", "PLAN", "PROJECT", "OUTLOOK", OR SIMILAR EXPRESSIONS. ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE EXPRESSED IN FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM EXPECTATIONS INCLUDE BUT ARE NOT LIMITED TO; RISKS RELATED TO MARKET ACCEPTANCE OF GENETIC RISK ASSESSMENT TESTS IN GENERAL AND THE COMPANY'S PRODUCTS IN PARTICULAR, RISK RELATED TO TECHNOLOGY AND PRODUCT OBSOLESCENCE, DELAYS IN DEVELOPMENT OF PRODUCTS, DEPENDENCE ON THIRD PARTIES, OUR ABILITY TO OBTAIN ADEQUATE CAPITAL, COMPETITIVE RISKS AND THOSE RISKS SET FORTH WITHIN THE COMPANY'S REPORT ON FORM 8-K DATED MAY 29, 2001 AND WITHIN THE SECTION TITLED "RISK FACTORS" WITHIN THE COMPANY'S REGISTRATION STATEMENT OF FORM S-3, AS AMENDED, FILED ON MARCH 5, 2001 (FILE NO. 333-56558). WE CANNOT BE CERTAIN THAT OUR RESULTS WILL NOT BE ADVERSELY AFFECTED BY ONE OR MORE OF THOSE FACTORS OR BY OTHER FACTORS NOT CURRENTLY ANTICIPATED. WE DO NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

GENERAL OVERVIEW

We develop and sell genetic susceptibility tests, tests that identify which individuals will respond to specific drug therapies and medical research tools. We focus our efforts on discovering genetic factors that predict the susceptibility of individuals to various diseases or determine which individuals will respond to a specific drug therapy. We market PST(R) in the United States and Europe. PST is our first genetic test and predicts the risk of periodontal disease. Products currently under development include tests that predict the risk of osteoporosis, coronary artery disease, complications from diabetes and restenosis.

Every living organism has a unique "genome," a master blueprint of all the cellular structures and activities necessary to build and support life. A genome is a map of the organism's DNA, which is in part comprised of segments called "genes." Genes contain the specific sequences of information responsible for particular physiological traits and processes. Each gene contains a sequence of nucleotides, which provide precise genetic instructions to create, or "express" a protein. Proteins are the primary building blocks of an organism's physiological characteristics. A typical human cell contains thousands of different proteins essential to its structure, growth and function. If even one gene or single nucleotide is abnormal, it can severely alter the cell's function and result in a disease condition. Throughout the past decade, researchers have focused on discovering genes and sequencing the human genome to determine the order of nucleotides in a specific gene, permitting identification of the gene and the protein it produces using a variety of techniques. For example, scientists have used cDNA libraries, which contain copies of DNA with only the expressed portion of the gene, in conjunction with computer software to identify locations of genes within the genome. Recent advances have allowed these technologies to operate in a high-throughput manner, causing the discovery of genes to become much more efficient and allowing researchers to focus on the functional aspects of genes. Understanding the functional aspects of genes permits the researchers to correlate those genes to medically relevant conditions. The efforts to discover and understand these functional aspects of the genes in the human genome are commonly referred to as "functional genomics." Identifying genes that may predispose a person to a particular disease may allow researchers to develop diagnostic tests for the disease permitting early diagnosis and more successful treatment. We believe that combining genetic susceptibility tests with specific therapeutic strategies results in improved clinical outcomes and more cost-effective disease management.

We also develop and license our medical research tools to pharmaceutical and biotech companies. For instance, BioFusion(R) is our proprietary computer modeling system that simulates complex diseases and allows researchers to identify useful information from the rapidly increasing genetic information databases that companies and academic centers worldwide generate.

We have had a collaborative relationship with Sheffield University since 1994. In July 1999, we entered into an arrangement with Sheffield whereby we acquired the right to develop and commercialize Sheffield's past and future discoveries. Pursuant to this Research and Technology Transfer Agreement, Sheffield agreed to forego its rights to future royalties and granted us commercialization rights to future discoveries in exchange for 275,000 shares of our common stock. This common stock had a market value of $653.000 at the time of issuance. This agreement requires us to issue options to Sheffield to purchase our common stock exercisable at the current market price each July 1st as follows: An option to purchase 25,000 shares is issued as long as this agreement is in effect and an option to purchase 10,000 shares is issued for each patent application related to Sheffield's discoveries that we filed during the preceding 12 months. This agreement has a term of five years and may be canceled by us if the principal collaborator at Sheffield, Dr. Gordon Duff, leaves Sheffield or by either party upon six months' notice. Under the terms of this agreement we have issued options to acquire 35,000 shares of our common stock in both 2000 and 2001. In total we have issued options to acquire 70,000 shares of our common stock. These options were fully vested upon issuance expire five years from the date of issuance.

We also entered into a Research Support Agreement with Sheffield in July 1999 that requires us to pay the costs of all genetic research being conducted at Sheffield. Sheffield conducts this research according to an Annual Research Plan that is determined by a Steering Committee made up equally with members from Sheffield and us. This agreement automatically renews in one-year increments, but may be canceled by us if Dr. Duff leaves Sheffield or by either party upon six months' notice. In the event Sheffield terminated the agreement, it is doubtful we could discover or commercialize new products without incurring greater expense and increased utilization of our resources. We have made payments of approximately $84,000 to Sheffield for the six months ended June 30, 2001 and approximately $211,000 during the year ended December 31, 2000. We have paid an aggregate amount of $457,000 to Sheffield under the terms of this agreement through June 30, 2001.

In September 1999, we entered into a five-year Consulting Agreement with Professor Gordon Duff, Sheffield's key collaborator. In accordance with the Consulting Agreement, Professor Duff received 200,000 shares of our common stock for relinquishing interests in previous research agreements, the value of which was $475,000 and was recorded as research and development expense in the third quarter of 1999. Dr. Duff will also receive one percent of the first $4 million of net sales under the PST technology and two percent for sales above $4 million. In July 2000 in consideration of future services, Dr. Duff received an option to purchase 25,000 shares of our common stock at the then current market price. In July 2001 Dr. Duff received an additional option to purchase 25,000 shares our common stock at the market price as of that date in consideration of his ongoing consulting for us. These options were fully vested upon issuance expire five years from the date of issuance. Dr. Duff also received cash payments of approximately $45,000 for the six months ended June 30, 2001 and approximately $93,000 for the year ended December 31, 2000.

We distribute PST through third party distributors. The Straumann Company and Kimball Genetics market PST in the United States and Puerto Rico. Straumann is a leading supplier of dental implants, and Kimball has expertise in processing genetic tests and analyzing their results. Hain Diagnostika/ADA GmbH distributes PST in all countries outside of North America and Japan. Hain has extensive experience in commercializing genetic tests in several fields, as well as a specific commitment to marketing products directly to dentists. Sales of PST have generated minimal revenues to date, and we do not know if or when PST will achieve commercial acceptance.

We collaborate with the University of Washington School of Dentistry in a study sponsored by Washington Dental Service. This study involves administering 1,200 PSTs, and we believe it will provide scientific and financial data regarding the use of PST as a treatment-planning tool to assess risk before actual periodontal damage occurs. We anticipate the data from the study will be available for analysis in late 2001.

Commercial success of genetic susceptibility tests will depend upon their acceptance as medically useful and cost-effective by patients, physicians, dentists, other members of the medical and dental community, and third-party payers. We are not certain whether we will be successful in developing and bringing to market our current or future tests based on the genetic discoveries made by our collaborators and us.

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

Our executive offices are located at 135 Beaver Street, Waltham, Massachusetts 02452, and our telephone number is 781/398-0700. We incorporated in Texas in 1986 and re-incorporated in Delaware in March 2000. We maintain a website at www.ilgenetics.com.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO THREE MONTHS ENDED JUNE 30,
2000

Revenue for the three months ended June 30, 2001 was $118,654 compared to $82,119 for the three months ended June 30, 2000, an increase of 44%. In the three months ended June 30, 2001, the Company conducted 1,729 PST tests compared to 588 tests in the same period in 2000. Cost of revenue was $19,845 for the three months ended June 30, 2001 compared to $56,357 for 2000. Gross profit margin was 83% in the three months ended June 30, 2001 compared to 31% for the year earlier period.

The increase in revenue was the result of a single study of PST being conducted by Washington Dental University. The number of processed tests in the three months ended June 2001 associated with this study was 1,008. This study ended in July and revenue from this source will not continue after that time. The reduction in cost of revenue and the improved gross margin are partially the result of the change in strategy in how we market, distribute and process PST. We no longer market, distribute or process PST ourselves. We now use third party marketers and distributors from whom we earn royalties. Margins were further improved by the increase in the higher margin revenue associated with the Washington Dental University study.

For the three months ended June 30, 2001, the Company had research and development expenses of $702,271 as compared to $357,570 for the same quarter of 2000. The 2001 expense includes approximately $142,000 for outside research projects compared to approximately $80,000 for outside research projects during the same period of 2000. Included in the research and development expense during the three months ended June 30, 2001 was a non-cash charge of approximately $103,000 for the value of stock options issued to Sheffield and Gordon Duff for services rendered. During the three months ended June 30, 2000 there was a credit of $105,000 for the corresponding options issued. The Company follows the provisions of Emerging Issues Task Force 96-18 in accounting for these options. This requires the Company to adjust for changes in the value of stock options issued and record an expense or a credit to adjust for any change in the value of non-vested stock options each interim period. Due to this requirement the Company had recorded a credit in the quarter ended June 30, 2000 due to a decrease in the value of the options.

Currently, we are conducting two major research projects: The first is a project in conjunction with Genome Therapeutics, Inc. to provide us with DNA sequencing information, including identifying SNP (Single Nucleotide Polymorphism) variations in the region of the IL-1 genes. The program is focusing on those key genes in this very specific chromosomal region that we and others have shown to be associated with risk for inflammatory diseases, including Alzheimer's disease, asthma, cardiovascular disease, diabetes, gastric cancer and osteoporosis. We expect the project to be completed during the third quarter of 2001.

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

We are also funding research at Sheffield University in support of several research projects including the following: A study to determine the haplotypes, or sets of genetic variations that are inherited together, that exist within the IL-1 gene cluster; A study to discover novel drug targets for inflammatory diseases by discovering genes involved in the responses of cells after they has been activated by IL-1; the development of a system that measures the net IL-1 biologic activity of blood or any tissue fluid and the discovery of the genetic variations that control patient to patient differences in inflammatory mechanisms. We believe that the completion of these studies will greatly enhance our understanding of the IL-1 gene cluster and the relationship of this gene cluster to inflammatory responses and disease risk.

We anticipate that before the end of 2001, we will conduct additional studies on complications from diabetes, osteoporosis and inflammatory responses. We expect the total research and development costs to be approximately $3.0 million for the calendar year 2001. Actual costs may vary significantly from these estimates as a result of changes in technology, the success or current and future research projects, the success or failure of our current or future strategic alliances and collaborations, the identification of new business opportunities and our ability to raise additional new capital.

We have not made an attempt to finalize an estimate of our research and development expenses for future years due to the factors listed above.

Selling, general and administrative expenses were $620,223 during the three months ended June 30, 2001 compared to $1,051,729 during the same quarter last year, a decrease of 41%. The decrease was partially the result of a reduction in administrative, sales and marketing expense related to the sale and distribution of PST. As mentioned above, we no longer market, sell or distribute PST directly. We now use third party marketers and distributors. This has significantly reduced our operating expenses as they relate to PST. In addition, during the period ended June 30, 2000 we incurred $180,000 of expense associated with our relocation to our current facility in Waltham Massachusetts and $98,000 in association with canceling a distribution agreement.

Interest income in the second quarter of 2001 was $79,589 compared to $101,227 in the second quarter of 2000. Interest expense of $2,672 was incurred during the quarter ended June 30, 2001, compared to $6,346 in the same period in 2000.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30, 2000

Revenue for the six months ended June 30, 2001 was $158,945 compared to $167,950 for the six months ended June 30, 2000, a decrease of 5%. In the six months ended June 30, 2001, the Company conducted 2,458 PST tests compared to 1,036 tests in the same period in 2000. Cost of revenue was $34,944 for the six months ended June 30, 2001 compared to $120,425 for 2000. Gross profit margin was 78% in the six months ended June 30, 2001 compared to 28% for the year earlier period.

The decrease in revenue and cost of revenue and the improvement in gross margin was the result of a change in our strategy for marketing, distributing and processing PST. We no longer market, distribute or process PST ourselves. We now use third party marketers and distributors from whom we earn royalties. The decrease in revenue was partially offset by revenue produced by a study of PST being conducted by Washington Dental University. The number of processed tests in the six months ended June 2001 associated with this study was 1,128. This study ended in July and revenue from this source will not continue after that time.

For the six months ended June 30, 2001, the Company had research and development expenses of $1,415,946 as compared to $916,066 for the same period in 2000. The 2001 expense includes approximately $448,000 for outside research projects compared to approximately $112,000 for outside research projects during the same period of 2000.

Selling, general and administrative expenses were $1,176,121 during the six months ended June 30, 2001 compared to $1,794,636 during the same quarter last year, a decrease of 34%. The decrease was partially the result of a reduction in administrative, sales and marketing expense related to the sale and distribution of PST. As mentioned above, we no longer market, sell or distribute PST directly. We now use third party marketers and distributors. This has significantly reduced our operating expenses as they relate to PST. In addition, during the period ended June 30, 2000 we incurred $180,000 expense associated with our relocation to our current facility in Waltham Massachusetts and $98,000 in association with canceling a distribution agreement.

Interest income in the second quarter of 2001 was $187,591 compared to $141,563 in the second quarter of 2000. Interest expense of $5,769 was incurred during the period ended June 30, 2001, compared to $13,705 in the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations primarily through public and private sales of equity. During the six months ended June 30, 2001, we raised net proceeds of approximately $2.9 million, net of expenses from a private placement of common stock and approximately $450,000 from the exercise of stock options and warrants. During 2000, we raised approximately $6.7 million from two private placements of common stock. We believe that our current cash resources are adequate to fund operations for at least 12 months, however, without additional financing, we also believe that these resources will be depleted by September 2002. We are currently pursuing sources of capital and strategic partnerships in order to raise the capital necessary to continue operations past September 2002. However, we can not assure that we will be successful in these efforts.

Since inception, we have incurred cumulative net losses of approximately $33.3 million, including losses of approximately $2.3 million during the six months ended June 30, 2001. Net cash used in operating activities was $2.2 million during the six months ended June 30, 2001 and $2.1 million during the same period last year. As of June 30, 2001 we had cash, cash equivalents and marketable securities of approximately $6.4 million.

We anticipate that we will continue to experience losses unless our genetic testing revenues grow substantially from current levels. In addition, if we are successful in reaching agreements with strategic partners, milestone payments, if any, from these strategic partners will help cover our research and development expense and could also reduce our net loss. We cannot give any assurances that we will be able to increase our revenues, either from genetic tests or licensing revenue, or that we will be able to reach collaborative partnering agreements.

We currently do not have any commitments for material capital expenditures. The Company's obligation at June 30, 2001 for capitalized lease obligations totaled approximately $57,000, of which $30,000 is classified as long-term and $27,000 is classified as current.

We anticipate that existing cash and cash equivalents will be sufficient to conduct operations as planned through September 2002. However, future capital requirements are anticipated to be substantial, and we do not have commitments for additional capital at this time. Capital requirements are expected to arise from the commercial launch of additional genetic tests, continued research and development efforts, the protection of intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. WE CAN GIVE NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We maintain an investment portfolio consisting of securities of U.S. Treasury Notes. The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of these securities. After a review of the Company's marketable securities as of June 30, 2001 the Company has determined that in the event of a hypothetical ten percent increase in interest rates; the resulting decrease in fair market value of our marketable investment securities would be insignificant to the financial statements as a whole.



                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to, nor is its property the subject of, any pending legal proceeding.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) Not applicable

(d) Not applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the Annual Meeting of Shareholders held on June 15, 2001, and received the votes set forth below:

     1. The following persons nominated were elected to serve as directors until the 2004 Annual Meeting and received the numbers of votes set forth opposite their names:

          Philip R. Reilly:         For:  13,007,596  Withheld:        97,200

          John Garofalo:            For:  13,076,796  Withheld:        28,000


     2. A proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 31, 2001, received 13,092,096 votes FOR and 7,100 votes AGAINST, with 5,600 abstentions.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a report on Form 8-K May 29, 2001 to update the risk factors affecting the business's operating results and financial condition.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTERLEUKIN GENETICS, INC.


Date: August 9, 2001                    By:  /s/ Philip R. Reilly
                                             ---------------------------------
                                             Philip R. Reilly
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


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