Form 10-Q
period 2001-09-30
INTERLEUKIN GENETICS INC
filed 2001-11-13
CIK 1037649

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
                                   ACT OF 1934

               For the quarterly period ended: September 30, 2001


                         Commission File Number: 0-23413


                           INTERLEUKIN GENETICS, INC.
             (Exact name of registrant as specified in its Charter)


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

                                 (781) 398-0700
               Registrant's Telephone Number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [ ]


     Title of Each Class                         Outstanding at October 31, 2001
     -------------------                         -------------------------------
Common stock, $.001 Par value                              21,426,752

                           INTERLEUKIN GENETICS, INC.
                                    FORM 10-Q
                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.

     Condensed Consolidated Balance Sheets at
     September 30, 2001 (unaudited) and December 31, 2000...................   3

     Condensed Consolidated Statements of Operations for the
     three and nine months ended September 30, 2001 and
     September 30, 2000 (unaudited).........................................   4

     Condensed Consolidated Statements of Cash Flows for the
     nine months ended September 30, 2001 and September 30, 2000
     (unaudited) ...........................................................   5

     Notes to Unaudited Condensed Consolidated Financial Statements ........   6

Item 2.

     Management's Discussion and Analysis of Financial Condition
     And Results of Operations .............................................  10

Item 3.

     Quantitative and Qualitative Disclosure About Market Risk .............  16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................................  17

Item 2. Changes in Securities and Use of Proceeds...........................  17

Item 3. Default Upon Senior Securities......................................  17

Item 4. Submission of Matters to a Vote of Security Holders.................  17

Item 5. Other Information...................................................  17

Item 6. Exhibits and Reports on Form 8-K....................................  17

                   INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
================================================================================


                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 2001            2000
                                                             ------------     ------------

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                $  5,371,327     $  2,391,561
    Marketable securities                                              --        2,999,040
    Accounts receivable, net of allowance for
       doubtful accounts of $41,000 and $77,000 at
       September 30, 2001 and December 31, 2000,
       respectively                                                13,992           46,870
    Prepaid expenses and other current assets                     109,325          174,074
                                                             ------------     ------------
                Total current assets                            5,494,644        5,611,545
FIXED ASSETS, NET                                                  79,850           68,853
OTHER ASSETS                                                      112,067           14,113
                                                             ------------     ------------
            TOTAL ASSETS                                     $  5,686,561     $  5,694,511
                                                             ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                         $    191,297     $    297,178
    Accrued expenses                                              745,278          603,072
    Deferred revenue                                               83,948          204,807
    Current portion of capital lease obligations                   25,217           48,660
                                                             ------------     ------------
            Total current liabilities                           1,045,740        1,153,717
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                    23,588           46,989
                                                             ------------     ------------
            Total liabilities                                   1,069,328        1,200,706
                                                             ------------     ------------
STOCKHOLDERS' EQUITY:
    Preferred stock, no par value - 5,000,000 shares
       authorized; none issued or outstanding                          --               --
    Common stock, $0.001 par value - 50,000,000 shares
       authorized; 21,451,379 and 19,067,427 shares
       issued and 21,426,752 and 19,042,800 outstanding
       at September 30, 2001 and December 31, 2000,
       respectively                                                21,451           19,067
    Treasury stock - 24,627 shares at cost                       (250,119)        (250,119)
    Additional paid-in capital                                 39,258,987       35,702,628
    Accumulated deficit                                       (34,413,086)     (30,991,015)
    Other comprehensive income                                         --           13,244
                                                             ------------     ------------
            Total stockholders' equity                          4,617,233        4,493,805
                                                             ------------     ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  5,686,561     $  5,694,511
                                                             ============     ============





   The accompanying notes are an integral part of these condensed consolidated financial statements

                   INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
================================================================================

                                              FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                            --------------------------      --------------------------
                                               2001           2000             2001           2000
                                            -----------    -----------      -----------    -----------

REVENUE                                     $    24,978    $    38,141      $   183,923    $   206,091
COST OF REVENUE                                   8,443         36,423           43,387        156,848
                                            -----------    -----------      -----------    -----------
    GROSS PROFIT                                 16,535          1,718          140,536         49,243
                                            -----------    -----------      -----------    -----------
OPERATING EXPENSES:
    Research and development                    634,719        471,729        2,050,665      1,387,795
    Selling, general and administrative         565,110        744,466        1,741,231      2,539,102
                                            -----------    -----------      -----------    -----------
             Total operating expenses         1,199,829      1,216,195        3,791,896      3,926,897
                                            -----------    -----------      -----------    -----------
    LOSS FROM OPERATIONS                     (1,183,294)    (1,214,477)      (3,651,360)    (3,877,654)
                                            -----------    -----------      -----------    -----------
OTHER INCOME (EXPENSE):
    Interest income, net                         47,265         76,896          229,087        204,754
    Other income (expense)                          149          7,326              202          6,973
                                            -----------    -----------      -----------    -----------
             Total other income                  47,414         84,222          229,289        211,727
                                            -----------    -----------      -----------    -----------
    NET LOSS                                $(1,135,880)   $(1,130,255)     $(3,422,071)   $(3,665,927)
                                            -----------    -----------      -----------    -----------
BASIC AND DILUTED NET LOSS PER SHARE        $     (0.05)   $     (0.06)     $     (0.16)   $     (0.20)
                                            ===========    ===========      ===========    ===========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                  21,424,105     18,409,643       20,922,361     18,206,780
                                            ===========    ===========      ===========    ===========



  The accompanying notes are an integral part of these condensed consolidated financial statements

                   INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
================================================================================

                                                                           FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                        --------------------------
                                                                           2001           2000
                                                                        -----------    -----------
                                                                               (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
     Net loss                                                           $(3,422,071)   $(3,665,927)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                        32,772        129,410
        Stock-based compensation expense related to
        issuance of stock options                                           165,331        175,792
        Loss on disposal of fixed assets                                         --         32,167
        Unrealized loss on marketable securities                            (13,244)            --
     Changes in assets and liabilities:
        Accounts receivable, net                                             32,878        (31,691)
        Prepaid expenses and other current assets                            64,749       (100,216)
        Accounts payable                                                   (105,881)       (39,063)
        Accrued expenses                                                    142,206        103,582
        Deferred revenue                                                   (120,859)         8,812
                                                                        -----------    -----------
     Net cash used in operating activities                               (3,224,119)    (3,387,134)
                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of fixed assets                                              (43,769)       (16,297)
     Increase in other assets                                               (97,954)            --
     Proceeds from investments                                            2,999,040     (3,930,907)
     Purchases of investments                                                    --      1,961,519
                                                                        -----------    -----------
     Net cash provided by (used in) investing activities                  2,857,317     (1,985,685)
                                                                        -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES
     Net proceeds from sales of common stock                              2,911,006      4,733,084
     Proceeds from exercises of warrants and stock options                  482,406        298,751
     Principal payments of capitalized lease obligations                    (46,844)       (53,415)
                                                                        -----------    -----------
     Net cash provided by financing activities                            3,346,568      4,978,420
                                                                        -----------    -----------
Net increase (decrease) in cash and equivalents                           2,979,766       (394,399)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            2,391,561        668,616
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 5,371,327    $   274,217
                                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                             $     8,165    $    17,662
                                                                        ===========    ===========




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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting standards for interim financial reporting and with Securities Exchange Commission rules and regulations for Form 10-Q. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes in our Annual Report on Form 10-K for the year ended December 31, 2000. The interim condensed consolidated financial statements are unaudited; however, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary to make the interim financial information not misleading. All significant intercompany transactions and accounts have been eliminated in consolidation. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Since our inception, we have incurred cumulative net losses of approximately $34.4 million, including a net loss of approximately $3.4 milling during the nine months ended September 30, 2001. For the nine months ended September 30, 2001, we have incurred negative cash flows from operating activities of approximately $3.2 million.

During the nine months ended September 30, 2001, we raised net proceeds of approximately $2.9 million, from a private placement of our common stock and approximately $480,000 from the exercise of outstanding warrants and stock options. During the year ended December 31, 2000, we raised approximately $6.7 million from two private placements of our common stock. We believe that our current cash resources are adequate to fund operations until September 2002; however, without additional financing, we also believe that these resources will be depleted by September 2002. We are currently pursuing various sources of capital and strategic partnerships in order to raise the capital necessary to continue operations past September 2002. WE CAN GIVE NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL, OR IF WE DO RAISE ADDITIONAL CAPITAL, THAT IT WILL BE ON TERMS ACCEPTABLE TO OUR STOCKHOLDERS OR US. IF ADDITIONAL AMOUNTS CANNOT BE RAISED, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NOTE 2 - RESEARCH ARRANGEMENTS

We have had a collaborative relationship with Sheffield University since 1994. In July 1999, we entered into an arrangement with Sheffield whereby we acquired the right to develop and commercialize Sheffield's past and future discoveries. Pursuant to this Research and Technology Transfer Agreement, Sheffield agreed to forego its rights to future royalties and granted us commercialization rights to future discoveries in exchange for 275,000 shares of our common stock. This common stock had a market value of $653,000 at the time of issuance and was recorded as an expense in the period of issuance. This agreement also requires us to issue options on July 1st of each year to Sheffield to purchase our common stock. Each option issued is exercisable at the then current market price for a number of shares determined as follows: (i) 25,000 shares if this agreement is in effect and (ii) 10,000 shares for each patent application related to Sheffield's discoveries that we filed during the preceding 12 months. This agreement has a term of five years and may be canceled by us if the principal collaborator at Sheffield, Dr. Gordon Duff, leaves Sheffield or by either party upon six months' notice. Under the terms of this agreement we have issued options to acquire 35,000 shares of our common stock in both 2000 and 2001. In total we have issued options to acquire 70,000 shares of our common stock. These options were fully vested upon issuance and expire five years from the dates of issuance.

We also entered into a Research Support Agreement with Sheffield in July 1999 that requires us to pay the costs of all genetic research being conducted at Sheffield. Sheffield conducts this research according to an Annual Research Plan that is determined by a Steering Committee made up equally of members from Sheffield and us. This agreement automatically renews in one-year increments, but may be canceled by us if Dr. Duff leaves Sheffield or by either party upon six months' notice. In the event Sheffield terminated the agreement, it is doubtful we could discover or commercialize new products without incurring greater expense and increased utilization of our resources. We have made payments of approximately $154,000 to Sheffield for the nine months ended September 30, 2001 and approximately $211,000 during the year ended December 31, 2000. We have paid an aggregate amount of $527,000 to Sheffield under the terms of this agreement through September 30, 2001.

In September 1999, we entered into a five-year Consulting Agreement with Professor Gordon Duff, Sheffield's key collaborator. In accordance with the Consulting Agreement, Professor Duff received 200,000 shares of our common stock for relinquishing interests in previous research agreements, the value of which was $475,000 and was recorded as research and development expense in the third quarter of 1999. Under this agreement Dr. Duff will also receive one percent of the first $4 million of net sales under the PST technology and two percent of sales above $4 million. In July 2000 in consideration of future services, Dr. Duff received an option to purchase 25,000 shares of our common stock at the then current market price. In July 2001 Dr. Duff received an additional option to purchase 25,000 shares our common stock at the market price as of that date in consideration of his ongoing consulting for us. These options were fully vested upon issuance expire five years from the date of issuance. Dr. Duff also received cash payments of approximately $68,000 for the nine months ended September 30, 2001 and approximately $93,000 for the year ended December 31, 2000.

NOTE 3 - REVENUE RECOGNITION

Revenue from genetic susceptibility tests is recognized when the tests have been completed and the results reported to the doctors, provided that collection of the related receivable is probable. To the extent test kits have been purchased but not yet submitted for test results, revenue recognition is deferred. Amounts received prior to meeting the above revenue recognition criteria are presented as deferred revenue in the accompanying balance sheets. Contract revenues are recognized ratably as services are provided. In accordance with Staff Accounting Bulletin No. 101, up front non-refundable license fees are deferred and recognized ratably over the license term. Provision for anticipated losses on fixed-price contracts is made in the period losses are identified.

NOTE 4 - USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

NOTE 5 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), "Earnings per Share," outlines methods for computing and presenting earnings per share. SFAS 128 requires a calculation of basic and diluted earnings per share for all periods presented. We reported losses for the three and nine months ended September 30, 2001 and 2000 and accordingly, outstanding options and warrants have been excluded from the calculation of the diluted weighted average shares outstanding as they are antidilutive in loss periods. The calculation of diluted net loss per share excludes 2,626,279 and 1,733,636 stock options outstanding and 1,345,952 and 1,356,545 warrants to purchase common stock outstanding at September 30, 2001 and September 30, 2000, respectively.

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

NOTE 7 - SEGMENT INFORMATION

We follow the provisions of SFAS No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments in annual and interim financial statements, requiring that public business enterprises report financial and descriptive information about reportable segments based on a management approach. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. In applying the requirements of this statement, we continue to have one reportable segment, which is the development of genetic susceptibility tests and therapeutic targets for common diseases.

During 2000, we closed our foreign operations. Therefore, we no longer have any assets outside of the United States. Since September 30, 2000 substantially all of our assets have been located in the United States. For the nine-month periods ended September 31, 2000 and 2001 all revenue was primarily generated in the United States.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), which applies to all business combinations initiated after June 30, 2001. This statement requires that all business combinations be accounted for by the purchase method and defines the criteria used to identify intangible assets to be recognized apart from goodwill.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which is effective for fiscal years beginning after December 15, 2001, except goodwill and intangible assets acquired after June 30, 2001 which are subject immediately to the non-amortization and amortization provisions of this Statement. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the retirement costs.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

The Company does not expect the effect of complying to these new accounting pronouncements to be material to its financial position or its results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words or phrases such as "will likely result", "expect", "will continue", "anticipate", "estimate", "intend", "plan", "project", "outlook", or similar expressions are intended to identify forward-looking statements. Forward-looking statements address or may address the following subjects:

- The sufficiency of our current cash resources to fund operations until September 2002;

- Our expectation of the benefits that will result from the ongoing clinical trial that Brigham and Women's Hospital is conducting on our behalf to investigate the genetic control of inflammation;

- Our expectation of the benefits that will result from the ongoing research we are funding at Sheffield University;

- Our expectation that total research and development costs, including clinical costs, will be approximately $2.8 million for the year ended December 31, 2001; and

- Our expectation that we will continue to experience losses until our genetic testing revenues grow substantially from current levels.

Actual results may vary materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include but are not limited to; risks related to market acceptance of genetic risk assessment tests in general and the Company's products in particular, risk related to technology and product obsolescence, delays in development of products, dependence on third parties, our ability to obtain adequate capital, competitive risks and those risks set forth within the Company's Report on Form 8-K we filed with the SEC on May 31, 2001 (File No. 0-23413) and within the section titled "Risk Factors" within the Company's Registration Statement of Form S-3, as amended, filed on March 5, 2001 (File No. 333-56558). We cannot be certain that our results will not be adversely affected by one or more of those factors or by other factors not currently anticipated. All information set forth in this Form 10-Q is as of the date of this Form 10-Q. Unless required by law we accept no responsibility to update this information.

GENERAL OVERVIEW

We develop and sell genetic susceptibility tests, tests that identify which individuals will respond to specific drug therapies and medical research tools. We focus our efforts on discovering genetic factors that predict the susceptibility of individuals to various diseases or determine which individuals will respond to a specific drug therapy. We market PST(R) in the United States and Europe. PST is our first genetic test and predicts the risk of periodontal disease. Products currently under development include tests that predict the risk of osteoporosis, coronary artery disease and complications from diabetes and a test that predicts which drug treatment will be most effective for patients with advanced Rheumatoid Arthritis.

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

We have had a collaborative relationship with Sheffield University since 1994. In July 1999, we entered into an arrangement with Sheffield whereby we acquired the right to develop and commercialize Sheffield's past and future discoveries. Pursuant to this Research and Technology Transfer Agreement, Sheffield agreed to forego its rights to future royalties and granted us commercialization rights to future discoveries in exchange for 275,000 shares of our common stock. This common stock had a market value of $653,000 at the time of issuance. This agreement also requires us to issue options on July 1st of each year to Sheffield to purchase our common stock. Each option issued is exercisable at the then current market price for a number of shares determined as follows: (i) 25,000 shares if this agreement is in effect and (ii) 10,000 shares for each patent application related to Sheffield's discoveries that we filed during the preceding 12 months. This agreement has a term of five years and may be canceled by us if the principal collaborator at Sheffield, Dr. Gordon Duff, leaves Sheffield or by either party upon six months' notice. Under the terms of this agreement we have issued options to acquire 35,000 shares of our common stock in both 2000 and 2001. In total we have issued options to acquire 70,000 shares of our common stock. These options were fully vested upon issuance and expire five years from the dates of issuance.

We also entered into a Research Support Agreement with Sheffield in July 1999 that requires us to pay the costs of genetic research being conducted at Sheffield on our behalf. Sheffield conducts this research according to an Annual Research Plan that is determined by a Steering Committee made up equally with members from Sheffield and us. This agreement automatically renews in one-year increments, but may be canceled by us if Dr. Duff leaves Sheffield or by either party upon six months' notice. In the event Sheffield terminated the agreement, it is doubtful we could discover or commercialize new products without incurring greater expense and increased utilization of our resources. We have made payments of approximately $154,000 to Sheffield for the nine months ended September 30, 2001 and approximately $211,000 during the year ended December 31, 2000. We have paid an aggregate amount of $527,000 to Sheffield under the terms of this agreement through September 30, 2001.

In September 1999, we entered into a five-year Consulting Agreement with Professor Gordon Duff, Sheffield's key collaborator. In accordance with the Consulting Agreement, Professor Duff received 200,000 shares of our common stock for relinquishing interests in previous research agreements, the value of which was $475,000 and was recorded as research and development expense in the third quarter of 1999. Dr. Duff will also receive one percent of the first $4 million of net sales under the PST technology and two percent for sales above $4 million. In July 2000 in consideration of future services, Dr. Duff received an option to purchase 25,000 shares of our common stock at the then current market price. In July 2001 Dr. Duff received an additional option to purchase 25,000 shares our common stock at the market price as of that date in consideration of his ongoing consulting for us. These options were fully vested upon issuance and expire five years from the date of issuance. Dr. Duff also received cash payments of approximately $68,000 for the nine months ended September 30, 2001 and approximately $93,000 for the year ended December 31, 2000.

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

We collaborate with the University of Washington School of Dentistry in a study sponsored by Washington Dental Service. This study involved administering 1,150 PSTs, and we believe it will provide scientific and financial data regarding the use of PST as a treatment-planning tool to assess risk before actual periodontal damage occurs. The data from the study are currently being analyzed.

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

Our ability to successfully commercialize genetic susceptibility tests depends partly on obtaining adequate reimbursement for such products and related treatment from government and private health care insurers and other third-party payers. Doctors' decisions to recommend genetic susceptibility tests may be influenced by the scope and reimbursement for such tests by third-party payers. If both third-party payers and individuals are unwilling to pay for the test, then the number of tests performed will significantly decrease, therefore resulting in a reduction of revenues.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenue for the three months ended September 30, 2001 was $24,978 compared to $38,141 for the three months ended September 30, 2000, a decrease of 35%. In the three months ended September 30, 2001, the Company recorded revenue from 577 PST tests compared to 304 tests in the same period in 2000. Cost of revenue was $8,443 for the three months ended September 30, 2001 compared to $36,423 for 2000. Gross profit margin was 66% in the three months ended September 30, 2001 compared to 5% for the same period in 2000.

The decrease in revenue and the improved gross margin are the result of the change in strategy in how we market, distribute and process PST. We no longer market, distribute or process PST ourselves. We now use third parties to perform these activities on our behalf and we earn a royalty on end-user sales.

For the three months ended September 30, 2001, the Company had research and development expenses of $634,719 as compared to $471,729 for the same quarter of 2000, an increase of 35%. The increase was primarily the result of increases in personnel costs and increases in expenses for outside research projects. The 2001 expense includes approximately $133,000 for outside research projects compared to approximately $36,000 for outside research projects during the same period of 2000.

We have recently completed a research project with Genome Therapeutics, Inc. to provide us with DNA sequencing information, including identifying SNP (Single Nucleotide Polymorphism) variations in the region of the IL-1 genes. The program is focusing on those key genes in this very specific chromosomal region that we and others have shown to be associated with risk for inflammatory diseases, including Alzheimer's disease, asthma, cardiovascular disease, diabetes, gastric cancer and osteoporosis.

Another ongoing research project is a clinical trial Brigham and Women's Hospital ("BWH") is conducting on our behalf to investigate the genetic control of inflammation. The proprietary screening platform being used in the BWH study, the Inflammation Response Induction System ("IRIS"), allows the rapid evaluation of inflammatory responses in humans with specific IL-1 genetic variations. We believe the BWH studies will improve understanding of how IL-1 genetic variations affect their risk for several chronic diseases and will help identify preventive and therapeutic compounds for patients who are at increased risk.

We are also funding research at Sheffield University in support of several research projects including the following: A study to determine the haplotypes, or sets of genetic variations that are inherited together, that exist within the IL-1 gene cluster; A study to discover novel drug targets for inflammatory diseases by discovering genes involved in the responses of cells after they have been activated by IL-1; the development of a system that measures the net IL-1 biologic activity of blood or any tissue fluid and the discovery of the genetic variations that control patient to patient differences in inflammatory mechanisms. We believe that the completion of these studies will greatly enhance our understanding of the IL-1 gene cluster and the relationship of this gene cluster to inflammatory responses and disease risk.

During the month of October 2001 we substantially completed the physical construction on our new research laboratory located at our corporate offices at 135 Beaver Street in Waltham, Massachusetts. We expect the lab to be operational before the end of the year. We plan to undertake the following research activities within the laboratory:

- Identification of functional SNPs: A project to determine which of the SNPs within the IL-1 gene cluster leads to an alteration in the expression of the IL-1 genes.

- Create IL-1 genotype and haplotype specific cell models that can be used for studying drug responses. These models will be critical proprietary reagents for the analyses of genotype related drug response for use in future partnerships and collaborative projects for the development of new drugs.

- Investigate IL-1 genotype and haplotype influences on the expression of inflammatory response genes derived from tissues of individuals with diseases that we are studying clinically.

We expect total research and development costs, including clinical costs, to be approximately $2.8 million for the calendar year 2001. Actual costs may vary from this estimate as a result of changes in technology, the success of current and future research projects, the success or failure of our current or future strategic alliances and collaborations, the identification of new business opportunities and our ability to raise additional new capital.

We have not made an attempt to finalize an estimate of our research and development expenses for 2002 or beyond due to the factors listed above.

Selling, general and administrative expenses were $565,110 during the three months ended September 30, 2001 compared to $744,466 during the same quarter last year, a decrease of 24%. The decrease was primarily the result of a reduction in administrative, sales and marketing expense related to the sale and distribution of PST. As mentioned above, we no longer market, sell, distribute or process PST directly. We now use third parties to perform these activities on our behalf. This has significantly reduced our operating expenses as they relate to PST.

Interest income in the third quarter of 2001 was $49,661 compared to $80,853 in the third quarter of 2000. This decrease is due entirely to the lower average cash, cash equivalent and marketable securities and lower interest rates in 2001 in comparison to the same period in 2000. Interest expense of $2,396 was incurred during the quarter ended September 30, 2001, compared to $3,957 in the same period in 2000.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenue for the nine months ended September 30, 2001 was $183,923 compared to $206,091 for the nine months ended September 30, 2000, a decrease of 11%. In the nine months ended September 30, 2001, the Company recorded revenue based on 3,035 PST tests processed compared to 1,340 tests in the same period in 2000. Cost of revenue was $43,387 for the nine months ended September 30, 2001 compared to $156,848 for 2000. Gross profit margin was 76% in the nine months ended September 30, 2001 compared to 24% for the year earlier period.

The decrease in revenue and cost of revenue and the improvement in gross margin was the result of a change in our strategy for marketing, distributing and processing PST. We no longer market, distribute or process PST ourselves. We now use third parties to perform these functions on our behalf and we earn a royalty on end-user sales. The decrease in revenue was partially offset by revenue produced by a study of PST being conducted by Washington Dental University. The number of processed tests in the six months ended June 2001 associated with this study was 1,150. This study ended in July and revenue from this source has not continued after that time.

For the nine months ended September 30, 2001, the Company had research and development expenses of $2,050,665 as compared to $1,387,795 for the same period in 2000. The increase was due to increases in personnel costs and increases in the cost of outside research projects. The 2001 expense includes approximately $581,000 for outside research projects compared to approximately $148,000 for outside research projects during the same period of 2000.

Selling, general and administrative expenses were $1,741,231 during the nine months ended September 30, 2001 compared to $2,539,102 during the same period last year, a decrease of 31%. The decrease was partially the result of a reduction in administrative, sales and marketing expense related to the sale and distribution of PST. As mentioned above, we no longer market, sell or distribute PST directly. This has significantly reduced our operating expenses as they relate to PST. In addition, during the nine month period ended September 30, 2000 we incurred $180,000 expense associated with our relocation to our current facility in Waltham Massachusetts and $98,000 in connection with the cancellation of a distribution agreement.

Interest income during the nine months ended September 30 2001 was $237,252 compared to $222,416 during the same period of 2000. Interest expense of

$8,165 was incurred during the nine month period ended September 30, 2001, compared to $17,662 in the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations primarily through public and private sales of equity. During the nine months ended September 30, 2001, we raised net proceeds of approximately $2.9 million, net of expenses, from a private placement of common stock and approximately $480,000 from the exercise of stock options and warrants. During 2000, we raised approximately $6.7 million from two private placements of common stock.

Since inception, we have incurred cumulative net losses of approximately $34.4 million, including losses of approximately $3.4 million during the nine months ended September 30, 2001. Net cash used in operating activities was $3.2 million during the nine months ended September 30, 2001 and $3.4 million during the same period last year.

We anticipate that we will continue to experience losses until our genetic testing revenues grow substantially from current levels. In addition, if we are successful in reaching agreements with strategic partners, milestone payments, if any, from these strategic partners will help cover our research and development expense and could also reduce our net loss. We cannot give any assurances that we will be able to increase our revenues, either from genetic tests or licensing revenue, or that we will be able to reach collaborative partnering agreements.

We currently do not have any commitments for material capital expenditures. The Company's obligation at September 30, 2001 for capitalized lease obligations totaled approximately $49,000, of which $24,000 is classified as long-term and $25,000 is classified as current.

As of both September 30, 2001 and December 31, 2000 we had cash, cash equivalents and marketable securities of approximately $5.4 million. We anticipate that existing cash and cash equivalents will be sufficient to conduct operations through September 2002. However, future capital requirements are anticipated to be substantial, and we do not have commitments for additional capital at this time. Capital requirements are expected to arise from the commercial launch of additional genetic tests, continued research and development efforts, the protection of intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. We are currently pursuing sources of capital and strategic partnerships in order to raise the capital necessary to continue operations past September 2002. However, we can not assure that we will be successful in these efforts. WE CAN GIVE NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL, OR IF WE DO RAISE ADDITIONAL CAPITAL, THAT IT WILL BE ON TERMS ACCEPTABLE TO OUR STOCKHOLDERS OR US. IF ADDITIONAL AMOUNTS CANNOT BE RAISED, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of September 30, 2001, the only financial instruments we carried were cash and cash equivalents. We believe the market risk arising from holding these financial instruments is not material.

Some of our sales occur outside the United States and are transacted in foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. At this time we do not believe this risk is material and we do not currently use derivative financial instruments to manage foreign currency fluctuation risk. However, if foreign sales increase and the risk of foreign currency exchange rate fluctuation increases, we may in the future consider utilizing derivative instruments to mitigate these risks.


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

                                      INTERLEUKIN GENETICS, INC.


Date: November 12, 2001               By: /s/ Philip R. Reilly
                                          ----------------------------------
                                          Philip R. Reilly
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


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