Form 10-Q
period 2002-03-31
INTERLEUKIN GENETICS INC
filed 2002-05-15
CIK 1037649

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended: March 31, 2002


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



    Title of Each Class                   Outstanding at April 30, 2002
    -------------------                   -----------------------------
Common stock, $.001 Par value                       21,434,342

                           INTERLEUKIN GENETICS, INC.
                                    FORM 10-Q
                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.

     Condensed Consolidated Balance Sheets at
     March 31, 2002 and December 31, 2001..................................   1

     Condensed Consolidated Statements of Operations for the
     three months ended March 31, 2002 and
     March 31, 2001.........................................................  2

     Condensed Consolidated Statements of Cash Flows for the
     three months ended March 31, 2002 and March 31, 2001 ..................  3

     Notes to Condensed Consolidated Financial Statements...................  4

Item 2.

     Management's Discussion and Analysis of Financial Condition
     And Results of Operations..............................................  8

Item 3.

     Quantitative and Qualitative Disclosure About Market Risk.............. 13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................... 14

Item 2. Changes in Securities and Use of Proceeds........................... 14

Item 3. Default Upon Senior Securities...................................... 14

Item 4. Submission of Matters to a Vote of Security Holders................. 14

Item 5. Other Information................................................... 14

Item 6. Exhibits and Reports on Form 8-K.................................... 14

                                     INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                     (Unaudited)
================================================================================

                                     ASSETS
                                                               As of
                                                  -----------------------------
                                                   March 31,       December 31,
                                                     2002             2001
                                                  -----------     -------------
Current assets:
    Cash and cash equivalents                     $ 2,336,246      $ 3,922,736
    Accounts receivable, net of allowance
       for doubtful accounts of $13,000 and
       and $14,000 at March 31, 2002 and
       December 31, 2001, respectively                  6,188           75,982
    Prepaid expenses and other current assets         141,038          103,436
                                                  -----------      -----------

           Total current assets                     2,483,472        4,102,154

Fixed assets, net                                     339,751          178,904

Other assets                                          113,564          112,068
                                                  -----------      -----------

           Total assets                           $ 2,936,787      $ 4,393,126
                                                  ===========      ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                              $   225,220       $  181,554
    Accrued expenses                                  466,431          477,368
    Deferred revenue                                   75,949          142,349
    Current portion of capital lease
       obligations                                     41,635           30,216
                                                   ----------       ----------

           Total current liabilities                  809,235          831,487

Capital lease obligations, less current portion        32,371           11,091
                                                   ----------       ----------

           Total liabilities                          841,606          842,578
                                                   ----------       ----------

Stockholders' equity:
    Preferred stock, no par value - 5,000,000
       shares authorized; no shares issued or
       outstanding                                         --               --
    Common stock, $0.001 par value - 50,000,000
       shares authorized; 21,458,969 and
       21,452,326 shares issued and 21,434,342
       and 21,427,699 outstanding at March 31,
       2002 and December 31, 2001, respectively        21,459           21,452
    Treasury stock - 24,627 shares at cost           (250,119)        (250,119)
    Additional paid-in capital                     39,288,736       39,292,936
    Accumulated deficit                           (36,964,895)     (35,513,721)
                                                  -----------      -----------

           Total stockholders' equity               2,095,181        3,550,548
                                                  -----------      -----------

           Total liabilities and stockholders'
             equity                               $ 2,936,787      $ 4,393,126
                                                  ===========      ===========



        The accompanying notes are an integral part of these consolidated financial statements

                                     INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (Unaudited)
================================================================================

                                                    For the three months
                                                      ended March 31,
                                                   2002              2001
                                               ------------      ------------

Revenue                                        $      9,012      $     40,291

Cost of revenue                                         150            15,100
                                               ------------      ------------

     Gross profit                                     8,862            25,191
                                               ------------      ------------
Expenses:
     Research and development                       928,016           713,674
     Selling, general and administrative            542,466           555,898
                                               ------------      ------------

               Total operating expenses           1,470,482         1,269,572
                                               ------------      ------------

     Loss from operations                        (1,461,620)       (1,244,381)
                                               ------------      ------------
Other income (expense):
     Interest income                                 13,003           108,002
     Interest expense                                (3,254)           (3,098)
     Other income (expense)                             697              (566)
                                               ------------      ------------

               Total other income                    10,446           104,338
                                               ------------      ------------

     Net loss                                  $ (1,451,174)     $ (1,140,043)
                                               ============      ============

Basic and diluted net loss per share           $      (0.07)     $      (0.06)
                                               ============      ============

Weighted average common shares outstanding       21,428,357        20,079,407
                                               ============      ============

       The accompanying notes are an integral part of these consolidated financial statements

                                     INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                     (Unaudited)
================================================================================

                                                        For the three months
                                                           ended March 31,
                                                         2002          2001
                                                     ------------  ------------

CASH FLOW FROM OPERATING ACTIVITIES
     Net loss                                        $(1,451,174)  $ (1,140,043)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                     19,723         10,512
        Change in value of stock options issued as
           compensation for services rendered             (9,065)        (5,638)
        Unrealized loss on securities                         --         (6,982)
     Changes in assets and liabilities:
        Account receivable, net                           69,794         21,860
        Prepaid expenses and other current assets        (37,602)        26,057
        Accounts payable                                  43,666       (225,057)
        Accrued expenses                                 (10,937)         4,257
        Deferred revenue                                 (66,400)       (16,048)
                                                     -----------   ------------
     Net cash used in operating activities            (1,441,995)    (1,331,082)
                                                     -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of fixed assets                          (138,332)       (13,275)
     Increase in other assets                             (1,496)          (364)
     Proceeds from maturity of investments                    --        992,780
                                                     -----------   ------------
     Net cash provided by (used in) investing
        activities                                      (139,828)       979,141
                                                     -----------   ------------
CASH FLOW FROM FINANCING ACTIVITIES
     Net proceeds from sales of common stock, net          4,872      2,963,436
     Payments of capitalized lease obligations, net       (9,539)       (31,524)
                                                     -----------   ------------
     Net cash provided by (used in) financing
       activities                                         (4,667)     2,931,912
                                                     -----------   ------------
Net increase (decrease) in cash and equivalents       (1,586,490)     2,579,971

Cash and cash equivalents, beginning of period         3,922,736      2,391,561
                                                     -----------   ------------
Cash and cash equivalents, end of period             $ 2,336,246   $  4,971,532
                                                     ===========   ============

Supplemental disclosures of cash flow information:

     Cash paid for interest                          $     3,254   $      3,098
                                                     ===========   ============
     Cash paid for income taxes                      $        --   $         --
                                                     ===========   ============
Supplemental disclosures of noncash investing and financing activities:

     Acquisition of fixed assets under capital
       leases                                        $    42,238   $         --
                                                     ===========   ============

        The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

Interleukin Genetics, Inc., a Delaware corporation, is a functional genomics company focused on personalized medicine. We believe that by identifying individuals at risk for certain diseases and combining this knowledge with specific therapeutic interventions, better healthcare decisions can be made, reducing costs and greatly improving patient health outcomes. We have a growing portfolio of patents covering the genetics of a number of common diseases and conditions.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial reporting and with Securities Exchange Commission rules and regulations for Form 10-Q. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes in our Annual Report on Form 10-K for the year ended December 31, 2001. The interim condensed consolidated financial statements are unaudited; however, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary to make the interim financial information not misleading. All significant intercompany transactions and accounts have been eliminated in consolidation. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Since our inception, we have incurred cumulative net losses of approximately $32.0 million, including a net loss of approximately $1.5 million during the three months ended March 31, 2002. For the three months ended March 31, 2002, we have incurred negative cash flows from operating activities of approximately $1.4 million.

We anticipate that our current cash resources are adequate to fund operations only until approximately September 1, 2002. As a result, there is significant doubt about our ability to continue as a going concern. Our future capital requirements are anticipated to be substantial, and we do not have commitments for additional capital at this time. Our capital requirements are expected to arise from the commercial launch of additional genetic tests, continued research and development efforts, the protection of our intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. We are currently pursuing various sources of capital and strategic partnerships in order to raise the capital necessary to continue operations past September 2002. WE CAN GIVE NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL, OR IF WE DO RAISE ADDITIONAL CAPITAL, THAT IT WILL BE ON TERMS ACCEPTABLE TO OUR STOCKHOLDERS OR US. IF ADDITIONAL AMOUNTS CANNOT BE RAISED, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

NOTE 2 - RESEARCH ARRANGEMENTS

We have had a collaborative relationship with Sheffield University since 1994. In July 1999, we entered into an arrangement with Sheffield whereby we acquired the right to develop and commercialize Sheffield's past and future discoveries. Pursuant to this Research and Technology Transfer Agreement,

Sheffield agreed to forego its rights to future royalties and granted us commercialization rights to future discoveries in exchange for 275,000 shares of our common stock. This common stock had a market value of $653,000 at the time of issuance and was recorded as a research and development expense in the period of issuance. This agreement also requires us to issue options on July 1st of each year to Sheffield to purchase our common stock. Each option issued is exercisable at the then current market price for a number of shares determined as follows: (i) 25,000 shares if this agreement is in effect and (ii) 10,000 shares for each patent application related to Sheffield's discoveries that we filed during the preceding 12 months. This agreement has a term of five years and may be canceled by us if the principal collaborator at Sheffield, Dr. Gordon Duff, leaves Sheffield or by either party upon six months' notice. Under the terms of this agreement we have issued options to acquire 35,000 shares of our common stock in both 2000 and 2001. In total we have issued options to acquire 70,000 shares of our common stock. These options were fully vested upon issuance and expire five years from the dates of issuance.

We also entered into a Research Support Agreement with Sheffield in July 1999 that requires us to pay the costs of all genetic research being conducted on our behalf at Sheffield. Sheffield conducts this research according to an Annual Research Plan that is determined by a Steering Committee made up equally of members from Sheffield and us. This agreement automatically renews in one-year increments, but may be canceled by us if Dr. Duff leaves Sheffield or by either party upon six months' notice. In the event Sheffield terminated the agreement, it is doubtful we could discover or commercialize new products without incurring greater expense and increased utilization of our resources. We have made payments of approximately $29,000 to Sheffield for the three months ended March 31, 2002 and an aggregate amount of $567,000 to Sheffield under the terms of this agreement through March 31, 2002.

In September 1999, we entered into a five-year Consulting Agreement with Professor Gordon Duff, Sheffield's key collaborator. In accordance with the Consulting Agreement, Professor Duff received 200,000 shares of our common stock for relinquishing interests in previous research agreements, the value of which was $475,000 and was recorded as research and development expense in the third quarter of 1999. Under this agreement Dr. Duff will also receive a royalty equal to one percent of the first $4 million of net sales under the PST technology and two percent of sales above $4 million. In July 2000, in consideration of future services, Dr. Duff received an option to purchase 25,000 shares of our common stock at the then current market price. In July 2001, Dr. Duff received an additional option to purchase 25,000 shares our common stock at the market price as of that date in consideration of his ongoing consulting for us. These options were fully vested upon issuance and expire five years from the date of issuance. Dr. Duff also received cash payments of approximately $22,000 for the three months ended March 31, 2002 for services rendered under the terms of this consulting agreement.

In December 2001, we entered into a research collaboration agreement with Kaiser Permanente's Center for Health Research ("Kaiser"), to study genetic risk factors for chronic diseases that are affected by inflammation. This agreement requires us to fund clinical trials completed at Kaiser per specific research study plans. The first study plan that we are funding is a study to assess the genetic risk that diabetic patients have of developing cardiovascular disease. We expect to announce additional studies with Kaiser during the calendar year of 2002. It is hoped that knowledge resulting from this work will enable us to develop new diagnostic tools that physicians and health care organizations can use to assess their patients' genetic risk for many diseases.

In March 2002, we entered into a research collaboration agreement with UnitedHealth Group's research arm, the Center for Healthcare Policy and Evaluation, to study how commonly inherited gene variants affect the response of patients with certain inflammatory diseases to specific drugs. Knowledge resulting from this work will help us develop pharmacogenetic tests that physicians and managed care organizations can use to assist in the selection of the optimal drug for an individual patient.

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

NOTE 5 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), "Earnings per Share," outlines methods for computing and presenting earnings per share. SFAS 128 requires a calculation of basic and diluted earnings per share for all periods presented. We reported losses for the three months ended March 31, 2002 and 2001 and accordingly, outstanding options and warrants have been excluded from the calculation of the diluted weighted average shares outstanding as they are antidilutive in loss periods. The calculation of diluted net loss per share excludes 2,635,302 and 1,877,943 stock options outstanding and 1,345,952 and 2,220,952 warrants to purchase common stock outstanding at March 31, 2002 and March 31, 2001, respectively.

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

In December 2000, we sold in a private placement 542,373 shares of common stock for $3.69 per share. The purchasers of the common stock also received warrants to purchase up to 135,593 shares of common stock exercisable at $4.83 per share. We generated net proceeds of approximately $2.0 million from this transaction. Under the terms of this private placement we are required to adjust downward the price per share paid in the offering, by issuing additional shares, to match any lower price per share paid in subsequent offerings during the 24 months following the date of the private placement. Following the January 2001 private placement described above, we issued an additional 257,627 shares of common stock to the purchasers in the December 2000 private placement, and new warrants to purchase 264,407 shares of Common Stock exercisable at a price of $3.13 per share to replace the previously issued warrants to purchase 135,593 shares of Common Stock at a price of $4.83 per share.

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

During 2000, we closed our foreign operations. Therefore, we no longer have any assets outside of the United States. For the three-month periods ended March 31, 2002 and 2001 all assets were located, and all revenue was primarily generated in the United States.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE SECURITIES EXCHANGE ACT. STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WORDS OR PHRASES SUCH AS "WILL LIKELY RESULT", "WILL ENABLE", "EXPECT", "WILL CONTINUE", "ANTICIPATE", "ESTIMATE", "INTEND", "PLAN", "PROJECT", "OUTLOOK", OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ADDRESS OR MAY ADDRESS THE FOLLOWING SUBJECTS:

     - THE SUFFICIENCY OF OUR CURRENT CASH RESOURCES TO FUND OPERATIONS UNTIL SEPTEMBER 1, 2002;

     - OUR EXPECTATION OF THE BENEFITS THAT WILL RESULT FROM ONGOING RESEARCH PROGRAMS THAT OUTSIDE PARTIES ARE CONDUCTING ON OUR BEHALF;

     - OUR EXPECTATION OF THE BENEFITS THAT WILL RESULT FROM THE ONGOING RESEARCH WE ARE FUNDING AT SHEFFIELD UNIVERSITY;

     - ANY EXPECTATION WE MAY HAVE REGARDING THE SUCCESS OF DEVELOPING PRODUCTS, THE TIMING OF RELEASING PRODUCTS FOR SALE OR THE SUCCESS OF THESE PRODUCTS WHEN THEY ARE RELEASED;

     - OUR EXPECTATION THAT TOTAL RESEARCH AND DEVELOPMENT COSTS, INCLUDING CLINICAL COSTS, WILL BE BETWEEN APPROXIMATELY $3.5 AND $4.0 MILLION FOR THE YEAR ENDED DECEMBER 31, 2002; AND

     - OUR EXPECTATION THAT WE WILL CONTINUE TO EXPERIENCE LOSSES UNTIL OUR GENETIC TESTING REVENUES GROW SUBSTANTIALLY FROM CURRENT LEVELS.

ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE EXPRESSED IN FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM EXPECTATIONS INCLUDE BUT ARE NOT LIMITED TO: RISKS RELATED TO MARKET ACCEPTANCE OF GENETIC RISK ASSESSMENT TESTS IN GENERAL AND OUR PRODUCTS IN PARTICULAR, RISK RELATED TO TECHNOLOGY AND PRODUCT OBSOLESCENCE, DELAYS IN DEVELOPMENT OF PRODUCTS, DEPENDENCE ON THIRD PARTIES, OUR ABILITY TO OBTAIN ADEQUATE CAPITAL, COMPETITIVE RISKS AND THOSE RISKS SET FORTH WITHIN THE SECTION TITLED "FACTORS AFFECTING FUTURE PERFORMANCE" WITHIN THE COMPANY'S ANNUAL REPORT FILED ON FORM 10-K, FILED ON MARCH 28, 2002. WE CANNOT BE CERTAIN THAT OUR RESULTS WILL NOT BE ADVERSELY AFFECTED BY ONE OR MORE OF THOSE FACTORS OR BY OTHER FACTORS NOT CURRENTLY ANTICIPATED. ALL INFORMATION SET FORTH IN THIS FORM 10-Q IS AS OF THE DATE OF THIS FORM 10-Q. UNLESS REQUIRED BY LAW WE ACCEPT NO RESPONSIBILITY TO UPDATE THIS INFORMATION.


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

We distribute PST through third party distributors. Kimball Genetics markets PST in the United States and Puerto Rico and Hain Diagnostika/ADA GmbH distributes PST in all countries outside of North America and Japan. Hain has extensive experience in commercializing genetic tests in several fields, as well as a specific commitment to marketing products directly to dentists. Sales of PST have generated minimal revenues to date, and we do not know if or when PST will achieve commercial acceptance.

We collaborated with the University of Washington School of Dentistry in a study sponsored by Washington Dental Service. This study involved administering 1,150 PSTs, and was designed to determine whether or not the cost of dental care for early periodontal patients over a period of five years could be predicted based upon the patients genotype. The data from the study are currently being analyzed.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THREE MONTHS ENDED MARCH 31, 2001

Revenue for the three months ended March 31, 2002 was $9,012 compared to $40,291 for the three months ended March 31, 2001, a decrease of 78%. In the three months ended March 31, 2002, the Company recorded revenue from 465 PST tests compared to 783 tests in the same period in 2001. Cost of revenue was $150 for the three months ended March 31, 2002 compared to $15,100 for the same period in 2001. Gross profit margin was 99% in the three months ended March 31, 2002 compared to 63% for the same period in 2001.

The decrease in revenue was the result of (i) a decrease in the number of tests processed, (ii) the reversal of license revenue that had been previously recorded, and (iii) the replacement of our prior PST distributor, Straumann Company, with our current distributor, Kimball Genetics, as our primary distributor within the United States. We receive less revenue per test from Kimball than we had from Straumann but we do not need to pay a processing fee back to them. This change in distributors has reduced our revenue but improved our gross margin. The gross profit per test is approximately the same per test for Kimball as it was for Straumann.

For the three months ended March 31, 2002, we had research and development expenses of $928,016 as compared to $713,674 for the same quarter of 2001, an increase of 30%. The increase was primarily the result of increases in personnel costs associated with an increased number of ongoing clinical projects and with staffing of our new research laboratory, the cost of supplying the laboratory and an increase in the costs associated with protecting our intellectual property.

We are currently conducting several research and clinical projects both in-house and through collaborative partners. The most significant projects are the following:

CARDIOVASCULAR DISEASE: We are working with Kaiser Permanente's Center for Health Research to investigate the value of testing for genetic differences among people who have type 2 diabetes to determine their relative risk of developing cardiovascular disease. It is hoped that this program will enable us to develop new diagnostic tools for assessing diabetic patients' genetic risk for heart disease. If we are successful we expect to have a test predictive of cardiovascular complications from diabetes on the market early in 2003.

RHEUMATOID ARTHRITIS: In collaboration with United Health Group, we are conducting a study to determine whether analysis of genotype will be useful to predict responses to anti-cytokine therapy for individuals with rheumatoid arthritis. Different anti-cytokine therapies act very differently on a patient's biology. Two of the three anti-cytokine therapies used to treat rheumatoid arthritis are anti TNFa drugs; the other acts upon the IL-1 gene. We believe that depending upon the specific genetics of individual patients, we might be able to predict which class of drugs would be most effective.

ALZHEIMER'S DISEASE: Working with the University of Arkansas for Medical Sciences, we are studying the genetic causes of inflammation in relation to Alzheimer's Disease. This study will focus on how IL-1 genetic variations alter inflammation in the brain leading to Alzheimer's Disease. This information, together with other genetic data, might be used to develop new drug targets and help in the development of therapeutics for individuals with genetic differences in their inflammatory mechanisms.

DNA SEQUENCING: We have recently completed a research project with Genome Therapeutics, Inc. to provide us with DNA sequencing information, including identifying SNP (Single Nucleotide Polymorphism) variations in the region of the TNFa (Tumor Necrosis Factor alpha) gene. We believe that the understanding of variations within this gene group, along with previous projects studying variations in the IL-1 gene group, will further our understanding of how these small areas of genetic code, which primarily relate to inflammation, affect individual risk of specific common diseases.

SHEFFIELD STUDIES: We are funding research at Sheffield University in support of several research projects including the following: A study to determine the haplotypes, or sets of genetic variations that are inherited together, that exist within the IL-1 cluster; A study to discover novel drug targets for inflammatory diseases by discovering genes involved in the responses of cells after they have been activated by IL-1; the development of a system that measures the net IL-1 biologic activity of blood or any tissue fluid and the discovery of the genetic variations that control patient to patient differences in inflammatory mechanisms. We believe that the completion of these studies will greatly enhance our understanding of the IL-1 gene cluster and the relationship of this gene cluster to inflammatory responses and disease risk.

IN HOUSE LABORATORY RESEARCH: During 2002 we plan to commence the following research in our newly completed research laboratory in Waltham, Massachusetts:

    - Identification of functional SNPs: A project to determine which of the SNPs within the IL-1 gene cluster leads to an alteration in the expression of the IL-1 genes.

    - Create IL-1 genotype and haplotype specific cell models that can be used for studying drug responses. It is hoped that these models will be critical to the analyses of genotype related drug response for use in future partnerships and collaborative projects in support of the development of new drugs.

    - Investigate IL-1 genotype and haplotype influences on the expression of inflammatory response genes derived from tissues of individuals with diseases that we are studying clinically.

OSTEOPOROSIS: By the end of 2002, we anticipate completing one or more clinical studies that we hope will confirm our initial results of association between polymorphisms in the IL-1 and TNFa and a woman's risk for vertebral fracture.

We expect total research and development costs, including clinical costs, to be between approximately $3.5 and $4.0 million for the calendar year 2002. Actual costs may vary from this estimate as a result of changes in technology, the success of current and future research projects, the success or failure of our current or future strategic alliances and collaborations, the identification of new business opportunities and our ability to raise additional new capital.

We have not made an attempt to finalize an estimate of our research and development expenses beyond 2002 due to the factors listed above.

Selling, general and administrative expenses were $542,466 during the three months ended March 31, 2002 compared to $555,898 during the same quarter last year, a decrease of 2%. The decrease was primarily the result of a reduction in administrative, sales and marketing expense related to the sale and distribution of PST. This was partially offset by increases in rent, legal expenses and payroll and personnel expenses related to our business development efforts.

Interest income for the three months ended March 31, 2002 was $13,003 compared to $108,002 for the same period in 2001. This decrease is due primarily to the lower average cash and cash equivalent balances in 2002 in comparison to the same period in 2001. Interest expense of $3,254 was incurred during the quarter ended March 31, 2002, compared to $3,098 in the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations primarily through public and private sales of equity. During 2001, we raised net proceeds of approximately $2.9 million, from a private placement of common stock and approximately $480,000 from the exercise of stock options and warrants.

Since inception, we have incurred cumulative net losses of approximately $32.0 million, including losses of approximately $1.5 million during the three months ended March 31, 2002. Net cash used in operating activities was $1.4 million during the three months ended March 31, 2002 and $1.3 million during the same period last year.

We anticipate that we will continue to experience losses until our genetic testing revenues grow substantially from current levels. In addition, if we are successful in reaching agreements with strategic partners, milestone payments, if any, from these strategic partners would help fund our research and development efforts. We cannot give any assurances that we will be able to increase our revenues, either from genetic tests or licensing revenue, or that we will be able to reach strategic partnering agreements.

We currently do not have any commitments for material capital expenditures. Our obligation at March 31, 2002 for capitalized lease obligations totaled approximately $74,000, of which $32,000 is classified as long-term and $42,000 is classified as current.

As of March 31, 2002 we had cash and cash equivalents totaling $2.3 million compared to $3.9 million as of December 31, 2001. We anticipate that existing cash and cash equivalents will be sufficient to conduct operations only until approximately September 1, 2002. As a result, there is significant doubt about our ability to continue as a going concern. Our future capital requirements are anticipated to be substantial, and we do not have commitments for additional capital at this time. Capital requirements are expected to arise from the commercial launch of additional genetic tests, continued research and development efforts, the protection of intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. We are currently pursuing sources of capital and strategic partnerships in order to raise the capital necessary to continue operations past September 2002. However, we can not assure that we will be successful in these efforts. WE CAN GIVE NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL, OR IF WE DO RAISE ADDITIONAL CAPITAL, THAT IT WILL BE ON TERMS ACCEPTABLE TO OUR STOCKHOLDERS OR US. IF ADDITIONAL AMOUNTS CANNOT BE RAISED, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of March 31, 2002 the only financial instruments we carried were cash and cash equivalents. We believe the market risk arising from holding these financial instruments is not material.

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

                           INTERLEUKIN GENETICS, INC.


Date: May 10, 2002                     By:  /s/ Philip R. Reilly
                                            ---------------------------------
                                             Philip R. Reilly
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


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