Form 10-Q
period 2002-06-30
INTERLEUKIN GENETICS INC
filed 2002-08-19
CIK 1037649

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended: June 30, 2002


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



  Title of Each Class                 Outstanding at July 31, 2002
  -------------------                 -----------------------------
Common stock, $.001 Par value                  21,436,200

                           INTERLEUKIN GENETICS, INC.
                                    Form 10-Q
                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.

     Condensed Consolidated Balance Sheets at
     June 30, 2002 and December 31, 2001...................................  1

     Condensed Consolidated Statements of Operations for the
     Three and six months ended June 30, 2002 and June 30, 2001............  2

     Condensed Consolidated Statements of Cash Flows for the
     six months ended June 30, 2002 and June 30, 2001......................  3

     Notes to Condensed Consolidated Financial Statements..................  4

Item 2.

     Management's Discussion and Analysis of Financial Condition
     And Results of Operations.............................................  9

Certain Factors That May Affect Future Results of Operations............... 16

Item 3.

     Quantitative and Qualitative Disclosure About Market Risk............. 25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................. 26

Item 2. Changes in Securities and Use of Proceeds.......................... 26

Item 3. Default Upon Senior Securities..................................... 26

Item 4. Submission of Matters to a Vote of Security Holders................ 26

Item 5. Other Information.................................................. 26

Item 6. Exhibits and Reports on Form 8-K................................... 26

                                     INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

================================================================================

                                     ASSETS
                                                                                  As of
                                                                    June 30, 2002        December 31, 2001
                                                                    -------------        -----------------
Current assets:
    Cash and cash equivalents                                        $ 1,051,677           $ 3,922,736
    Accounts receivable, net of allowance for doubtful accounts of $13,000 and $14,000 at June 30, 2002 and December
       31, 2001, respectively                                              4,873                75,982
    Prepaid expenses and other current assets                             96,263               103,436
                                                                     -----------           -----------

                 Total current assets                                  1,152,813             4,102,154

FIXED ASSETS, NET                                                        358,099               178,904

OTHER ASSETS                                                              92,225               112,068
                                                                     -----------           -----------

                 TOTAL ASSETS                                        $ 1,603,137           $ 4,393,126
                                                                     ===========           ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                 $   283,519           $   181,554
    Accrued expenses                                                     490,068               477,368
    Deferred revenue                                                      68,108               142,349
    Current portion of capital lease obligations                          38,087                30,216
                                                                     -----------           -----------

                 Total current liabilities                               879,782               831,487

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                           25,143                11,091
                                                                     -----------           -----------

                 Total liabilities                                       904,925               842,578
                                                                     -----------           -----------

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value - 5,000,000 shares
       authorized; none issued or outstanding                                 --                    --
    Common stock, $0.001 par value - 50,000,000 shares
       authorized; 21,460,827 and 21,452,326 shares issued
       and 21,436,200 and 21,427,699 outstanding at June 30,
       2002 and December 31, 2001, respectively                           21,461                21,452
    Treasury stock - 24,627 shares at cost                              (250,119)             (250,119)
    Additional paid-in capital                                        39,294,091            39,292,936
    Accumulated deficit                                              (38,367,221)          (35,513,721)
                                                                     -----------           -----------

                 Total stockholders' equity                              698,212             3,550,548
                                                                     -----------           -----------

                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 1,603,137           $ 4,393,126
                                                                     ===========           ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements

                   INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                           FOR THE THREE MONTHS ENDED JUNE 30,     FOR THE SIX MONTHS ENDED JUNE 30,
                                           -----------------------------------     ---------------------------------
                                                2002                2001                2002               2001
                                            ------------       ------------         ------------        -----------

REVENUE                                     $     13,540       $    118,654          $    22,552        $   158,945

COST OF REVENUE                                      185             19,845                  335             34,944
                                            ------------       ------------          -----------        -----------

    GROSS PROFIT                                  13,355             98,809               22,217            124,001
                                            ------------       ------------          -----------        -----------
OPERATING EXPENSES:
    Research and development                     850,179            702,271            1,778,195          1,415,946
    Selling, general and administrative          569,240            620,223            1,111,707          1,176,121
                                            ------------       ------------          -----------        -----------

             Total operating expenses          1,419,419          1,322,494            2,889,902          2,592,067
                                            ------------       ------------          -----------        -----------

    LOSS FROM OPERATIONS                      (1,406,064)        (1,223,685)          (2,867,685)        (2,468,066)
                                            ------------       ------------          -----------        -----------

OTHER INCOME (EXPENSE):
    Interest income                                6,751             79,589               19,755            187,591
    Interest expense                              (3,013)            (2,672)              (6,267)            (5,769)
    Other income (expense)                            --                619                  697                 52
                                            ------------       ------------          -----------        -----------

             Total other income                    3,738             77,536               14,185            181,874
                                            ------------       ------------          -----------        -----------

    NET LOSS                                $ (1,402,326)      $ (1,146,149)         $(2,853,500)       $(2,286,192)
                                            ============       ============          ===========        ===========

BASIC AND DILUTED NET LOSS PER SHARE             $ (0.07)           $ (0.05)         $     (0.13)       $     (0.11)
                                            ============       ============          ===========        ===========

Weighted average common shares
OUTSTANDING                                   21,434,403         21,249,232           21,431,380         20,667,551
                                            ============       ============          ===========        ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                                     INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                                     -----------------------------------
                                                                         2002                  2001
                                                                     -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        $ (2,853,500)         $ (2,286,192)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                      42,530                21,206
        Change in value of stock options issued as compensation
          for services rendered                                            (4,955)              117,336
        Unrealized loss on marketable securities                                -               (13,243)
     Changes in assets and liabilities:
        Accounts receivable, net                                           71,109                32,485
        Prepaid expenses and other current assets                           7,173                10,980
        Accounts payable                                                  101,965              (146,440)
        Accrued expenses                                                   12,700               137,408
        Deferred revenue                                                  (74,241)             (116,229)
                                                                     ------------           -----------
     Net cash used in operating activities                             (2,697,219)           (2,242,689)
                                                                     ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of fixed assets                                           (179,487)              (22,416)
     Decrease (increase) in other assets                                   19,843               (97,955)
     Proceeds from maturity of investments                                     --               999,040
                                                                     ------------           -----------
     Net cash (used in) provided by investing activities                 (159,644)              878,669
                                                                     ------------           -----------

CASH FLOW FROM FINANCING ACTIVITIES
     Net proceeds from sales of common stock, net                           6,119             3,373,844
     Payments of capitalized lease obligations                            (20,315)              (39,005)
                                                                     ------------           -----------
     Net cash provided by financing activities                            (14,196)            3,334,839
                                                                     ------------           -----------

Net (decrease) increase in cash and equivalents                        (2,871,059)            1,970,819

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          3,922,736             2,391,561
                                                                     ------------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  1,051,677           $ 4,362,380
                                                                     ============           ===========

Supplemental disclosures of cash flow information:

     Cash paid for interest                                          $      6,267               $ 5,769
                                                                     ============           ===========

     Cash paid for income taxes                                      $         --           $        --
                                                                     ============           ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

     Acquisition of fixed assets under capital leases                $     42,238           $        --
                                                                     ============           ===========

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

Since our inception, we have incurred accumulated deficits of approximately $38.4 million, including a net loss of approximately $2.9 million during the six months ended June 30, 2002. For the six months ended June 30, 2002, we have incurred negative cash flows from operating activities of approximately $2.7 million.

We anticipate that our current cash resources, including cash received from the recent sale of term promissory notes and warrants (See Note 7: "Term Promissory Notes", beginning on page 7, for more details) are adequate to fund operations only until approximately mid-October 2002. As a result, there is significant doubt about our ability to continue as a going concern. Our future capital requirements are anticipated to be substantial, and we do not have commitments for additional capital at this time. Our capital requirements are expected to arise from continued research and development efforts, the protection of our intellectual property rights (including preparing and filing of patent applications), payments to investors in our December 2000 and January 2001 financings if our common stock is delisted from the Nasdaq SmallCap Market (see
Note 6: "Stockholders' Equity") and repayment of the principal and interest on our 15% term promissory notes due August 2003, the commercial launch of additional genetic tests, as well as operational, administrative, legal and accounting expenses. We are currently pursuing various sources of capital and strategic partnerships in order to raise the capital necessary to continue operations past mid-October 2002. WE CAN GIVE NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL, OR IF WE DO RAISE ADDITIONAL CAPITAL, THAT IT WILL BE ON TERMS ACCEPTABLE TO OUR STOCKHOLDERS OR US. IF ADDITIONAL AMOUNTS CANNOT BE RAISED, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

NOTE 2 - RESEARCH ARRANGEMENTS

We have had a collaborative relationship with Sheffield University since 1994. In July 1999, we entered into an arrangement with Sheffield whereby we acquired the right to develop and commercialize Sheffield's past and future discoveries. Pursuant to this Research and Technology Transfer Agreement, Sheffield agreed to forego its rights to future royalties and granted us commercialization rights to future discoveries in exchange for 275,000 shares of our common stock. This common stock had a market value of $653,000 at the time of issuance and was recorded as a research and development expense in the period of issuance. This agreement also requires us to issue options on July 1st of each year to Sheffield to purchase our common stock. Each option issued is exercisable at the then current market price for a number of shares determined as follows: (i) 25,000 shares if this agreement is in effect and (ii) 10,000 shares for each patent application related to Sheffield's discoveries that we filed during the preceding 12 months. This agreement has a term of five years and may be canceled by us if the principal collaborator at Sheffield, Dr. Gordon Duff, leaves Sheffield or by either party upon six months' notice. Under the terms of this agreement we have issued options to acquire 35,000 shares of our common stock in both 2001 and 2002. In total we have issued options to acquire 105,000 shares of our common stock. These options were fully vested upon issuance and expire five years from the dates of issuance.

We also entered into a Research Support Agreement with Sheffield in July 1999 that requires us to pay the costs of all genetic research being conducted on our behalf at Sheffield. Sheffield conducts this research according to an Annual Research Plan that is determined by a Steering Committee made up equally of members from Sheffield and us. This agreement automatically renews in one-year increments, but may be canceled by us if Dr. Duff leaves Sheffield or by either party upon six months' notice. In the event Sheffield terminated the agreement, it is doubtful we could discover or commercialize new products without incurring greater expense and increased utilization of our resources. We have made payments of approximately $74,000 to Sheffield for the six months ended June 30, 2002 and an aggregate amount of $612,000 to Sheffield under the terms of this agreement through June 30, 2002.

In September 1999, we entered into a five-year Consulting Agreement with Dr. Gordon Duff, Sheffield's key collaborator. In accordance with the Consulting Agreement, Dr. Duff received 200,000 shares of our common stock for relinquishing interests in previous research agreements, the value of which was $475,000 and was recorded as research and development expense in the period of issuance. Under this agreement Dr. Duff will also receive a royalty equal to one percent of the first $4 million of net sales under the PST technology and two percent of net sales above $4 million. In July 2000, in consideration of future services, Dr. Duff received an option to purchase 25,000 shares of our common stock at the then current market price. In both July 2001 and July 2002, Dr. Duff received an additional option to purchase 25,000 shares our common stock at the market price as of that date in consideration of his ongoing consulting for us. These options were fully vested upon issuance and expire five years from the date of issuance. Dr. Duff also received cash payments of approximately $22,000 for the six months ended June 30, 2002 for services rendered under the terms of this consulting agreement.

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

NOTE 5 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), "Earnings per Share," outlines methods for computing and presenting earnings per share. SFAS 128 requires a calculation of basic and diluted earnings per share for all periods presented. We reported losses for the three and six month periods ended June 30, 2002 and 2001 and accordingly, outstanding options and warrants have been excluded from the calculation of the diluted weighted average shares outstanding as they are antidilutive in loss periods. The calculation of diluted net loss per share excludes 2,775,302 and 2,359,945 stock options outstanding at June 30, 2002 and June 30, 2001, respectively and 1,345,952 warrants to purchase common stock outstanding at both June 30, 2002 and June 30, 2001.

NOTE 6 - STOCKHOLDERS' EQUITY

In January 2001, we sold in a private placement 1.2 million shares of common stock for $2.50 per share. The purchasers of the common stock also received warrants to purchase up to 600,000 shares of common stock exercisable at $3.00 per share. We generated net proceeds of approximately $2.9 million from this transaction. Under the terms of this private placement we are required to adjust downward the price per share paid in the offering, by issuing additional shares to match any lower price per share paid in subsequent offerings prior to May 23, 2003.

In December 2000, we sold in a private placement 542,373 shares of common stock for $3.69 per share. The purchasers of the common stock also received warrants to purchase up to 135,593 shares of common stock exercisable at $4.83 per share. We generated net proceeds of approximately $2.0 million from this transaction. Under the terms of this private placement we are required to adjust downward the price per share paid in the offering, by issuing additional shares, to match any lower price per share paid in subsequent offerings prior to February 9, 2003. Following the January 2001 private placement described above, we issued an additional 257,627 shares of common stock to the purchasers in the December 2000 private placement, and new warrants to purchase 264,407 shares of Common Stock exercisable at a price of $3.13 per share to replace the previously issued warrants to purchase 135,593 shares of Common Stock at a price of $4.83 per share.

None of the warrants discussed in this section have been exercised.

On April 2, 2002 we received a notice from Nasdaq stating that we were not in compliance with their continued listing requirements because our common stock bid price had fallen below Nasdaq's $1.00 minimum bid price requirements for 30 consecutive trading days. We were given a 180-day grace period to regain compliance with this rule. This grace period expires September 30, 2002. Since April 1, 2002, our closing bid price had ranged from $0.50 to $1.02, but has not closed above $1 for more than two consecutive days. To meet the bid price requirement, the bid price of our common stock must close at or above $1.00 per share for more than ten consecutive trading days prior to September 30, 2002. Accordingly, we may not be able to maintain our continued listing on the Nasdaq or the Boston Stock Exchange.

Pursuant to the terms of our December 2000 and January 2001 financings, if our common stock is delisted from the Nasdaq SmallCap Market we must pay a maximum of $100,000 per month to the investors in those financings indefinitely. Payment amount is based upon the number of shares outstanding as of June 30, 2002. This payment amount represents 2% of the total amount invested in the December 2000 and January 2001 private placements but would be reduced if the investors sell some or all of their shares prior to our common stock being delisted. These payments would make it more difficult for us to raise additional funds and to operate our business.

NOTE 7 - TERM PROMISSORY NOTES

On August 9, 2002 we received approximately $475,000 in net proceeds from the sale of term promissory notes with an original aggregate principal amount of $525,000. These notes mature in one year and pay interest at a rate of 15%. The outstanding principal amount and all interest is to be paid upon maturity. We can prepay the principal and accrued interest without penalty. The purchasers of the promissory notes received warrants to purchase one share of our common stock for a purchase price of $2.50 for every dollar invested in the promissory notes. In total warrants to purchase 525,000 shares of our common stock were issued. These warrants expire in ten years.

NOTE 8 - SEGMENT INFORMATION

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

During 2000, we closed our foreign operations. Therefore, we no longer have any assets outside of the United States. For the six-month periods ended June 30, 2002 and 2001 all assets were located, and all revenue was primarily generated in the United States.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words or phrases such as "will likely result", "will enable", "expect", "will continue", "anticipate", "estimate", "intend", "plan", "project", "outlook", or similar expressions are intended to identify forward-looking statements. Forward-looking statements address or may address the following subjects:

    - The sufficiency of our current cash resources to fund operations until mid-October 2002; o Our continued listing on the Nasdaq SmallCap Market;

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

Actual results may vary materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include but are not limited to: our ability to obtain adequate capital, risks related to market acceptance of genetic risk assessment tests in general and our products in particular, risk related to technology and product obsolescence, delays in development of products, dependence on third parties, competitive risks and those risks set forth within the section below titled "Certain Factors That May Affect Future Results of Operations". We cannot be certain that our results will not be adversely affected by one or more of those factors or by other factors not currently anticipated. All information set forth in this Form 10-Q is as of the date of this Form 10-Q. Unless required by law we accept no responsibility to update this information.

GENERAL OVERVIEW

We develop and sell genetic susceptibility tests, tests that identify which individuals will respond to specific drug therapies and medical research tools. We focus our efforts on discovering genetic factors that predict the susceptibility of individuals to various diseases or determine which individuals will respond to a specific drug therapy. We market PST(R) in the

United States and Europe. PST is our only genetic test currently on the market and predicts the risk of periodontal disease. Products currently under development include tests that predict the risk of osteoporosis, coronary artery disease and complications from diabetes and a test that predicts which drug treatment will be most effective for patients with advanced Rheumatoid Arthritis.

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

We distribute PST through third party distributors. Kimball Genetics markets PST in the United States and Hain Diagnostika/ADA GmbH distributes PST in all countries outside of North America and Japan. Hain has extensive experience in commercializing genetic tests in several fields, as well as a specific commitment to marketing products directly to dentists. Sales of PST have generated minimal revenues to date, and we do not know if or when PST will achieve commercial acceptance.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO THREE MONTHS ENDED
JUNE 30, 2001

Revenue for the three months ended June 30, 2002 was $13,540 compared to $118,654 for the three months ended June 30, 2001, a decrease of 89%. In the three months ended June 30, 2002, we recorded revenue from 506 PST tests compared to 1,729 tests in the same period in 2001. Cost of revenue was $185 for the three months ended June 30, 2002 compared to $19,845 for the same period in 2001. Gross profit margin was 99% in the three months ended June 30, 2002 compared to 83% for the same period in 2001.

The decrease in revenue was the result of (i) the inclusion in last year's revenue totals of $90,720 for the processing of 1,008 tests in association with a single clinical trial that was conducted by Washington Delta Dental, (ii) a decrease in the number of PST tests processed, exclusive of the clinical trial mentioned above, and (iii) the replacement of our prior PST distributor, Straumann Company, with our current distributor, Kimball Genetics, as our primary distributor within the United States. We receive less revenue per test from Kimball than we had from Straumann but we do not need to pay a processing fee back to them. This change in distributors has reduced our revenue but improved our gross margin percentage. The gross profit per test is approximately the same per test for Kimball as it was for Straumann.

For the three months ended June 30, 2002, we had research and development expenses of $850,179 as compared to $702,271 for the same quarter of 2001, an increase of 21%. The increase was primarily the result of increases in personnel costs associated with an increased number of ongoing clinical projects and with staffing of our new research laboratory and the cost of supplying the laboratory.

We are currently conducting several research and clinical projects both in-house and through collaborative partners. The most significant projects are the following:

CARDIOVASCULAR DISEASE: We are working with Kaiser Permanente's Center for Health Research to investigate the value of testing for genetic differences among people who have type 2 diabetes to determine their relative risk of developing cardiovascular disease. It is hoped that this program will enable us to develop new diagnostic tools for assessing diabetic patients' genetic risk for heart disease. Enrollment on this study is complete and the analysis is underway. If we are successful we expect to have a test predictive of cardiovascular complications from diabetes on the market in 2003.

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

In collaboration with the University of Sheffield School of Health and Related Research (ScHARR), we are conducting a study to determine if it is cost effective to analyze patient genotypes prior to the use of Anakinra in the treatment of Rheumatoid Arthritis.

ALZHEIMER'S DISEASE: We are working with the University of Arkansas for Medical Sciences to study the genetic causes of inflammation in relation to Alzheimer's Disease. This study will focus on how IL-1 genetic variations alter inflammation in the brain leading to Alzheimer's Disease. This information, together with other genetic data, might be used to develop new drug targets and help in the development of therapeutics for individuals with genetic differences in their inflammatory mechanisms.

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

FUNCTIONAL GENETICS RESEARCH: We are currently conducting the following studies at our research center in Waltham, Massachusetts:

    - Identify functional SNPs: A project to determine which of the SNPs, within the IL-1 gene cluster, leads to an alteration in the expression of the IL-1 genes.

    - Create IL-1 genotype and haplotype specific cell models that can be used for studying drug responses. It is hoped that these models will be critical to the analyses of genotype related drug response for use in future partnerships and collaborative projects in support of the development of new drugs.

    - Investigate IL-1 genotype and haplotype influences on the expression of inflammatory response genes derived from normal and disease tissues.

OSTEOPOROSIS: We anticipate conducting one or more clinical studies that we hope will confirm our initial results of association between polymorphisms in the IL-1 and TNFa and a woman's risk for vertebral fracture. Completion of these studies will depend upon our ability to raise additional funds.

We expect total research and development costs, including clinical costs, to be between approximately $3.5 and $4.0 million for the calendar year 2002. Actual costs may vary from this estimate as a result of our ability to raise additional new capital, changes in technology, the success of current and future research projects, the success or failure of our current or future strategic alliances and collaborations and the identification of new business opportunities.

We have not made an attempt to finalize an estimate of our research and development expenses beyond 2002 due to the factors listed above.

Selling, general and administrative expenses were $569,240 during the three months ended June 30, 2002 compared to $620,223 during the same quarter last year, a decrease of 8%. The decrease was primarily the result of a reduction in administrative, sales and marketing expense related to the sale and distribution of PST and a decrease in travel, legal and recruiting expense. This was partially offset by increases in rent and expenses related to our business development efforts.

Interest income for the three months ended June 30, 2002 was $6,752 compared to $79,589 for the same period in 2001. This decrease is due primarily to the lower average cash and cash equivalent balances in 2002 in comparison to the same period in 2001. Interest expense of $3,014 was incurred during the quarter ended June 30, 2002, compared to $2,672 in the same period in 2001.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30, 2001

Revenue for the six months ended June 30, 2002 was $22,552 compared to $158,945 for the six months ended June 30, 2001, a decrease of 86%. In the six months ended June 30, 2002, we recorded revenue from 993 PST tests compared to 2,458 tests in the same period in 2001. Cost of revenue was $335 for the three months ended June 30, 2002 compared to $34,944 for the same period in 2001. Gross profit margin was 99% in the six months ended June 30, 2002 compared to 78% for the same period in 2001.

The decrease in revenue was the result of (i) the inclusion in last year's revenue totals of $101,520 for the processing of 1,128 tests in association with a single clinical trial that was conducted by Washington Delta Dental, (ii) a decrease in the number of PST tests processed, exclusive of the clinical trial mentioned above, and (iii) the replacement of our prior PST distributor, Straumann Company, with our current distributor, Kimball Genetics, as our primary distributor within the United States. We receive less revenue per test from Kimball than we had from Straumann but we do not need to pay a processing fee back to them. This change in distributors has reduced our revenue but improved our gross margin percentage. The gross profit per test is approximately the same per test for Kimball as it was for Straumann.

For the six months ended June 30, 2002, we had research and development expenses of $1,778,195 as compared to $1,415,946 for the same period of 2001, an increase of 26%. The increase was primarily the result of increases in personnel costs associated with an increased number of ongoing clinical projects and with staffing of our new research laboratory and the cost of supplying the laboratory.

Selling, general and administrative expenses were $1,111,707 during the six months ended June 30, 2002 compared to $1,176,121 during the same period last year, a decrease of 5%. The decrease was primarily the result of a reduction in administrative, sales and marketing expense related to the sale and distribution of PST. This was partially offset by increases in rent and expenses related to our business development efforts.

Interest income for the six months ended June 30, 2002 was $19,755 compared to $187,591 for the same period in 2001. This decrease is due primarily to the lower average cash and cash equivalent balances in 2002 in comparison to the same period in 2001. Interest expense of $6,267 was incurred during the six months ended June 30, 2002, compared to $5,769 in the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations primarily through public and private sales of equity and private sales of debt. During 2001, we raised net proceeds of approximately $2.9 million, from a private placement of common stock and approximately $480,000 from the exercise of stock options and warrants.

Subsequent to the end of the fiscal quarter, on August 9, 2002, we received approximately $475,000, net proceeds, from the sale of term promissory notes with an aggregate original principal amount of $525,000. These notes mature in one year and pay interest at a rate of 15%. The outstanding principal and all interest is to be paid upon maturity. We can prepay the principal and accrued interest without penalty. The purchasers of the promissory notes received warrants to purchase one share of stock for a purchase price of $2.50 for every dollar invested in the promissory notes. In total warrants to purchase 525,000 shares of stock were issued. These warrants expire in ten years. With the sale of these notes we anticipate that we have sufficient cash and cash equivalents to fund operations only until approximately mid-October 2002.

Since inception, we have incurred accumulated deficits of approximately $38.4 million, including losses of approximately $2.9 million during the six months ended June 30, 2002. Net cash used in operating activities was $2.7 million during the six months ended June 30, 2002 and $2.2 million during the same period last year.

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

We currently do not have any commitments for material capital expenditures. Our obligation at June 30, 2002 for capitalized lease obligations totaled approximately $63,000, of which $25,000 is classified as long-term and $38,000 is classified as current. We will be required to repay approximately $603,750 in principal and interest on our recently issued 15% term promissory notes during August 2003. Pursuant to the terms of our December 2000 and January 2001 financings, if our common stock is delisted from the Nasdaq SmallCap Market we must pay $100,000 per month to the investors in those financings indefinitely unless we are subsequently listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq National Market or SmallCap Market. We presently do not meet the criteria for initial inclusion on any of these exchanges or markets.

As of June 30, 2002 we had cash and cash equivalents totaling $1.1 million compared to $3.9 million as of December 31, 2001. We anticipate that existing cash and cash equivalents, including funds received from the recent sale of promissory notes (described above) will be sufficient to conduct operations only until approximately mid-October 2002. As a result, there is significant doubt about our ability to continue as a going concern. Our future capital requirements are anticipated to be substantial, and we do not have commitments for additional capital at this time. Capital requirements are expected to arise from the commercial launch of additional genetic tests, continued research and development efforts, the protection of intellectual property rights (including preparing and filing of patent applications), payments to our investors in our December 2000 and January 2001 financings if our common stock is delisted from the Nasdaq SmallCap Market and repayment of the principal and interest on our 15% term promissory notes, as well as operational, administrative, legal and accounting expenses. We are currently pursuing sources of capital and strategic partnerships in order to raise the capital necessary to continue operations past mid-October 2002 on terms favorable to us or stockholders, if at all. However, we can not assure that we will be successful in these efforts. WE CAN GIVE NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL, OR IF WE DO RAISE ADDITIONAL CAPITAL, THAT IT WILL BE ON TERMS ACCEPTABLE TO OUR STOCKHOLDERS OR US. IF ADDITIONAL AMOUNTS CANNOT BE RAISED, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

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

Cost estimates:

    Much of our research and development is done on contract by outside parties. It is not unusual that at the end of an accounting period we need to estimate both the total cost of these projects and the percent of that project which was completed as of the accounting date. We then need to adjust those estimates when final invoices are received. To date, these adjustments have not been material to our financial statements, and we believe that the estimates that we made as of June 30, 2002 are reflective of the actual expenses incurred as of that date. However, readers should be cautioned that the possibility exists that certain research projects might cost more than we have estimated and that these higher costs will be reflected in future periods.

Patent expenses:

    We have made the decision to expense patent expenses as incurred due to the possibility that we will never be able to derive any benefits from our patents. We have exclusive rights in nine issued U.S. patents and have twenty pending U.S. patents applications. We have also been granted a number of corresponding foreign patents and we have a number of foreign counterparts of our U.S. patents and patent applications pending. Since inception we have expensed close to $2.2 million in the effort to obtain patent protection for our intellectual property including approximately $250,000 during the six months ended June 2002. If we had decided to record the costs of developing patent protection as an intangible asset on the balance sheet it would have had a material effect on the presentation of our financial statements. In future periods we may decide to change this presentation as the realizability of return on this investment becomes more certain.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS:

IF WE FAIL TO OBTAIN ADDITIONAL CAPITAL, OR OBTAIN IT ON UNFAVORABLE TERMS, THEN WE MAY HAVE TO END OUR RESEARCH AND DEVELOPMENT PROGRAMS AND OTHER OPERATIONS

We anticipate that our current financial resources are adequate to maintain our current and planned operations through mid-October 2002. If we cannot raise additional capital prior to mid-October 2002, we will be unable to fund our business operations and will be required to seek other strategic alternatives and may be required to declare bankruptcy. Any future issuances of our equity securities may require stockholder approval for an increase in authorized shares. If we are unable to obtain such approval, we will be required to seek other strategic alternatives and may be required to declare bankruptcy.

Our future capital needs depend on many factors. We will need capital for continued research and development efforts, obtaining and protecting patents, the commercial launch of additional genetic tests and administrative expenses. Pursuant to the terms of our December 2000 and January 2001 financings, if our common stock is delisted from the Nasdaq SmallCap Market we must pay $100,000 per month to the investors in those financings indefinitely. We also will be required to repay approximately $603,750 in principal and interest on our recently issued 15% term promissory notes in August 2003. Additional financing may not be available when needed, or, if available, it may not be available on favorable terms. If we cannot obtain additional funding on acceptable terms when needed, we may have to discontinue operations, or, at a minimum, curtail one or more of our research and development programs.

WE MAY BE DELISTED FROM NASDAQ RESULTING IN A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK AND VOLATILITY IN OUR STOCK PRICE

Our common stock is currently listed on the Nasdaq SmallCap Market and the Boston Stock Exchange. On April 2, 2002 we received a notice from Nasdaq stating that we were not in compliance with their continued listing requirements because our common stock bid price had fallen below Nasdaq's $1.00 minimum bid price requirement for 30 consecutive trading days. We were given a 180-day grace period to regain compliance with this rule. This grace period expires September 30, 2002. Since April 1, 2002, our closing bid price has ranged from $0.50 to $1.02, but has not closed above $1 for more than two consecutive days. To meet the bid price requirement, the bid price of our common stock must close at or above $1.00 per share for more than ten consecutive trading days prior to September 30, 2002. Accordingly, we may not be able to maintain our continued listing on the Nasdaq or the Boston Stock Exchange.

In addition, we do not currently satisfy the Nasdaq rule that we have stockholders' equity of at least $2.5 million. If we receive a notice from Nasdaq that we fail to meet the stockholders' equity requirement we will have ten days to present a plan for achieving compliance to Nasdaq or face immediate delisting of our common stock. Even if we present a plan, the Nasdaq may not approve of it and may delist our common stock anyway. We will need to increase stockholder's equity by a total of approximately $5 million in order to satisfy the stockholders' equity requirements through December 31, 2002.

If we are unable to maintain our Nasdaq Smallcap Market listing, our common stock would likely begin to trade on the NASD's OTC Bulletin Board and become a "penny stock", as long as it trades below $5.00 per share. Broker-dealer practices in connection with transactions in penny stocks are regulated by penny stock rules adopted by the SEC. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure statement prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, as well as the monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

Selling our common stock will also be more difficult because of reduced trading volume and transaction size. Transactions could also be delayed, and security analysts' and news media's coverage, if any, of us will be reduced. These factors may result in lower prices and larger spreads in the bid and ask prices for our shares. The delisting of our shares would also greatly impair our ability to raise additional necessary capital through equity or debt financing.

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

IF OUR COMMON STOCK IS DELISTED FROM NASDAQ, WE WILL NEED TO PAY PENALTIES OF $100,000 PER MONTH.

Pursuant to the terms of our December 2000 and January 2001 financings, if our common stock is delisted from the Nasdaq SmallCap Market we must pay $100,000 per month to the investors in those financings indefinitely. These payments would make it more difficult for us to raise additional funds and to operate our business.

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT THESE LOSSES TO CONTINUE IN THE FUTURE

We have experienced significant operating losses since our inception and expect these losses to continue for the foreseeable future. We incurred losses from operations of $6.2 million in 1999, $5.2 million in 2000 and $4.8 million in 2001. As of June 30, 2002, our accumulated deficit was more than $38 million. Our losses result primarily from research and development and selling, general and administrative expenses. We have not generated significant revenues from product sales, and we do not know if we will ever generate significant revenues from product sales. We will need to generate significant revenues to continue our research and development programs and achieve profitability. We cannot predict when, if ever, we will achieve profitability.

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

This low share price will make it very difficult to raise additional capital at a price matching that of the private placements. Therefore, it is likely that we will need to issue additional shares to the purchasers in these offerings, if we are to raise additional capital. This might significantly dilute the value of the outstanding common stock. The 24-month period expires in February 2003 for one transaction and May 2003 for the other.

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

WE DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ANTI-TAKEOVER PROVISIONS OF DELAWARE LAW AND OUR CHARTER COULD MAKE A THIRD-PARTY ACQUISITION OF US DIFFICULT.

The anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. We will be subject to the provisions of Section 203 of the General Corporation Law of Delaware. Section 203 will prohibit us from engaging in certain business combinations, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent someone from acquiring or merging with us. In addition, our restated certificate of incorporation and amended and restated by-laws contain certain provisions that may make a third party acquisition of us difficult, including:

   - a classified board of directors, with three classes of directors each serving a staggered three-year term;

   -  the ability of the board of directors to issue preferred stock; and

   - the inability of our stockholders to call a special meeting or act by written consent.

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

Future issuances of preferred stock may dilute the rights of our common stockholders.

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, privileges and other terms of these shares. The board of directors may exercise this authority without the approval of the stockholders. The rights of the holders of any preferred stock that we may issue in the future may adversely affect the rights of holders of our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of June 30, 2002 the only financial instruments we carried were cash and cash equivalents. We believe the market risk arising from holding these financial instruments is not material.

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

(d) Not applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matter was voted upon at the Annual Meeting of Shareholders held on June 17, 2002, and received the votes stated below:

     The following persons nominated were elected to serve as directors until the 2005 Annual Meeting and received the number of votes stated opposite their names:

     Kenneth S. Kornman:        For:    15,544,296        Withheld:  158,700
     Thomas A. Moore:           For:    15,677,282        Withheld:  25,714


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

On May 31, 2002 the Company filed a report on Form 8-K to disclose an announcement of a clinical study with research at UnitedHealth Group's Center for Health Care Policy & Evaluation to determine the influence of certain genetic markers on individual's response to rheumatoid arthritis therapies.

On June 28, 2002 the Company filed a report on Form 8-K to announce the dismissal of Arthur Andersen LLP as the Company's independent public accountants.

Exhibits:
---------

Exhibit 99: Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INTERLEUKIN GENETICS, INC.


Date: August 16, 2002                    By: /s/ Philip R. Reilly
                                            ------------------------------------
                                             Philip R. Reilly
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


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