Form 10-Q
period 2002-09-30
INTERLEUKIN GENETICS INC
filed 2002-11-07
CIK 1037649

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
                                   ACT OF 1934

               For the quarterly period ended: September 30, 2002

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



     Title of Each Class                 Outstanding at November 4, 2002
     -------------------                 -----------------------------
Common stock, $.001 Par value                       23,115,354

                           INTERLEUKIN GENETICS, INC.
                                    FORM 10-Q
                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.

     Condensed Consolidated Balance Sheets at
     September 30, 2002 and December 31, 2001..............................  1

     Condensed Consolidated Statements of Operations for the
     Three and nine months ended September 30, 2002 and
     September 30, 2001....................................................  2

     Condensed Consolidated Statements of Cash Flows for the
     nine months ended September 30, 2002 and September 30, 2001...........  3

     Notes to Condensed Consolidated Financial Statements..................  4

Item 2.

     Management's Discussion and Analysis of Financial Condition
     And Results of Operations............................................. 10

Item 3.

     Quantitative and Qualitative Disclosure About Market Risk............. 28

Item 4.

     Controls and Procedures............................................... 28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................. 29

Item 2. Changes in Securities and Use of Proceeds.......................... 29

Item 3. Default Upon Senior Securities..................................... 29

Item 4. Submission of Matters to a Vote of Security Holders................ 29

Item 5. Other Information.................................................. 29

Item 6. Exhibits and Reports on Form 8-K................................... 29

                                     INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                     ASSETS
                                                                                      As of
                                                                    ---------------------------------------
                                                                    September 30, 2002    December 31, 2001
                                                                    ------------------    -----------------
Current assets:
    Cash and cash equivalents                                            $ 507,697          $ 3,922,736
    Accounts receivable, net of allowance for doubtful accounts of $13,000 and $14,000 at September 30, 2002 and December
       31, 2001, respectively                                                6,257               75,982
    Prepaid expenses and other current assets                               92,825              103,436
                                                                       -----------          -----------

                 Total current assets                                      606,779            4,102,154

FIXED ASSETS, NET                                                          335,273              178,904

OTHER ASSETS                                                                92,225              112,068
                                                                       -----------          -----------

                 TOTAL ASSETS                                          $ 1,034,277          $ 4,393,126
                                                                       ===========          ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                                   $   259,674          $   181,554
    Accrued expenses                                                       563,451              477,368
    Deferred revenue and prepaid revenue                                   242,679              142,349
    Bridge Loan , net of discount                                          224,833                   --
    Current portion of capital lease obligations                            30,577               30,216
                                                                       -----------          -----------

                 Total current liabilities                               1,321,214              831,487

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                             21,798               11,091
                                                                       -----------          -----------

                 Total liabilities                                       1,343,012              842,578
                                                                       -----------          -----------
STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, no par value - 5,000,000 shares
       authorized; none issued or outstanding                                   --                   --
    Common stock, $0.001 par value - 50,000,000 shares
       authorized; 21,463,723 and 21,452,326 shares issued
       and 21,439,096 and 21,427,699 outstanding at September 30,
       2002 and December 31, 2001, respectively                             21,464               21,452
    Treasury stock - 24,627 shares at cost                                (250,119)            (250,119)
    Additional paid-in capital                                          39,659,640           39,292,936
    Accumulated deficit                                                (39,739,720)         (35,513,721)
                                                                       -----------         ------------

                 Total stockholders' equity (deficit):                    (308,735)           3,550,548
                                                                       -----------         ------------

                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $ 1,034,277         $  4,393,126
                                                                       ===========         ============



         The accompanying notes are an integral part of these condensed consolidated financial statements

                   INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------


                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------------  ---------------------------------------
                                                      2002                2001                2002                2001
                                                  ------------       ------------          -----------         -----------
REVENUE                                               $ 79,677           $ 24,978          $   102,229         $   183,923

COST OF REVENUE                                            106              8,443                  441              43,387
                                                  ------------       ------------          -----------         -----------

          GROSS PROFIT                                  79,571             16,535              101,788             140,536
                                                  ------------       ------------          -----------         -----------
OPERATING EXPENSES:
          Research and development                     716,964            634,719            2,504,132           2,050,665
          Selling, general and administrative          652,637            565,110            1,764,343           1,741,231
                                                  ------------       ------------          -----------         -----------

                   Total operating expenses          1,369,601          1,199,829            4,268,475           3,791,896
                                                  ------------       ------------          -----------         -----------

          LOSS FROM OPERATIONS                      (1,290,030)        (1,183,294)          (4,166,687)         (3,651,360)
                                                  ------------       ------------          -----------         -----------
OTHER INCOME (EXPENSE):
          Interest income                                2,520             49,661               22,276             237,252
          Interest expense                             (15,983)            (2,396)             (22,251)             (8,165)
          Amortization of note discount                (60,034)                --              (60,034)                 --
          Other income, net                                  --               149                  697                 202
                                                  -------------      ------------          -----------         -----------

                   Total other income (expense):       (73,497)            47,414              (59,312)            229,289
                                                  ------------       ------------          -----------         -----------

          NET LOSS                                $ (1,363,527)      $ (1,135,880)         $(4,225,999)        $(3,422,071)
                                                  ============       ============          ===========         ===========
BASIC AND DILUTED NET LOSS PER SHARE              $      (0.06)      $      (0.05)         $     (0.20)        $     (0.16)
                                                  ============       ============          ===========         ===========
Weighted average common shares
OUTSTANDING                                         21,436,231         21,424,105           21,431,558          20,922,361
                                                  ============       ============          ===========         ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                                     INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------


                                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                  ---------------------------------------
                                                                       2002                    2001
                                                                   -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                       $ (4,225,999)           $ (3,422,071)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
        Depreciation and amortization                                   125,390                  32,772
        Change in value of stock options issued as compensation
         for services rendered                                             (848)                165,331
        Unrealized loss on marketable securities                             --                 (13,244)
    Changes in assets and liabilities:
        Accounts receivable, net                                         69,726                  32,878
        Prepaid expenses and other current assets                        10,611                  64,749
        Accounts payable                                                 78,120                (105,881)
        Accrued expenses                                                 86,083                 142,206
        Prepaid and deferred revenue                                    100,330                (120,859)
                                                                   ------------            ------------
    Net cash used in operating activities                            (3,756,587)             (3,224,119)
                                                                  ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of fixed assets                                          (179,487)                (43,769)
    Decrease (increase) in other assets                                  19,842                 (97,954)
    Proceeds from maturity of investments                                    --               2,999,040
                                                                   ------------            ------------
    Net cash (used in) provided by investing activities                (159,645)              2,857,317
                                                                   ------------            ------------
CASH FLOW FROM FINANCING ACTIVITIES
    Net proceeds from issuance of bridge loan                           525,000                      --
    Net proceeds from sales of common stock, net                          7,363               2,911,006
    Proceeds from exercises of warrants and stock options                    --                 482,406
    Payments of capitalized lease obligations                           (31,170)                (46,844)
                                                                   ------------            ------------
    Net cash provided by financing activities                           501,193               3,346,568
                                                                   ------------            ------------

Net (decrease) increase in cash and equivalents                      (3,415,039)              2,979,766

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        3,922,736               2,391,561
                                                                   ------------             -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 507,697             $ 5,371,327
                                                                   ============             ===========
Supplemental disclosures of cash flow information:

    Cash paid for interest                                         $      7,599                 $ 8,165
                                                                   ============             ===========

    Cash paid for income taxes                                     $         --             $        --
                                                                   ============             ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

    Acquisition of fixed assets under capital leases               $     42,238             $        --
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

Since our inception, we have incurred accumulated deficits of approximately $39.7 million, including a net loss of approximately $4.2 million during the nine months ended September 30, 2002. For the nine months ended September 30, 2002, we have incurred negative cash flows from operating activities of approximately $3.8 million.

We anticipate that our current cash resources, including cash received from the recent sale of term promissory notes (See Note 7: "Term Promissory Notes", beginning on page 7, for more details) and an interim financing arrangement with Pyxis Innovations, Inc. ("Pyxis")(See Note 8 "Interim Financing from Pyxis Innovations, Inc."), are adequate to fund operations approximately through December 2002 if Pyxis does not elect to purchase the third $500,000 promissory note contemplated in the financing arrangement or January 2003 if they do elect to purchase the third $500,000 promissory note. As a result, there is significant doubt about our ability to continue as a going concern. Our future capital requirements are anticipated to be substantial, and we do not have commitments for additional capital at this time. Our capital requirements are expected to arise from continued research and development efforts, the protection of our intellectual property rights (including preparing and filing of patent applications), repayment of the principal and interest on our 15% term promissory notes due August 2003 and December 2003, the commercial launch of additional genetic tests, as well as operational, administrative, legal and accounting expenses. We are currently pursuing various sources of capital and strategic partnerships in order to raise the capital necessary to continue operations past the end of January 2003. WE CAN GIVE NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL, OR IF WE DO RAISE ADDITIONAL CAPITAL, THAT IT WILL BE ON TERMS ACCEPTABLE TO OUR STOCKHOLDERS OR US. IF ADDITIONAL AMOUNTS CANNOT BE RAISED, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

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

We also entered into a Research Support Agreement with Sheffield in July 1999 that requires us to pay the costs of all genetic research being conducted on our behalf at Sheffield. Sheffield conducts this research according to an Annual Research Plan that is determined by a Steering Committee made up equally of members from Sheffield and us. This agreement automatically renews in one-year increments, but may be canceled by us if Dr. Duff leaves Sheffield or by either party upon six months' notice. In the event Sheffield terminated the agreement, it is doubtful we could discover or commercialize new products without incurring greater expense and increased utilization of our resources. We have made payments of approximately $161,000 to Sheffield for the nine months ended September 30, 2002 and an aggregate amount of $699,000 to Sheffield under the terms of this agreement through September 30, 2002.

In September 1999, we entered into a five-year Consulting Agreement with Dr. Gordon Duff, Sheffield's key collaborator. In accordance with the Consulting Agreement, Dr. Duff received 200,000 shares of our common stock for relinquishing interests in previous research agreements, the value of which was $475,000 and was recorded as research and development expense in the period of issuance. Under this agreement Dr. Duff will also receive a royalty equal to one percent of the first $4 million of net sales under the PST technology and two percent of net sales above $4 million. In July 2000, in consideration of future services, Dr. Duff received an option to purchase 25,000 shares of our common stock at the then current market price. In both July 2001 and July 2002, Dr. Duff received an additional option to purchase 25,000 shares our common stock at the market price as of that date in consideration of his ongoing consulting for us. These options were fully vested upon issuance and expire five years from the date of issuance. Dr. Duff also received cash payments of approximately $71,000 for the nine months ended September 30, 2002 for services rendered under the terms of this consulting agreement.

In December 2001, we entered into a research collaboration agreement with Kaiser Permanente's Center for Health Research ("Kaiser"), to study genetic risk factors for chronic diseases that are affected by inflammation. This agreement requires us to fund clinical trials completed at Kaiser per specific research study plans. The first study plan that we are funding is a study to assess the genetic risk that diabetic patients have of developing cardiovascular disease. We expect to announce additional studies with Kaiser. It is hoped that knowledge resulting from this work will enable us to develop new diagnostic tools that physicians and health care organizations can use to assess their patients' genetic risk for many diseases.

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

NOTE 4 - USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

NOTE 5 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), "Earnings per Share," outlines methods for computing and presenting earnings per share. SFAS 128 requires a calculation of basic and diluted earnings per share for all periods presented. We reported losses for the three and nine month periods ended September 30, 2002 and 2001 and accordingly, outstanding options and warrants have been excluded from the calculation of the diluted weighted average shares outstanding as they are antidilutive in loss periods. The calculation of diluted net loss per share excludes 2,775,302 and 2,629,279 stock options outstanding at September 30, 2002 and September 30, 2001, respectively and 1,569,407 and 1,345,952 warrants to purchase common stock outstanding at September 30, 2002 and September 30, 2001 respectively.

NOTE 6 - STOCKHOLDERS' EQUITY

In January 2001, we sold in a private placement 1.2 million shares of common stock for $2.50 per share. The purchasers of the common stock also received warrants to purchase up to 600,000 shares of common stock exercisable at $3.00 per share. We generated net proceeds of approximately $2.9 million from this transaction. Under the terms of this private placement we were required to adjust downward the price per share paid in the offering, by issuing additional shares to match any lower price per share paid in subsequent offerings prior to May 23, 2003. On October 22, 2002, this agreement was amended. (See Note 8)

In December 2000, we sold in a private placement 542,373 shares of common stock for $3.69 per share. The purchasers of the common stock also received warrants to purchase up to 135,593 shares of common stock exercisable at $4.83 per share. We generated net proceeds of approximately $2.0 million from this transaction. Under the terms of this private placement we were required to adjust downward the price per share paid in the offering, by issuing additional shares, to match any lower price per share paid in subsequent offerings prior to February 9, 2003. Following the January 2001 private placement described above, we issued an additional 257,627 shares of common stock to the purchasers in the December 2000 private placement, and new warrants to purchase 264,407 shares of Common Stock exercisable at a price of $3.13 per share to replace the previously issued warrants to purchase 135,593 shares of Common Stock at a price of $4.83 per share. On October 22, 2002, this agreement was amended. (See Note 8)

On October 9, 2002 we received a letter from NASDAQ stating that we do not meet the criteria for the continued listing of our common stock on the NASDAQ SmallCap Market. The letter stated that our common stock is not in compliance with the $1 minimum bid price, that our stockholders' equity does not meet the $2.5 million minimum requirement, and that the NASDAQ Staff rejected our plan to regain compliance with those listing criteria. We have requested a hearing before the NASDAQ Listing Qualifications Panel to appeal the ruling by the NASDAQ Staff and have been notified that our hearing will be held on November 14, 2002. During the appeals process, which we expect may take up to 45 days, our common stock will continue to trade on the NASDAQ SmallCap Market. In the event that the Panel does not grant continued listing, our common stock will be immediately delisted from the Nasdaq SmallCap market and we expect it will trade on the OTC Bulletin Board (OTCBB). There can be no assurance that the Panel will grant our request for continued listing.

NOTE 7 - TERM PROMISSORY NOTES

On August 9, 2002 we received approximately $475,000 in net proceeds from the sale of term promissory notes with an original aggregate principal amount of $525,000. These notes mature in August 2003 and accrue interest at a rate of 15%. The outstanding principal amount and all accrued interest are to be paid upon maturity. We can prepay the principal and accrued interest at any time without penalty. The purchasers of the promissory notes received warrants to purchase one share of our common stock at a purchase price of $2.50 for every dollar invested in the promissory notes. In total warrants to purchase 525,000 shares of our common stock were issued. These warrants expire in ten years.

NOTE 8 - INTERIM FINANCING FROM PYXIS INNOVATIONS, INC.

On October 23, 2002, subsequent to the end of the fiscal quarter, we entered into an interim financing agreement with Pyxis Innovations, Inc. to provide debt financing of up to $1.5 million. The financing is to be in the form of three $500,000 promissory notes, the first of which was closed on October 23, 2002. Subject to the satisfaction of certain condition, we expect to issue the second note on November 15, 2002. The third note will only be issued at the option of Pyxis on December 16, 2002. These notes will mature on December 31, 2003 and accrue interest at a rate of 15%. The outstanding principal amount and all accrued interest are to be paid upon maturity. We can prepay the principal and accrued interest at any time without penalty. These notes are secured by all of our intellectual property except intellectual property relating to periodontal disease and sepsis.

On October 22, 2002, as a condition for the interim financing with Pyxis noted above, we entered into separate agreements with the purchasers in the December 2000 and January 2001 private placements to temporarily waive certain provisions of these private placement agreements. Specifically, the purchasers temporarily waived their right, through March 31, 2003, to receive cash payments of up to $100,000 per month if our common stock is delisted from the Nasdaq SmallCap Market. Also waived through March 31, 2003 is the purchasers' right to receive additional shares of our common stock for no additional consideration if we issue shares of our common stock at a price below $2.50 per share (for the purchaser in the December 2000 private placement this waiver is permanent, its right will expire February 9, 2003). Under these agreements the purchasers have also agreed to cancel warrants to purchase an aggregate of 864,407 shares of common stock. In exchange, we are required to issue an aggregate of 1,676,258 shares of our common stock to the purchasers for no additional cash consideration. If we receive an equity investment of at least $3,000,000 from Pyxis prior to March 31, 2003 the temporary waivers of rights by the purchasers will become permanent. If we do not receive such an equity investment by that date, the temporary waivers will terminate and we will be required to issue warrants to purchase an aggregate of 864,407 shares of our common stock exercisable at $1.70 per share, subject to any shareholder approvals required by the NASDAQ SmallCap Market or any other market or exchange on which our common stock is then traded or quoted. Of these warrants, the exercise price of warrants to purchase 600,000 shares of common stock will be subject to adjustment downward to equal 125% of the price per share at which we sell any shares of our common stock (or securities convertible into common stock) prior to May 23, 2003.

NOTE 9 - SEGMENT INFORMATION

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

During 2000, we closed our foreign operations. Therefore, we no longer have any assets outside of the United States. For the nine-month periods ended September 30, 2002 and 2001 all assets were located, and all revenue was primarily generated in the United States.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB 13, and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains/losses resulting from the extinguishment of debt shall be classified under the criteria in APB Opinion No. 30. We do not expect Adoption of SFAS No. 145 to have a material impact on our financial statements.

In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which becomes effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. We do not expect Adoption of SFAS No. 146 to have a material impact on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE SECURITIES EXCHANGE ACT. STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WORDS OR PHRASES SUCH AS "WILL LIKELY RESULT", "WILL ENABLE", "EXPECT", "WILL CONTINUE", "ANTICIPATE", "ESTIMATE", "INTEND", "PLAN", "PROJECT", "OUTLOOK", OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ADDRESS OR MAY ADDRESS THE FOLLOWING SUBJECTS:

      - THE SUFFICIENCY OF OUR CURRENT CASH RESOURCES AND FINANCING ARRANGEMENTS TO FUND OPERATIONS THROUGH JANUARY 2003;

      - OUR EXPECTATION THAT WE WILL ISSUE AND SELL ALL THREE $500,000 PROMISSORY NOTES CONTEMPLATED IN OUR INTERIM FINANCING AGREEMENT WITH PYXIS INNOVATIONS, INC.;

      - OUR ABILITY TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS PAST DECEMBER 2002;

      - ANY EXPECTATION THAT WE MIGHT NEGOTIATE A STRATEGIC PARTNERSHIP, JOINT VENTURE OR RECEIVE EQUITY FINANCING FROM PYXIS INNOVATIONS, INC.;

      -  OUR CONTINUED LISTING ON THE NASDAQ SMALLCAP MARKET;

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

      - OUR EXPECTATION THAT TOTAL RESEARCH AND DEVELOPMENT COSTS, INCLUDING CLINICAL COSTS, WILL BE BETWEEN APPROXIMATELY $3.2 AND $3.4 MILLION FOR THE YEAR ENDED DECEMBER 31, 2002; AND

      - OUR EXPECTATION THAT WE WILL CONTINUE TO EXPERIENCE LOSSES UNTIL OUR GENETIC TESTING REVENUES GROW SUBSTANTIALLY FROM CURRENT LEVELS.

ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE EXPRESSED IN FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM EXPECTATIONS INCLUDE BUT ARE NOT LIMITED TO: OUR ABILITY TO OBTAIN ADEQUATE CAPITAL, OUR ABILITY TO SELL ALL OF THE PROMISSORY NOTES CONTEMPLATED IN OUR INTERIM FINANCING AGREEMENT, RISKS RELATED TO MARKET ACCEPTANCE OF GENETIC RISK ASSESSMENT TESTS IN GENERAL AND OUR PRODUCTS IN PARTICULAR, RISK RELATED TO TECHNOLOGY AND PRODUCT OBSOLESCENCE, DELAYS IN DEVELOPMENT OF PRODUCTS, DEPENDENCE ON THIRD PARTIES, COMPETITIVE RISKS AND THOSE RISKS SET FORTH WITHIN THE SECTION BELOW TITLED "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS". WE CANNOT BE CERTAIN THAT OUR RESULTS WILL NOT BE ADVERSELY AFFECTED BY ONE OR MORE OF THOSE FACTORS OR BY OTHER FACTORS NOT CURRENTLY ANTICIPATED. ALL INFORMATION SET FORTH IN THIS FORM 10-Q IS AS OF THE DATE OF THIS FORM 10-Q. UNLESS REQUIRED BY LAW WE ACCEPT NO RESPONSIBILITY TO UPDATE THIS INFORMATION.

GENERAL OVERVIEW


We develop and sell genetic susceptibility tests, tests that identify which individuals will respond to specific drug therapies and medical research tools. We focus our efforts on discovering genetic factors that predict the susceptibility of individuals to various diseases or determine which individuals will respond to a specific drug therapy or to specific nutritional products. We market PST(R) in the United States and Europe. PST is our only genetic test currently on the market and predicts the risk of periodontal disease. Products currently under development include tests that predict the risk of osteoporosis, coronary artery disease and complications from diabetes and a test that predicts which drug treatment will be most effective for patients with advanced Rheumatoid Arthritis.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenue for the three months ended September 30, 2002 was $79,677 compared to $24,978 for the three months ended September 30, 2001, an increase of 219%. The increase was entirely due to the amortized revenue associated with an option fee that was received from Pyxis Innovations, Inc. during the period. Excluding this fee, revenue decreased 67% in comparison to the same period last year. In the three months ended September 30, 2002, we recorded revenue from 381 PST tests compared to 577 tests in the same period in 2001. Cost of revenue was $106 for the three months ended September 30, 2002 compared to $8,443 for the same period in 2001. Gross profit margin was 99% in the three months ended September 30, 2002 compared to 66% for the same period in 2001.

The decrease in test revenue was the result of the decrease in the number of PST tests processed and the replacement of our prior PST distributor, Straumann Company, with our current distributor, Kimball Genetics, as our primary distributor within the United States. We receive less revenue per test from Kimball than we did from Straumann but we do not need to pay a processing fee back to them. This change in distributors has reduced our revenue but improved our gross margin percentage. The gross profit per test to us is approximately the same for Kimball as it was for Straumann.

For the three months ended September 30, 2002, we had research and development expenses of $716,964 as compared to $634,719 for the same quarter of 2001, an increase of 13%. The increase was primarily the result of increases in personnel costs associated with the staffing of our new research laboratory and the cost of supplying the laboratory.

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

In collaboration with the University of Sheffield School of Health and Related Research (ScHARR), we are conducting a study to determine if it is cost effective to analyze patient genotypes prior to the use of Kineret in the treatment of Rheumatoid Arthritis. The preliminary results of this study were announced at the American College of Rheumatoid meeting on October 26, 2002. The results of the economic modeling indicate that use of a pharmacogenetic test prior to prescribing Kineret could potentially be cost-effective, producing higher response rates and potential cost savings.

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

     - Create IL-1 genotype and haplotype specific cell models that can be used for studying drug responses. It is hoped that these models will be critical to the analyses of drug or nutriceutical product response for use in future partnerships and collaborative projects in support of the development of new drugs or nutriceuticals.

     - Investigate IL-1 genotype and haplotype influences on the expression of inflammatory response genes derived from normal and disease tissues.

OSTEOPOROSIS: We anticipate conducting one or more clinical studies that we hope will confirm our initial findings of association between polymorphisms in the IL-1 and TNFa and a woman's risk for vertebral fracture. Any further studies will depend upon our ability to raise additional funds.

We expect total research and development costs, including clinical costs, to be between approximately $3.2 and $3.4 million for the calendar year 2002. Actual costs may vary from this estimate as a result of our ability to raise additional new capital, changes in technology, the success of current and future research projects, the success or failure of our current or future strategic alliances and collaborations and the identification of new business opportunities.

We have not made an attempt to finalize an estimate of our research and development expenses beyond 2002 due to the factors listed above.

Selling, general and administrative expenses were $652,637 during the three months ended September 30, 2002 compared to $565,110 during the same quarter last year, an increase of 15%. The increase was primarily the result of an increase in legal expenses related to our efforts to obtain additional financing. This was partially offset by reduction in administrative, sales and marketing expense related to the sale and distribution of PST and a decrease in travel expense.

Interest income for the three months ended September 30, 2002 was $2,520 compared to $49,661 for the same period in 2001. This decrease is due primarily to the lower average cash and cash equivalent balances in 2002 in comparison to the same period in 2001. Interest expense of $15,983 was incurred during the quarter ended September 30, 2002, compared to $2,396 in the same period in 2001. The increase is primarily due to interest expense related to the bridge financing entered into in August 2002. Other expense of $60,034 is related to the amortization of the value of the warrants associated with that bridge financing. This expense is being amortized over the life of the loan.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenue for the nine months ended September 30, 2002 was $102,229 compared to $183,923 for the nine months ended September 30, 2001, a decrease of 44%. In the nine months ended September 30, 2002, we recorded revenue from 1,374 PST tests compared to 3,035 tests in the same period in 2001. Cost of revenue was $441 for the nine months ended September 30, 2002 compared to $43,387 for the same period in 2001. Gross profit margin was 99% in the nine months ended September 30, 2002 compared to 76% for the same period in 2001.

The decrease in revenue was the result of (i) the inclusion in last year's revenue totals of $101,520 for the processing of 1,128 tests in association with a single clinical trial that was conducted by Washington Delta Dental, (ii) a decrease in the number of PST tests processed, exclusive of the clinical trial mentioned above, and (iii) the replacement of our prior PST distributor, Straumann Company, with our current distributor, Kimball Genetics, as our primary distributor within the United States. We receive less revenue per test from Kimball than we had from Straumann but we do not need to pay a processing fee back to them. This change in distributors has reduced our revenue but improved our gross margin percentage. The gross profit per test to us is approximately the same for Kimball as it was for Straumann. This decrease was partially offset by the amortized revenue associated with the receipt of an option fee from Pyxis Innovations, Inc. that was received during the period.

For the nine months ended September 30, 2002, we had research and development expenses of $2,504,132 as compared to $2,050,665 for the same period of 2001, an increase of 22%. The increase was primarily the result of increases in personnel costs associated with an increased number of ongoing clinical projects and with staffing of our new research laboratory and the cost of supplying the laboratory.

Selling, general and administrative expenses were $1,764,343 during the nine months ended September 30, 2002 compared to $1,741,231 during the same period last year, an increase of 1%. Increases in legal expenses, rent and expenses related to our business development effort were almost completely offset by decreases in travel, consulting and reductions in administrative, sales and marketing expense related to the sale and distribution of PST.

Interest income for the nine months ended September 30, 2002 was $22,276 compared to $237,252 for the same period in 2001. This decrease is due primarily to the lower average cash and cash equivalent balances in 2002 in comparison to the same period in 2001. Interest expense of $22,251 was incurred during the nine months ended September 30, 2002, compared to $8,165 in the same period in 2001. This increase was primarily due to interest expense associated with the bridge financing that was closed in August 2002. We had other expense of $59,337 during the nine months ended September 30, 2002. This was primarily the amortization of the expense related to issuing warrants associated with that August 2002 financing.

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

The principal and all interest are to be paid upon maturity. We can prepay the principal and accrued interest without penalty. The promissory notes purchasers received warrants to purchase one share of stock for a purchase price of $2.50 for every dollar invested in the promissory notes. In total warrants to purchase 525,000 shares of stock were issued. These warrants expire in ten years.

On September 3, 2002 we received an option fee from Pyxis Innovations, Inc. in conjunction with a letter of intent that was signed with that company. The option fee allows Pyxis to exclusively negotiate a joint venture or license agreement with us in the area of nutritional genomics over a period of 105 days. The revenue from this option agreement is being recognized over the life of the option period.

On October 23, 2002, subsequent to the end of the fiscal quarter, we entered into an interim financing agreement with Pyxis for debt financing of up to $1.5 million. The financing is to be in the form of three $500,000 promissory notes, the first of which was issued on October 23, 2002. We expect the second note to be issued on November 15, 2002. The third note will be issued, at the option of Pyxis, on December 16, 2002. These notes will mature on December 31, 2003 and accrue interest at a rate of 15%. The outstanding principal amount and all accrued interest are to be paid upon maturity. We can prepay the principal and accrued interest at any time without penalty. These notes are secured by all of our intellectual property except intellectual property relating to periodontal disease and sepsis.

Since inception, we have incurred accumulated deficits of approximately $39.7 million, including losses of approximately $4.2 million during the nine months ended September 30, 2002. Net cash used in operating activities was $3.8 million during the nine months ended September 30, 2002 and $3.2 million during the same period last year.

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

We will be required to repay $603,750 in principal and interest on our 15% term promissory notes during August 2003 and approximately $590,000 in principal and interest on our first $500,000 promissory note issued to Pyxis during December 2003. In December 2003, we will also be required to repay an aggregate of approximately $1,160,000 if the second and third notes contemplated in our interim financing arrangement are issued. The letter stated that our common stock is not in compliance with the $1 minimum bid price, that our stockholders' equity does not meet the $2.5 million minimum requirement, and that the NASDAQ Staff rejected our plan to regain compliance with those listing criteria. We have requested a hearing before the NASDAQ Listing Qualifications Panel to appeal the ruling by the NASDAQ Staff and have been notified that our hearing will be held on November 14, 2002. During the appeals process, which we expect may take up to 45 days, our common stock will continue to trade on the NASDAQ SmallCap Market. In the event that the Panel does not grant continued listing, our common stock will be immediately delisted from the Nasdaq SmallCap market and we expect it will trade on the OTC Bulletin Board (OTCBB). There can be no assurance that the Panel will grant our request for continued listing.

Our obligation at September 30, 2002 for capitalized lease obligations totaled approximately $52,000, of which $22,000 is classified as long-term and $30,000 is classified as current. We currently do not have any commitments for material capital expenditures.

As of September 30, 2002 we had cash and cash equivalents totaling $508,000 compared to $3.9 million as of December 31, 2001. We anticipate that existing cash and cash equivalents, including funds received from the recent sale of promissory notes (described above) are adequate to fund operations approximately through December 2002 if Pyxis does not elect to purchase the third $500,000 promissory note contemplated in the financing arrangement or January 2003 if they do elect to purchase the third $500,000 promissory note. As a result, there is significant doubt about our ability to continue as a going concern. Our future capital requirements are anticipated to be substantial, and we do not have commitments for additional capital at this time. Capital requirements are expected to arise from the commercial launch of additional genetic tests, continued research and development efforts, the protection of intellectual property rights (including preparing and filing of patent applications), and repayment of the principal and interest on our 15% term promissory notes due in August 2003 and December 2003, as well as operational, administrative, legal and accounting expenses. We are currently pursuing sources of capital and strategic partnerships in order to raise the capital necessary to continue operations past January 2003. WE CAN GIVE NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL, OR IF WE DO RAISE ADDITIONAL CAPITAL, THAT IT WILL BE ON TERMS ACCEPTABLE TO OUR STOCKHOLDERS OR US. IF ADDITIONAL AMOUNTS CANNOT BE RAISED, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

CRITICAL ACCOUNTING POLICIES

    Our significant accounting policies are described in Note 2 to the consolidated financial statements included in this report. We believe our most critical accounting policies are in the areas of revenue recognition, cost estimations of certain ongoing research contracts and our decision to expense all patent related costs as incurred.

Revenue recognition:

    Revenue from genetic susceptibility tests is recognized when the tests have been completed and the results reported to the doctors. To the extent test kits have been purchased but not yet submitted for test results, we defer recognition of revenue. This amount is presented on our balance sheet as deferred revenue. Contract revenues are recognized ratably as services are provided based on a fixed contract price or on negotiated hourly rates. Fees for the sale or licensing of product rights are recorded as deferred revenue upon receipt and recognized as revenue on the straight-line basis over the period that the related products or services are delivered or obligations as defined in the agreement are performed.

Cost estimates:

    Much of our research and development is done on contract by outside parties. It is not unusual that at the end of an accounting period we need to estimate both the total cost of these projects and the percent of that project which was completed as of the accounting date. We then need to adjust those estimates when final invoices are received. To date, these adjustments have not been material to our financial statements, and we believe that the estimates that we made as of September 30, 2002 are reflective of the actual expenses incurred as of that date. However, readers should be cautioned that the possibility exists that certain research projects might cost more than we have estimated and that these higher costs will be reflected in future periods.

Patent expenses:

    We have made the decision to expense patent expenses as incurred due to the possibility that we will never be able to derive any benefits from our patents. We have exclusive rights in nine issued U.S. patents and have twenty pending U.S. patents applications. We have also been granted a number of corresponding foreign patents and we have a number of foreign counterparts of our U.S. patents and patent applications pending. Since inception we have expensed over to $2.2 million in the effort to obtain patent protection for our intellectual property including approximately $310,000 during the nine months ended September 2002. If we had decided to record the costs of developing patent protection as an intangible asset on the balance sheet it would have had a material effect on the presentation of our financial statements. In future periods we may decide to change this presentation as the realizability of return on this investment becomes more certain.

Research and Development expenses:

    We expense research and development expenses as incurred. Research and Development expenses include all expenses related to clinical trials, laboratory research and outside research completed on our behalf. It also includes all payroll, benefit, supply and travel expenses of those employees whose activities are in support of the efforts described above.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

IF WE FAIL TO OBTAIN ADDITIONAL CAPITAL, OR OBTAIN IT ON UNFAVORABLE TERMS, THEN WE MAY HAVE TO END OUR RESEARCH AND DEVELOPMENT PROGRAMS AND OTHER OPERATIONS

We anticipate that our current financial resources are adequate to maintain our current and planned operations through November 2002. We anticipate that our current financial resources together with the proceeds from the sale of notes to Pyxis Innovations, Inc. will be adequate to maintain our current and planned operations through December 2002 (if Pyxis does not elect to purchase the third $500,000 note) or January 2003 (if Pyxis does elect to purchase the third $500,000 note). If we cannot raise additional capital prior to any of these dates, we will be unable to fund our business operations and will be required to seek other strategic alternatives and may be required to declare bankruptcy. Any future issuances of equity securities by the Company may require stockholder approval for an increase in authorized shares. If the

Company is unable to obtain such approval, it will be required to seek other strategic alternatives and may be required to declare bankruptcy.

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

WE MAY BE DELISTED FROM NASDAQ RESULTING IN A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK AND VOLATILITY IN OUR STOCK PRICE

Our common stock is currently listed on the Nasdaq SmallCap Market and the Boston Stock Exchange. On April 2, 2002 we received a notice from Nasdaq stating that we were not in compliance with their continued listing requirements because our common stock bid price had fallen below Nasdaq's $1.00 minimum bid price requirement. The Rule states that if our stock price is below the minimum bid price requirement for 30 consecutive trading days, we would have 180 days to regain compliance with this requirement or face delisting. The 180-day grace period expired September 30, 2002. To meet the bid price requirement, the bid price of our common stock had to close at or above $1.00 per share for more than ten consecutive trading days prior to September 30, 2002. From April 1, 2002 through September 30, 2002, our closing bid price ranged from $0.50 to $1.02, but did not close above $1 for more than two consecutive days. In addition, we received a notice from Nasdaq that as of June 30, 2002 we did not satisfy the Nasdaq rule that we have stockholders' equity of at least $2.5 million. We presented a plan for achieving compliance to Nasdaq on September 13, 2002. Nasdaq did not approve of our plan and announced its decision to delist our common stock anyway. We have requested a hearing regarding this decision and have been notified that the hearing will be held on November 14, 2002. While we expect the Listing Qualifications Panel to take up to 45 days to issue its decision, it could do so at any time following the hearing and if they reject our appeal our common stock will be immediately delisted from the Nasdaq SmallCap Market. If they accept our appeal and grant us additional time to regain compliance with the listing criteria, among other things we will need to increase stockholder's equity by a total of approximately $5 million in order to satisfy the stockholders' equity requirements through December 31, 2002. Accordingly, whether or not our appeal is successful we may not be able to maintain our continued listing on the Nasdaq or the Boston Stock Exchange.

If we are unable to maintain our Nasdaq Smallcap market quotation, our common stock would likely begin to trade on the NASD's OTC Bulletin Board and become a "penny stock", as long as it trades below $5.00 per share. Broker-dealer practices in connection with transactions in penny stocks are regulated by penny stock rules adopted by the SEC. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure statement prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, as well as the monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

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

IF OUR COMMON STOCK IS DELISTED FROM NASDAQ, WE MAY NEED TO PAY PENALTIES OF $100,000 PER MONTH.

Pursuant to the terms of our December 2000 and January 2001 financings, if our common stock is delisted from Nasdaq, we must pay $100,000 per month to the investors in those financings continuing indefinitely. We recently entered into agreements with each of these investors in which the investors agreed to waive their rights to any such payments until April 1, 2003. If we receive at least $3 million of equity financing from Pyxis Innovations, Inc. or its affiliates prior to April 1, 2003 these provisions will be permanently waived. These payments, if they become required, would make it more difficult for us to raise additional funds and to operate our business.

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT THESE LOSSES TO CONTINUE IN THE FUTURE

We have experienced significant operating losses since our inception and expect these losses to continue for the foreseeable future. We incurred losses from operations of $6.2 million in 1999, $5.2 million in 2000 and $4.8 million in 2001. As of September 30, 2002, our accumulated deficit was $39.7 million. Our losses result primarily from research and development and selling, general and administrative expenses. We have not generated significant revenues from product sales, and we do not know if we will ever generate significant revenues from product sales. We will need to generate significant revenues to continue our research and development programs and achieve profitability. We cannot predict when, if ever, we will achieve profitability.

THE MARKET FOR GENETIC SUSCEPTIBILITY TESTS IS UNPROVEN

The market for genetic susceptibility tests is at an early stage of development and may not continue to grow. The general scientific community, including us, has only a limited understanding of the role of genes in predicting disease. When we identify a gene or genetic marker that may predict disease, we conduct clinical trials to confirm the initial scientific discovery and to establish the scientific discovery's clinical utility in the marketplace. The results of these clinical trials could limit or delay our ability to bring the test to market, reduce the test's acceptance by our customers or cause us to cancel the program, any of which limit or delay sales and cause additional losses. The only genetic susceptibility test we currently market is PST, and it has produced only minimal revenues to date. The marketplace may never accept our products, and we may never be able to sell our products at a profit. We may not complete development of or commercialize our other genetic susceptibility tests.

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

We own exclusive rights in nine issued U.S. patents and have 20 U.S. patent applications pending. We have also been granted a number of corresponding foreign patents and have a number of foreign counterparts of our U.S patents and patent applications pending. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific and factual questions. Our ability to develop and commercialize products and services depends on our ability to:

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

WE HAVE COMPLETED FINANCIAL TRANSACTIONS THAT MAY REQUIRE US TO ISSUE MORE SHARES TO EXISTING SHAREHOLDERS WHICH WILL DILUTE THE VALUE OF THE STOCK

In December 2000 and January 2001 we sold a total of 2 million shares of our common stock in private placements for $2.50 per share and issued warrants to purchase 600,000 shares of common stock exercisable at $3.00 per share and 264,407 shares of common stock exercisable at $3.13. Under the terms of these private placements we are required to adjust downward the price per share in the offering, by issuing additional shares, to match any offering price paid in subsequent offerings during a 24-month period following completion of the private placements. In connection with the investors' waiver of certain rights, we recently issued a total of 1,676,258 additional shares to these same investors, resulting in an effective purchase price to the investors of $1.36 per share and the investors surrendered their warrants for cancellation. If we do not receive equity investment of at least $3 million from Pyxis Innovations, Inc. or its affiliates prior to April 1, 2003, we are required, subject to the receipt of any required stockholder approvals, to issue to the investors new warrants to purchase an aggregate of 864,407 shares of common stock exercisable at $1.70 per share. Of these warrants, the exercise price of warrants to purchase 600,000 shares of common stock will be subject to adjustment downward to equal 125% of the price per share at which we sell any shares of our common stock (or securities convertible into common stock) prior to May 23, 2003. The price of our common stock has been volatile and has recently been trading below $1.00 per share. This low share price will make it very difficult to raise additional capital at a price matching the adjusted effective purchase price of the private placements. The remainder of the 24-month period has been waived by the December 2000 investor while the 24-month period for the January 2001 investor expires in May 2003. Therefore, it is likely that we will need to issue additional shares to the investors in the January 2001 offerings, if we are to raise additional capital. This might significantly dilute the value of the outstanding common stock.

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

WE ARE SUBJECT TO INTENSE COMPETITION FROM OTHER COMPANIES, WHICH MAY DAMAGE OUR BUSINESS

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

As of February 28, 2002, our directors, executive officers and certain of their affiliates beneficially owned approximately 18% of our outstanding common stock. Accordingly, these shareholders, individually and as a group, may be able to influence the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Certificate of Incorporation or By-Laws and the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets. These shareholders may make decisions that are adverse to other shareholders' or warrantholders' interests. This ownership concentration may also adversely affect the market price of our common stock.

WE DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE AND YOU SHOULD NOT EXPECT TO RECEIVE ANY FUNDS WITHOUT SELLING YOUR SHARES OF COMMON STOCK, WHICH YOU MAY ONLY BE ABLE TO DO AT A LOSS

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Therefore, you should not expect to receive any funds without selling your shares, which you may only be able to do at a loss.

IF WE DEFAULT ON OUR OBLIGATIONS UNDER PROMISSORY NOTES ISSUED TO PYXIS INNOVATIONS, INC. WE MAY BE REQUIRED TO REPAY TO PYXIS THE FULL PRINCIPAL AMOUNT OF THE NOTES, TOGETHER WITH INTEREST, AND WE MAY INCUR ADDITIONAL FINANCIAL OBLIGATIONS TO PYXIS.

Under the terms of the promissory note that we issued to Pyxis Innovations, Inc. in October 2002 and those that we may issue to Pyxis in the future, Pyxis may declare the full principal amount of the note, together with all accrued but unpaid interest on the note and other amounts that we owe to Pyxis on the date of acceleration, to be immediately due and payable in cash upon the occurrence of an event of default. As of November 1, 2002, there was $500,000 in principal amount outstanding under the note, which is due on December 31, 2003. Interest on the note accrues at 15% annually and is payable on December 31, 2003. Any one of the following events will constitute an event of default under the note:

    - our default in the timely payment to Pyxis of the principal amount of, or interest on, the notes;

    - our default in the timely repayment of indebtedness (including our 15% term promissory notes due August 2003), or failure to perform any obligation, to any other party;

    - any representation or warranty that we made to Pyxis proves to have been incorrect when we made it under the note or the agreements under which the note was issued;

    - our failure to observe or perform any covenant or agreement under, or our breach of, the note or the agreements pursuant to which the note was issued

    - any bankruptcy, insolvency or reorganization proceedings involving us or any of our subsidiaries; or

    -    any change of control.

OUR FORMER USE OF ARTHUR ANDERSEN LLP AS OUR INDEPENDENT AUDITORS MAY POSE RISK TO US AND WILL LIMIT YOUR ABILITY TO SEEK POTENTIAL RECOVERIES FROM THEM RELATED TO THEIR WORK.

On June 15, 2002, Arthur Andersen LLP, our former independent auditor, was convicted on a federal obstruction of justice charge. Some investors, including institutional investors, may choose not to invest in or hold securities of a company whose financial statements were audited by Arthur

Andersen, which may serve to, among other things, depress the price of our common stock. In July and August 2002, our board of directors decided to no longer engage Arthur Andersen and engaged Grant Thornton LLP to serve as our independent auditors.

SEC rules require us to present our audited financial statements in various SEC filings, along with Arthur Andersen's consent to our inclusion of its audit report in those filings. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances. Notwithstanding the SEC's regulatory relief, the inability of Arthur Andersen to provide its consent or to provide assurance services to us could negatively affect our ability to, among other things, access the public capital markets. Any delay or inability to access the public markets as a result of this situation could have a material adverse impact on our business. Also, an investor's ability to seek potential recoveries from Arthur Andersen related to any claims that an investor may assert as a result of the work performed by Arthur Andersen will be limited significantly in the absence of a consent and may be further limited by the diminished amount of assets of Arthur Andersen that are or may in the future be available for claims.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of September 30, 2002 the only financial instruments we carried were cash and cash equivalents. We believe the market risk arising from holding these financial instruments is not material.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 6, 2002 have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.


                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to, nor is its property the subject of, any pending legal proceeding.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 9, 2002 we issued term promissory notes with an original aggregate principal amount of $525,000 to purchasers including members of our Board of Directors and our Chief Executive Officer. These notes mature in August 2003 and accrue interest at a rate of 15%. The purchasers of the promissory notes also received warrants to purchase one share of our common stock at an exercise price of $2.50 for every dollar invested in the promissory notes. In total, warrants to purchase 525,000 shares of our common stock were issued. These warrants expire in ten years. This offering was exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. In connection with the offering, we also entered into a Registration Rights Agreement, dated as of August 9, 2002, with the purchasers. Pursuant to the Registration Rights Agreement, we agreed to file a registration statement with the Securities and Exchange Commission prior to August 9, 2003 covering the resale by the purchasers of the shares of our common stock issuable to the purchasers upon the exercise of the warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

c) Not applicable

d) Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

On July 3, 2002 the Company filed a report on Form 8-K to disclose the dismissal of Arthur Andersen LLP as the Company's independent public accountants.

On August 5, 2002 the Company filed a report on Form 8-K to disclose the engagement of Grant Thornton LLP as the Company's independent public accountants for the year ending December 31, 2002.

On August 5, 2002 the Company filed a report on Form 8-K to disclose an announcement of the securing of interim financing to support operations into October 2002.

On September 3, 2002 the Company filed a report on Form 8-K to disclose the announcement of the signing of a letter of intent with Pyxis Innovations, Inc.

EXHIBITS:

Exhibit 10.1: Form of Note and Warrant Subscription Agreement, by and between the Registrant and each Investor.

Exhibit 10.2: Form of Promissory Note, dated as of August 9, 2002, issued to each Investor.

Exhibit 10.3: Form of Common Stock Purchase Warrant, dated as of August 9, 2002, issued to each Investor.

Exhibit 10.4: Registration Rights Agreement, dated as of August 9, 2002, by and among the Registrant and the Investors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           INTERLEUKIN GENETICS, INC.


Date: November 6, 2002                     By:  /s/ Philip R. Reilly
                                              ---------------------------------
                                                Philip R. Reilly
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Executive Officer)


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

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION
-------------

   I, Philip R. Reilly, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Interleukin Genetics, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 6, 2002

/s/ PHILIP R. REILLY
PHILIP R. REILLY
CHIEF EXECUTIVE OFFICER





CERTIFICATION
-------------

   I, Fenel M. Eloi, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Interleukin Genetics, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 6, 2002

/s/ FENEL M. ELOI
FENEL M. ELOI
CHIEF FINANCIAL OFFICER