Form 10-K
period 2002-12-31
INTERLEUKIN GENETICS INC
filed 2003-04-15
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number: 0-23413

INTERLEUKIN GENETICS, INC.

(Name of Registrant in its Charter)

Delaware	94-3123681
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 Beaver Street, Waltham, MA	02452
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: (781) 398-0700

Securities registered pursuant to Section 12(b) of the Exchange Act.  None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒                          NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☒.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculations is an affiliate), computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $17,330,290.

There were 23,118,249 shares of the Registrant’s common stock and 5,000,000 shares of the Registrant’s Series A Preferred Stock, issued and outstanding as of March 31, 2003.

INTERLEUKIN GENETICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

Forward Looking Statements

This report on Form 10-K and the documents incorporated by reference within this document contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  Statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements.  Words or phrases such as “will likely result”, “expect”, “will continue”, “anticipate”, “estimate”, “intend”, “plan”, “project”, “outlook”, or similar expressions are intended to identify forward-looking statements.  Forward-looking statements address or may address the following subjects:

•                  The sufficiency of our current cash resources and anticipated revenues to fund operations through early 2005;

•                  Our expectation that we will receive up to $5,000,000 in revenue over the next two years from an affiliate of Pyxis Innovations Inc. under the terms of the Research Agreement with this affiliate;

•                  Any expectation we may have of receiving a $2,000,000 milestone payment under the terms of the March 5, 2003 Stock Purchase Agreement with Pyxis Innovations;

•                  Our expectation that we will receive royalty payments and/or genetic test processing revenue under the terms of a License Agreement with an affiliate of Pyxis Innovations;

•                  Our expectation that we may sign additional research agreements with affiliates of Pyxis Innovations, or other third parties, on terms beneficial to us;

•                  Our expectation of the benefits that will result from the ongoing research programs that outside parties are conducting on our behalf;

•                  Any expectation we may have regarding the success of developing products, the timing of releasing products for sale or the success of these products when they are released;

•                  Our expectation of the benefits that will result from the ongoing research we are funding at the University of Sheffield;

•                  Our expectation that our total research and development costs, including clinical costs, but excluding contract research and development, will be between approximately $1 and $2 million for the year ended December 31, 2003;

•                  Our expectation that we might derive benefit from our patented intellectual property; and

•                  Our expectation that we will continue to experience losses until our genetic testing and other revenues grow substantially from current levels.

Actual results may vary materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include but are not limited to: risks related to market acceptance of genetic risk assessment tests in general and our products in particular, risks related to our dependence on our controlling stockholder, Pyxis Innovations, and its affiliates, our ability with our research and marketing partners to successfully and timely develop and market genetic test, nutritional and therapeutic products, our ability to receive royalty and milestone payments, risks related to technology and product obsolescence, our ability to fund operations through early 2005, competitive risks and those risks set forth within the section titled “Factors That May Affect Our Future Performance” beginning on page 12 within this report.  We cannot be certain that our results will not be adversely affected by one or more of these factors or by other factors not currently anticipated.  All information set forth in this Form 10-K is as of the date of this Form 10-K.  In addition, any forward-looking statements represent Interleukin’s estimates only as of the day this Annual Report was first filed with the Securities and Exchange Commission and should not be relied upon as representing Interleukin’s estimates as of any subsequent date.  While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Item 1:  Business

THE COMPANY

Overview

Interleukin Genetics, Inc. is a functional genomics company focused on personalized medicine.  We develop genetic tests that identify patients at risk for some diseases and patients most likely to respond to particular therapeutic interventions.  We also optimize nutritional and therapeutic compounds for strategic partners using our genotype-specific cell lines.  We believe that by identifying individuals at risk for certain diseases and combining this knowledge with specific therapeutic interventions, better healthcare decisions can be made, reducing costs and greatly improving patient health outcomes. We have a growing portfolio of patents covering the genetics of a number of common diseases and conditions.

We believe that one of the great challenges confronting medicine today is to find the key to understanding why some people are more prone than others to developing serious chronic diseases and why some people respond to treatments for those diseases differently than others. Until doctors are able to understand the underlying causes for such variability in chronic diseases, the practice of medicine will remain largely constrained to the current approach of prescribing therapies based on broad, sweeping recommendations in which very large groups of people with the same stage of disease all receive the same treatment. This approach to medicine is, in many ways, often ineffective.

Until now, scientific study of chronic diseases has largely focused on identifying factors that initiate or “cause” a disease. Common examples of such factors include cholesterol in the case of heart disease, bacteria of the mouth in the case of periodontal disease and reduced estrogen levels in the case of osteoporosis. However, the mere presence of these initiating factors does not always mean a person will develop a disease. For example, everyone with a cholesterol level considered high does not develop heart disease nor does everyone with a normal cholesterol level avoid heart disease. Rather, the common diseases as we know them only develop when our bodies respond to the initiating factors in a way that results in a problem.

We believe that the recent expansion in understanding of human genetic information coming from programs such as the Human Genome Project will likely change the way medicine is practiced.  This is because the response of an individual’s body to the common disease initiating factors is largely determined by their specific genes. By using the new tools of the genomic era, scientists will be able to study how differences in a specific individual’s genetic information direct their body to respond to these disease initiating factors in different ways. This is likely to be true for identifying both who is most likely to develop one disease or another but also for who is most likely to respond to one or another medicine, nutritional product or lifestyle choice. It has long been recognized that individual responses to many drugs vary from person to person in ways that may be clinically very important yet are usually unpredictable.  While one person may receive great benefit from a drug at one dose, a second person may require 2-3 times that dose, while yet another may be unable to tolerate treatment due to side effects even at the lowest dose.  Similarly, individual response to nutrition may vary significantly.  A diet that for one person might cause obesity, diabetes or high cholesterol might have no ill effects on another.  Until recently, the tools to unravel the biological basis for this wide variability of responses have been very limited.  In fact, doctors and their patients have been forced to accept that a simple “trial and error” approach was the only effective way to select the most appropriate therapy.  However, because the ways that our bodies respond to drugs and diets are ultimately determined by our genes, a better understanding of the interactions between our genes and the products we use holds the promise of ending this non-specific way of promoting health. Since it is our genes that make us unique, at least in the biologic sense, we believe that tailoring medical therapies and nutritional regimens based on knowledge of our genetic tendencies will enable individuals to move beyond the one-size-fits-all approach to health maintenance to an approach that is more “personalized” to each of us based upon our unique genetic make-up.

Alliance with Alticor Inc.

On March 5, 2003, we entered into a broad strategic alliance with several affiliates of the Alticor Inc. family of companies to develop and market novel nutritional and skin care products.  The alliance will utilize our intellectual property and expertise in genomics to develop personalized consumer products.

The alliance includes an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations.  The financial elements of this alliance are described in greater detail in the section titled “Current Financial Condition” beginning on page 3.

This alliance will open our research and development products to our strategic partner’s proven distribution channel.  We believe that the benefits derived from nutritional supplements that are being developed by this strategic partner will be greatly enhanced by applying our deeper understanding of the underlying human genetics.  Further, we believe that the future of personalized nutritional supplementation and skin care will be based on an individual’s genetic makeup.  This alliance will focus on developing genetic tests to determine a genetic profile of an individual and nutritional supplements and skin care products that will benefit individuals of that genetic profile.

The initial focus of this alliance will be to bring to market tests to assess an individual’s health risks and nutritional products to provide a personalized nutritional supplementation regimen to reduce those health risks.

Existing Technology and Distribution

Our first genetic test, PST®, a test predictive of risk for rapid progression of periodontal disease, is currently marketed in the United States and Europe. Other products under development include tests predictive of risk for osteoporosis, coronary artery disease and a test to determine the best drug treatment for advanced cases of rheumatoid arthritis.

During 2000, we changed our strategy for marketing and distributing PST. We no longer market, distribute or process PST ourselves. We now use third party marketers and distributors from whom we earn royalties. We believe that while this has reduced revenues in the short-term it has also improved margins and reduced operating costs.

In December 2000, we entered into an exclusive seven-year license agreement with Hain Diagnostika/ADS GmbH (“Hain”) for the marketing, distribution and processing of the PST test in all countries outside of North America and Japan. Hain has extensive experience in commercializing genetic tests on its DNA-STRIP Technology Platform in several fields as well as a specific commitment to marketing products directly to dentists. Hain’s central facility offers excellent turnaround times, high quality laboratory operations and a sales and technical staff to support clinical users.  We can terminate this agreement if certain minimum sales levels are not met.  Sales of PST in Europe have not been significant to date.  Since December 2001, Kimball Genetics, Inc. has been our sole marketing partner within the United States.

We have followed a strategy of working with strategic partners at the fundamental discovery stage. This strategy has given us access to discoveries while reducing up-front research expenses. Since 1994, we have had a strategic alliance with the Department of Molecular and Genetic Medicine at the University of Sheffield (“Sheffield”) in the United Kingdom. Under this alliance, Sheffield has provided us with the fundamental discovery and genetic analysis from their research laboratories, and we have focused on product development, including clinical trials, and the commercialization of these discoveries.

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

Current Financial Condition

Since inception, we have accumulated a deficit of approximately $40.8 million, including losses of approximately $5.3 million during 2002. For the year ended December 31, 2002, we had negative cash flows from operating activities of approximately $5.0 million and at December 31, 2002 we had cash and cash equivalents of approximately $734,000.

In a private placement on March 5, 2003, we entered into a Purchase Agreement with Pyxis Innovations Inc., or Pyxis, pursuant to which Pyxis purchased from us Series A Preferred Stock for $7,000,000 in cash and an additional $2,000,000 in cash to be paid, if at all, upon our reaching a certain milestone pursuant to the terms of the Purchase Agreement.  The offering was made to Pyxis by way of a private placement exempt from registration under the Securities Act.

The Series A Preferred Stock issued in the private placement is initially convertible into 28,157,683 shares of our common stock reflecting a conversion price of $.2486 per share (or $.3196 per share if the milestone payment is received), subject to weighted average antidilution adjustments.  If all the shares of Series A Preferred Stock were converted to common stock, these shares would represent 54.91% of the outstanding shares of our common stock.

As part of this agreement, Pyxis has agreed to refinance certain of our indebtedness held by Pyxis and others in the form of previously issued promissory notes. Upon the closing of the Purchase Agreement, we amended and reissued the promissory notes previously issued to Pyxis, with an aggregate principal amount of $2,000,000, with new promissory notes carrying a variable interest rate equal to one percent above the “prime rate,” payable on a quarterly basis in cash. These amended and reissued notes have a maturity date of December 31, 2007 and are convertible at the option of Pyxis into shares of our common stock at a conversion price of two times the then applicable conversion price of the Series A Preferred Stock. As of March 5, 2003, outstanding principal and interest under these notes would be convertible into 4,075,811 shares of common stock.  The notes are secured by all of our intellectual property except intellectual property relating to periodontal disease and sepsis.

The Purchase Agreement with Pyxis also provided a $1,500,000 working capital credit line to initiate selected research agreements with third party entities approved by our board of directors and a $525,000 plus interest refinancing of bridge financing notes currently held by third parties.  The notes to be issued for the credit line and refinancing will have the same terms as the notes described in the preceding paragraph.

Concurrent with the closing of the Purchase Agreement, we entered into a Research Agreement with an affiliate of Pyxis, governing the terms of developing and validating nutrigenomic and dermagenomic tests and products.  Pyxis has agreed to provide us with $5,000,000 over the first twenty-four months following the signing of this agreement, to conduct certain research projects.  We will also receive a royalty payment based upon sales of any resulting products.  We entered into a License Agreement with another affiliate of Pyxis, granting an exclusive, world-wide license of all of our current and future intellectual property, limited to the field of nutrigenomics and dermagenomics, in exchange for royalty payments based upon the sales of the products derived from that intellectual property.

On October 22, 2002, as a condition for the interim financing with Pyxis noted above, we entered into separate agreements with the purchasers in the December 2000 and January 2001 private placements, described below, to temporarily waive certain provisions of these private placement agreements. Specifically, the purchasers temporarily waived their right, through March 31, 2003, to receive cash payments of up to $100,000 per month upon our delisting from the Nasdaq SmallCap Market.  The purchasers also waived through March 31, 2003 their right to receive additional shares of our common stock for no additional consideration if we issue shares of our common stock at a price below $2.50 per share.  For the purchaser in the December 2000 private placement this waiver is permanent, since its rights expired on February 9, 2003. Under these agreements the purchasers have also agreed to cancel warrants to purchase an aggregate of 864,407 shares of common stock. In exchange, we issued an aggregate of 1,676,258 shares of our common stock to the purchasers for no additional cash consideration. These temporary waivers became permanent when we received an equity investment from Pyxis on March 5, 2003.

On August 9, 2002, we received approximately $475,000, net proceeds, from the sale of term promissory notes with an aggregate original principal amount of $525,000. These notes mature in one year and pay interest at a rate of 15%.  The principal and all interest, a total of $603,750, are to be paid on August 9, 2003. We can prepay the principal and accrued interest without penalty. Pyxis has agreed, prior to the maturity of these promissory notes, to advance us the cash required to repay the principal and interest due.  At that time we will issue to Pyxis a promissory note with the same terms as the promissory notes due to Pyxis that are discussed above.  The promissory notes purchasers received warrants to purchase one share of stock for a purchase price of $2.50 for every dollar invested in the promissory notes. In total warrants to purchase 525,000 shares of stock were issued. These warrants expire in ten years.

In January 2001, we sold in a private placement 1.2 million shares of common stock for $2.50 per share. The purchasers of the common stock also received warrants to purchase 600,000 shares of common stock exercisable at $3.00 per share. We generated net proceeds of approximately $2.9 million from this transaction.  Under the terms of this private placement we are required to adjust downward the price per share paid in the offering, by issuing additional shares, to match any offering price paid in subsequent offerings until May 9, 2003.  The warrants issued to those purchasers were canceled on October 22, 2002, and 670,588 additional shares were issued to the purchasers of this private placement.

In December 2000, we sold in a private placement 542,373 shares of common stock at $3.69 per share. The purchasers of the common stock also received warrants to purchase 135,593 shares of common stock exercisable at $4.83 per share. We generated net proceeds of approximately $1.9 million from this transaction. Under the terms of this private placement we were required to adjust downward the price per share paid in the offering, by issuing additional shares, to match any offering price paid in subsequent offerings until February 2003. Following the January 2001 offering, described above, we issued an additional 257,627 shares of common stock to the purchasers in the December 2000 offering, and new warrants to purchase 264,407 shares of common stock exercisable at a price of $3.13 to replace the previously issued warrants to purchase 135,593 shares of common stock. These warrants were canceled on October 22, 2002, and 1,005,670 additional shares were issued to the purchasers of this private placement.

Strategy

Our objective is to be a leading provider of genetic tests and services.  Our research and development focuses on the discovery and development of genetic risk assessment and risk stratification tests and the improvement of health outcomes by linking these tests to therapeutic and nutritional interventions. We are also focused on developing genetic tests that help identify patients most likely to respond to a specific drug or a specific nutritional product.  Our strategy is to develop products for clinical use and to commercialize these products through strategic partners. We intend to generate testing revenues, licensing fees, and royalty revenues from the sale of products developed with our collaborative partners, and fee-for-service or participatory revenues pursuant to contracts with our collaborative partners. We believe that this strategy allows us to generate near-term revenues and diversify risk, while building a proprietary product portfolio with significant long-term potential. We believe one of our core strengths is our ability to identify genetic variations, or markers, and correlate them to clinical utility in a wide range of common chronic diseases.

Development System and Approach

Many factors, both environmental and genetic, contribute to most common diseases. Importantly, some genetic factors are sufficiently strong that they influence the onset and progression of a disease despite many other variables. These genetic factors strongly influence aspects of the biology that are central to the disease process. We have focused our research and product development efforts on genetic factors that significantly influence the clinical course of common, chronic diseases.

The body responds to various challenges by means of chemicals produced by the cells. One of the first proteins produced following any stimulus is IL-1. It then activates multiple biochemical reactions that lead to inflammation, wound healing, bone and tissue growth and repair, and many other biological processes. IL-1 therefore greatly affects the development and maintenance of chronic inflammation.  We have identified variations in the IL-1 genes that either amplify or decrease the biological processes that are switched on by IL-1, thereby providing ways to predict who is more susceptible to certain chronic diseases and providing novel opportunities to select optimal drug or nutritional therapy.

Product Pipeline and Proprietary Position

Genetic Testing

Risk Assessment and Stratification Tests

We have completed clinical trials and patent applications have been filed or patents have been issued on the role of genetic factors in several diseases. Nevertheless, in the short-term we are focusing our development efforts only in the areas of cardiovascular disease and osteoporosis.  We introduced PST commercially in the United States as a test that is predictive of disease risk for severe gum diseases, or periodontitis.  The test is currently being repositioned in the marketplace as a test predictive of patients with early periodontitis who are at risk for rapid progression of the disease.  Clinical trials are ongoing in the area of cardiovascular disease and osteoporosis.  We expect one or more of these studies will be completed by the end of 2003.

Pharmacogenetics Tests

Pharmacogenetics is the linking of specific therapies to a patient’s response based upon their specific genetic code.  We believe that pharmacogenetics represents the future of medicine.  With pharmacogenetics, in the future, instead of all patients at a specific stage of disease receiving the same treatment, a patient may be able to first receive a genetic test to predict which treatment will be most effective.

We are currently developing a test to determine the best treatment for patients in advanced stages of rheumatoid arthritis.  We intend to continue this work with a large health management organization and other academic institutions during 2003.

Nutrigenomic and Dermagenomic Products

On March 5, 2003, we entered into a Research Agreement with an affiliate of Pyxis governing the terms of developing and validating nutrigenomic and dermagenomic tests and products.  Pyxis has agreed to provide us with $5,000,000 over the first twenty-four months of this agreement to conduct certain research projects.  We will also receive a royalty payment based upon sales of any resulting products.  The initial focus of our research effort will be the screening of nutritional products to link efficacy of these products to specific genetic variations.  It is expected that these products and genetic tests to help assess wellness will be marketed through Alticor’s direct to consumer distribution network.

Our research in genomics has opened up new possibilities for using genetic information to choose nutritional products that promote wellness.  We believe that the benefits derived from nutritional supplements will be greatly enhanced by applying a deeper understanding of underlying human genetics.  Further, we believe that the future of personalized nutritional supplementation and skin care will be based on an individual’s genetic makeup.

Therapeutics

We are very interested in the prospect of developing therapeutics that will be effective in the treatment of persons of a particular genotype.  We are actively pursuing collaborative relationships to in-license possible candidate compounds for those that may be most promising to bring to market.  These compounds may come from several sources, including, (i) off-patent drugs that can be re-patented as a treatment for a specific genotype, (ii) drugs that have failed their Phase III clinical trials because they did not prove efficacious for the general population but might gain approval if we were able to identify the specific patients for whom it will work or (iii) new chemical entities which our greater understanding of genetics may allow us to develop.

Pharmacogenetic Tools

We believe that the knowledge we have developed over the past several years regarding the IL-1 gene cluster and other gene clusters can be developed into a tool for researchers involved in study of inflammation and genetics and how they relate to risk of disease and drug responses.  We have developed and licensed medical research tools, including our proprietary BioFusion system, our biologic modeling software, to pharmaceutical and biotech companies.  We are currently receiving license and royalty revenues from the sale of BioFusion.

We have spent $3,082,000, $2,687,000 and $2,167,000 on research and development during the years ended December 31, 2002, 2001 and 2000, respectively.

Clinical Utility

We believe in the advantages a genetic approach to medicine offers in the prevention, management and treatment of disease. We believe our predictive tests and research tools are of value to:

•                  Nutritional or pharmaceutical companies, which may use them to speed new product and drug development, to improve the efficacy of their products and drugs, to develop new therapeutics and to target patients most likely to respond to their products and drugs.

•                  Payors and organizations that provide health care services, which may use them to stratify patients by risk and more effectively allocate resources for the greatest benefit.

•                  Physicians and other healthcare professionals, who may use this information to assess the risk involved for their patients and adopt appropriate treatments or preventive strategies.

•                  Individual consumers committed to staying healthy, who may use this information to make better choices and set priorities based on personal knowledge of their individual risk for common diseases.

Product on the Market

Test Predictive of Risk for Periodontal Disease

Our first genetic susceptibility test, PST, identifies patients at risk for rapid progression of periodontitis. Periodontitis is a bacterially induced chronic inflammation that destroys the collagen fibers and bone that surround and support the teeth. Untreated, periodontitis will eventually result in tooth loss. Individuals who test positive for this genotype will normally have more frequent checkups with their dental provider, and would be candidates for more aggressive treatment.

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

We have developed PST under the terms of a project agreement with the University of Sheffield.  In November 1997, a patent related to the detection of genetic predisposition to periodontal disease was issued to us. We initiated commercial sales of PST in October 1997. In December 1998, we entered into an agreement with Washington Dental Service, a member of Delta Dental Plans Association, for the purchase of 1,200 PST tests to be used in a study sponsored by Washington Dental Service, in collaboration with the University of Washington School of Dentistry. The study was designed to quantify the relationship between PST genotype status and the utilization of dental services by patients in a dental plan.  The study was completed during 2001.  It found no direct correlation between IL-1 genotype status and utilization of dental services.

We are currently evaluating the use of PST as a tool to determine which patients with gingivitis or early periodontitis should increase their frequency of dental visits.  We believe that not all patients with early signs of disease will develop the full level of periodontitis in a short period of time.  We believe that PST can identify the patients most likely to have a rapid progression of the disease.

We are currently marketing PST, through a distributor, to dental care providers.  We hope to market PST through dental insurance payers as means of stratifying patients for risk of periodontal disease.  Those at high risk will receive extra preventative services that we anticipate would save dental payers from the expense of more costly procedures.

Products Under Development

Test Predictive of Disease Risk for Osteoporosis

Osteoporosis, the most common age-related bone disease, results in a decrease in the strength of the bone that leaves the affected individual more susceptible to fractures. According to the National Institute of Health 10 million Americans suffer from the disease and another 34 million have low bone mass, placing them at increased risk for the disease.  Although, osteoporosis occurs in both men and women, it begins earlier and progresses more rapidly in women, after menopause.  The consequences of osteoporosis can be both physical and financial.  Hip and vertebral fractures, which are commonly associated with osteoporosis, have a profound impact on quality of life.  The National Institute of Health estimates that direct financial expenditures for the treatment for osteoporotic fractures is $17 billion annually in the United States alone.

We have conducted several collaborative research projects with major osteoporosis epidemiologic centers. Results of these studies have indicated a number of small variations in the IL-1 gene cluster, referred to as polymorphisms, are associated with a more rapid rate of bone loss and an increased risk of fracture in post-menopausal women.  A genetic predisposition test could identify women at elevated risk for developing osteoporosis-related vertebral fracture early in the course of the disease and allow these women and their physicians to practice preventive medicine. This will enable nutritional or therapeutic intervention or recommendations for changes in lifestyle or diet at an early stage, so that bone loss and fracture is minimized or prevented.

We have completed a preliminary market research analysis, involving women’s focus groups, physicians and consumers, which show there is enthusiasm for such a test.

Test Predictive of Cardiovascular Disease Risk

The causes and mechanisms of coronary artery disease, or CAD, are complex and incompletely understood. Consequently, prediction, diagnosis and treatment of coronary artery disease has focused on the development of a set of risk factors that help to identify those individuals who are most at risk.  Nutritional and medical treatment centers on control of any of the risk factors that can be modified.  Alternatively, mechanical revascularization of vessels may need to take place when the disease has reached a critical clinical threshold. Recently, interest has intensified in the early lowering of cholesterol and other risk factors modifiable through diet and nutrition as proactive approaches to improve long-term cardiovascular wellness. In fact, recent revisions to the Adult Treatment Panel III (ATP-III) of the National Cholesterol Education Program (NCEP) guidelines have suddenly increased the population for whom cholesterol lowering approaches should be considered.

The traditional CAD risk factors, such as high cholesterol, diabetes and smoking, only account for slightly over half of CAD cases. When this fact is considered together with the enormous cost to the healthcare system of simply treating all high-cholesterol individuals with cholesterol-lowering prescription drugs to prevent CAD, it is easy to understand why there is great interest in developing new tests to more precisely stratify individuals’ risk of CAD.  Likewise, there is already a bewildering array of nutritional products confronting consumers who wish to take control of their own cardiovascular health through non-prescription dietary and nutritional approaches.  Fortunately, the rapid explosion in knowledge about variation in the human genome holds great promise for providing the scientific basis for a test that can help the health care practitioner and consumer better understand individual risk and make more informed decisions among medical and nutritional products.

Chronic inflammation is now a well-recognized risk factor in the development of CAD and for subsequent heart attacks.  We have conducted studies that demonstrate certain variations, or SNPs, in the IL-1 genes contribute to a pro-inflammatory state.  One pattern of IL-1 SNPs leads to increased levels of inflammation and an increased risk of an acute myocardial infarction.  A second pattern of IL-1 SNPs leads to qualitative differences in inflammation and is associated with an increased risk of clogged heart arteries that produce pain on exercise (angina). Since the IL-1 SNPs that an individual is born with do not change, they may be used to predict risk for specific types of heart disease and to guide preventive therapies.  We expect to have a test to identify a risk factor for cardiovascular disease on the market by the beginning of 2005.

Test to Determine the Most Effective Treatment for Rheumatoid Arthritis

Rheumatoid Arthritis is a disease that affects approximately 2.1 million Americans according to the Arthritis Foundation.  The most common sufferers are women between the ages of 25 and 40 years old.  The Arthritis Foundation estimates 50% of people with rheumatoid arthritis are on disability within ten years of the conditions onset.  The final drug treatments that are usually prescribed by physicians for patients with RA are anticytokine treatments.

We are currently developing a test that we believe may help rheumatologists select the best anticytokine therapy for each rheumatoid patient.  Different anticytokine therapies act very differently on a patient’s biology.  Two of the three anticytokine therapies used to treat Rheumatoid Arthritis are anti-tumer necrosis factor alpha, or anti- TNFa  drugs; the other affects the IL-1 gene.  We believe that depending upon the specific genetics of individual patients, it can be predicted which class of drug would be most effective.  Neither class of drug works for all individuals and the cost of prescribing the incorrect drug is very high in terms of both pain and suffering for the patient and increased cost of medical intervention.  We are currently conducting a study to identify gene polymorphisms associated with anti-cytokine therapies.  We expect to complete this study by the end of 2003.

Nutrigenomic and Dermagenomic Products

We are developing technology for screening nutrigenomic and dermagenomic products for efficacy within individuals with certain genetic variations.  A variety of nutritional ingredients including n-3-polyunsaturated fatty acids and alpha-tocopherols, have been shown to reduce levels of IL-1 and TNFα.   Recently it has been shown that the magnitude of nutrient benefit on TNFα levels is influenced by genetic variations.

Given the biological mechanisms that the IL-1 and TNFα gene variations use to alter inflammation, we believe that proprietary mixtures of nutrients can be identified to modulate inflammation in individuals who are on a rapid path to chronic disease complications.

Testing Procedure

Each of our genetic susceptibility tests requires consumers, dentists or physicians to follow a specific protocol. To conduct a genetic susceptibility test, the doctor does a sample cheek swab and submits it to the laboratory that has been selected to perform the test. The laboratory then performs the test following our specific protocol and informs the dentist or physician of the results. The dentist/physician in turn, informs the patient and determines the appropriate course of action.

Pre-Marketing Trials/Status of Predictive Tests

As an internal procedural standard, we conduct three categories of clinical trials in developing our genetic susceptibility tests. The first trial is called a proof of principle trial, used to prove a laboratory finding. The results of this trial are utilized to support the initial patent application and therefore the trial needs to be completed before the patent application can be filed. The second trial is a confirmatory trial. The purpose of the confirmatory trial is to independently confirm the results of the proof of principle trial. The third category of trial relates to clinical utility. The clinical utility trial is conducted to learn what is the most effective utilization of the test in actual clinical practice.

Following confirmatory studies, additional trials are completed on larger populations to help develop broad scientific evidence supporting the clinical utility of each of our tests. Such additional trials not only strengthen the support for each test’s known use (i.e., detecting genetic susceptibility) but also lead to additional practical uses of the susceptibility tests (e.g., use of the susceptibility tests to determine a patient’s responsiveness to a given drug).  Our work in coronary artery disease risk testing has been conducted in all three categories of all clinical trials.  Our work in osteoporosis will soon enter the second category.  We expect the rheumatoid arthritis project will enter the proof of principal trial by the summer of 2003.

Strategic Alliances and Collaborations

Our strategy is to develop products for research and clinical use and commercialize such products through strategic alliances. We have followed a strategy of working with strategic partners at the fundamental discovery stage in product development and in sales and marketing. This strategy has given us access to discoveries while reducing up-front research expenses and will give us access to markets without committing to the high costs of selling and advertising.

Pyxis Innovations, Inc

On March 5, 2003, we announced that we entered into a broad strategic alliance with several affiliates of the Alticor family of companies to develop and market novel nutritional and skin care products.  The alliance will utilize Interleukin Genetics’ intellectual property and expertise in genomics to develop personalized consumer products.

The alliance includes an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations.  The financial elements of this alliance are described in greater detail in the section titled “Current Financial Condition” beginning on page 3.

In broad terms, we believe that this alliance will open our research and development products to our partner’s proven distribution channel.  We believe that the benefits derived from nutritional products that are being developed by this partner will be greatly enhanced by applying our deeper understanding of the underlying human genetics.  Further, we believe that the future of personalized nutritional supplementation and skin care will be based on an individual’s genetic makeup.  This alliance will focus on developing genetic tests to determine a genetic profile of an individual and developing nutritional supplements and skin care products that will benefit individuals of that genetic profile.

The University of Sheffield

Since 1994, we have had a strategic alliance with the Department of Molecular and Genetic Medicine at the University of Sheffield in the United Kingdom (“Sheffield”). Sheffield is a world leader in the genetic aspects of common diseases with an inflammatory component. Under this alliance, Sheffield has provided to us the fundamental discovery and genetic analysis from Sheffield’s research laboratories and we have focused on product development, including clinical trials, and the commercialization of these discoveries.

In October 1999 we entered into a new arrangement with Sheffield and its investigators replacing the research and development agreement that had been in place with Sheffield since 1996. Pursuant to this new arrangement, we issued an aggregate of 475,000 shares of our common stock to Sheffield and one of its investigators in exchange for the relinquishment by Sheffield of its interests under certain previous agreements with us. In addition, this agreement requires us to issue to Sheffield and certain of its investigators options to purchase an aggregate of 50,000 shares of stock at the current market price each year during the period of time the arrangement is in place for an aggregate of 200,000 shares. Sheffield is entitled to additional options to purchase 10,000 shares of stock at the current market price each June 30th for each patent that is filed on our behalf during the previous twelve months.

Kaiser Permanente

In December 2001, we entered into a research collaboration with Kaiser Permanente’s Center for Health Research to study genetic risk factors for chronic diseases that are affected by inflammation.  We believe that knowledge resulting from this work will enable us to develop new diagnostic tools that physicians and health care organizations can use to assess their patients’ genetic risk for many diseases.  The first clinical study under this collaboration was a study designed to investigate the importance of genetic differences among patients with type II diabetes in determining their risk for developing cardiovascular disease.  This study is currently completed and the data analysis is ongoing.  We expect that we will be performing additional studies assessing patient’s genetic risk for cardiovascular risk with Kaiser during 2003.

Unitedhealth Group

In March 2002, we entered into a research collaboration agreement with UnitedHealth Group’s research arm, the Center for Healthcare Policy and Evaluation, to study how commonly inherited gene variants affect the response of patients with certain inflammatory diseases to specific drugs. Knowledge resulting from this work will help us develop pharmacogenetic tests that physicians and managed care organizations can use to assist in the selection of the optimal drug for an individual patient. In our initial study with UnitedHealth Group, we are conducting a study to determine whether analysis of genotype will be useful to predict responses to anti-cytokine therapy for individuals with rheumatoid arthritis. Different anti-cytokine therapies act very differently on a patient’s biology. Two of the three anti-cytokine therapies used to treat rheumatoid arthritis are anti TNFa drugs; the other acts upon the IL-1 gene. We believe that depending upon the specific genetics of individual patients, we might be able to predict which class of drugs would be most effective.  We expect to have results from this study by the end of 2003.

PST Commercial Partnerships

In December 2000, we entered into an exclusive seven-year license agreement with Hain Diagnostika/ADS GmbH (“Hain”) for the marketing, distribution and processing of PST in all countries outside of North America and Japan. Hain has extensive experience in commercializing genetic tests on its DNA-STRIP Technology Platform in several fields as well as a specific commitment to marketing products directly to dentists. Hain’s central facility offers excellent turnaround times, high quality laboratory operations and a sales and technical staff to support clinical users.  We can terminate this agreement if certain minimum sales levels are not met.  Since December 2001, Kimball Genetics, Inc. has been our sole marketing partner within the United States.

Intellectual Property

Our commercial success may depend at least in part on our ability to obtain appropriate patent protection on our drug discovery and diagnostic products and methods. We currently own exclusive rights in twelve issued U.S. patents, which have projected expiration dates between 2015 and 2020.  We have received notices of allowances on three U.S. patent applications and have thirteen additional pending U.S. patent applications, which are based on novel genes or novel associations between particular gene sequences and certain inflammatory diseases, and disorders. Of the twelve issued patents, eight relate to genetic tests for periodontal disease, osteoporosis, asthma, coronary artery disease, sepsis and disease associated with IL-1 inflammatory haplotypes, three relate to BioFusion, our biologic modeling software, and one relates to a transgenic mouse model.

We have been granted a number of corresponding foreign patents and have a number of foreign counterparts of our U.S. patents and patent applications pending.

We have received trademark protection for PST, our periodontal susceptibility test. Our proprietary technology is subject to numerous risks, which we discuss in “Factors That May Affect Our Future Performance” beginning on page 12 of this report.

Competition

The genetics field is broad with diverse business segments.  The field may be generally segmented into: a) services, including sequencing and informatics; b) technology platforms, including chip makers and genotyping equipment; c) drug target and drug development companies; d) diagnostic companies that will distribute DNA tests; and e) content companies that will discover genes and gene variations that influence diseases and drug responses.

We are involved in the discovery and commercialization of genetic variations that influence inflammatory diseases and the therapeutic responses to these diseases.  Despite this segment’s relatively young age, other companies do exist which have research programs seeking disease related genes for therapeutic and susceptibility testing purposes, including some that involve treatable/preventable disease. The technologies for discovering genes which predispose individuals to major diseases and approaches for commercializing those discoveries are new and rapidly evolving. Rapid technological developments could result in our potential services, products, or processes becoming obsolete before we recover a significant portion of the related research and development costs and capital expenditures.

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

In the case of newly introduced products requiring “change of behavior” (such as genetic susceptibility tests), multiple competitors may accelerate market acceptance and penetration through increasing awareness. Moreover, two different genetic susceptibility tests for the same disease may in fact test or measure different components, and thus actually be complementary when given in parallel as an overall assessment of risk, rather than being competitive with each other.

Furthermore, the primary focus of most companies in the field is performing gene-identification research for pharmaceutical companies for therapeutic purposes, with genetic susceptibility testing being a secondary goal. In contrast, our primary business focus is developing and commercializing genetic susceptibility tests for common diseases, with only an ancillary drug discovery program.

Government Regulation

The sampling of blood, saliva or cheek scrapings from patients and subsequent analysis in a central clinical laboratory does not, at the present time, require Federal Drug Administration (“FDA”) or regulatory authority approval inside the U.S. for either the sampling procedure or the analysis itself. The samples are collected using standard materials previously approved as medical devices, such as sterile lancets and swabs. The testing procedure itself is performed in one or more registered, certified clinical laboratories under the auspices of the Clinical Laboratory Improvement Act of 1988 (“CLIA”), administered by the Centers of Medicare and Medicaid Services.  The federal regulations governing approval of the laboratory facilities and applicable state and local regulations governing the operation of clinical laboratories would also apply to the laboratories performing tests for us. Changes in such regulatory schemes could require advance regulatory approval of genetic susceptibility tests sometime in the future and could have a material adverse effect on our business. In addition, certain billing practices require that we, a subsidiary, or a third party test provider that we license, be licensed and regulated under CLIA.

In addition, while our main focus is on genetic susceptibility testing, we may, in the future, endeavor to partner with pharmaceutical companies in the area of drug development. Any drug products developed by us or our future collaborative partners, would be required to undergo an extensive regulatory approval process by the FDA prior to marketing in the United States. The regulatory process, which includes preclinical testing and clinical trials of each therapeutic product in order to establish its safety and efficacy, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory agency approval. In addition, delays or rejections may be encountered during the period of therapeutic development, including delays during the period of review of any application. Delays in obtaining regulatory approvals could adversely affect the marketing of any therapeutics developed by us or our collaborative partners, impose costly procedures upon us and our collaborative partners’ activities, diminish any competitive advantages that we and our collaborative partners may attain and adversely affect our ability to receive royalties. Once regulatory approval of a product is granted, the approval may impose limitations on the indicated uses for which it may be marketed. Further, even if such regulatory approval is obtained, a marketed product and its manufacturer are subject to continuing review. The discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer. Such restriction could include withdrawal of the product from the market.

Employees

As of March 27, 2003, we had 19 full-time and part-time employees. Of our employees, 13 are engaged directly in the research, development and commercialization of tests and 6 are engaged in administrative or managerial activities. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Factors That May Affect Our Future Performance

We have a history of operating losses and expect these losses to continue in the future.

We have experienced significant operating losses since our inception and expect these losses to continue for some time. We incurred losses from operations of $5.2 million in 2000, $4.8 million in 2001 and $5.1 million in 2002. As of December 31, 2002, our accumulated deficit was $40.8 million. Our losses result primarily from research and development and selling, general and administrative expenses. We have not generated significant revenues from product sales, and we do not know if we will ever generate significant revenues from product sales. We will need to generate significant revenues to continue our research and development programs and achieve profitability. We cannot predict when, if ever, we will achieve profitability.

The market for genetic susceptibility tests is unproven.

The market for genetic susceptibility tests is at an early stage of development and may not continue to grow. The general scientific community, including us, has only a limited understanding of the role of genes in predicting disease. When we identify a gene or genetic marker that may predict disease, we conduct clinical trials to confirm the initial scientific discovery and to establish the scientific discovery’s clinical utility in the marketplace. The results of these clinical trials could limit or delay our ability to bring the test to market, reduce the test’s acceptance by our customers or cause us to cancel the program, any of which limit or delay sales and cause additional losses. The only genetic susceptibility test we currently market is PST, and it has produced only minimal revenues to date. The marketplace may never accept our products, and we may never be able to sell our products at a profit. We may not complete development of or commercialize our other genetic susceptibility tests.

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

We rely heavily on third parties to perform sales, marketing and distribution functions on our behalf, which could limit our efforts to successfully market products.

We have limited experience and capabilities with respect to distributing, marketing and selling genetic susceptibility tests. We have relied and plan to continue to rely significantly on sales, marketing and distribution arrangements with third parties, over which we have limited influence. If these third parties do not successfully market our products, it will reduce our sales and increase our losses. If we are unable to negotiate acceptable marketing and distribution agreements with future third parties, or if in the future we elect to perform sales, marketing and distribution functions ourselves, we will incur significant costs and face a number of additional risks, including the need to recruit experienced marketing and sales personnel.  On March 5, 2003, we signed a strategic alliance with Alticor Inc.  As part of this alliance, Alticor and Alticor’s affiliates will conduct some sales, marketing and distribution functions on our behalf.  While Pyxis and these affiliates have far more experience and success in marketing, selling and distributing products than we do, we could become very dependent upon their efforts and their failure to successfully market our products could reduce our sales and increase our losses.

If we fail to obtain additional capital, or obtain it on unfavorable terms, then we may have to end our research and development programs and other operations.

We anticipate that our current and anticipated financial resources are adequate to maintain our current and planned operations through early 2005. If we are not generating sufficient cash or cannot raise additional capital prior to this date, we will be unable to fund our business operations and will be required to seek other strategic alternatives and may be required to declare bankruptcy. Any future issuances of equity securities by us will require stockholder approval for an increase in authorized shares. If we are unable to obtain such approval, we will be required to seek other strategic alternatives and may be required to declare bankruptcy.  We have the right to receive an additional two million dollars from Pyxis pursuant the Purchase Agreement we signed with them on March 5, 2003 for no additional consideration if we enter into a genetics testing agreement with one or more customers of such size that the projected internal rate of return with respect to the project is at least twenty percent with a payback period of three years or less.  We may never be able enter into such an agreement.

Our future financial needs depend on many factors. We will need capital for the commercial launch of additional genetic tests, continued research and development efforts, obtaining and protecting patents and administrative expenses. Additional financing may not be available when needed, or, if available, it may not be available on favorable terms. If we cannot obtain additional funding on acceptable terms when needed, we may have to discontinue operations, or, at a minimum, curtail one or more of our research and development programs.

Because Pyxis has a controlling percentage of the voting power of our outstanding stock, other stockholders’ voting power is limited.

On matters for which the holder of our preferred stock, Pyxis, votes on an as converted basis with holders of common stock, Pyxis would have approximately 54.91% of shares of common stock deemed entitled to vote.  Accordingly, Pyxis will be able to determine the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of some provisions in our Certificate of Incorporation or By-Laws and the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets. Pyxis may make decisions that are adverse to other stockholders’ or warrantholders’ interests. This ownership concentration may also adversely affect the market price of our common stock.  Pyxis has the right to designate four of our five directors and the four directors designated by Pyxis are all employees of Pyxis or its affiliates.

The Series A Preferred Stock has rights which are senior to common stockholder rights and this may reduce the value of the common stock.

The Series A Preferred Stock, which was issued to Pyxis on March 5, 2003, accrues dividends at the rate of 8% of the original purchase price per year, payable only when, as and if declared by the Board of Directors and are non-cumulative.  If we declare a distribution, with certain exceptions, payable in securities of other persons, evidences of indebtedness issued by us or other persons, assets (excluding cash dividends) or options or rights to purchase any such securities or evidences of indebtedness, then, in each such case the holders of the Series A Preferred Stock shall be entitled to a proportionate share of any such distribution as though the holders of the Series A Preferred Stock were the holders of the number of shares of our common stock into which their respective shares of Series A Preferred Stock are convertible as of the record date fixed for the determination of the holders of our common stock entitled to receive such distribution.

In the event of any liquidation, dissolution or winding up of Interleukin, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of our assets or surplus funds to the holders of our common stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them.  After receiving this amount, the holders of the Series A Preferred Stock shall participate on an as-converted basis with the holders of common stock in any of our remaining assets.

The preferential treatment accorded the Series A Preferred Stock might reduce the value of the common stock.

In a circumstance in which Pyxis enters a business in competition with our own, we have agreed with Pyxis that the four directors appointed by Pyxis do not need to present potential transactions or other corporate opportunities to us.

In conjunction with our strategic alliance with Pyxis, we have agreed to certain terms for allocating opportunities as permitted under Section 122(17) of the Delaware General Corporation Law. This agreement, as set forth in the Purchase Agreement, regulates and defines the conduct of our affairs as they may involve Pyxis as our majority stockholder and its affiliates, and the powers, rights, duties and liabilities of us and our officers and directors in connection with corporate opportunities.

Except under certain circumstances, Pyxis and its affiliates have the right to engage in the same or similar activities or lines of business or have an interest in the same classes or categories of corporate opportunities as we do.  We have agreed with Pyxis that if Pyxis, or one of our directors appointed by Pyxis, and Pyxis’ affiliates acquire knowledge of a potential transaction or matter that may be a corporate opportunity for both Pyxis and its affiliates and us, to the fullest extent permitted by law, Pyxis and its affiliates will not have a duty to inform us about the corporate opportunity or be liable to us or to you for breach of any fiduciary duty as a stockholder of ours for not informing us of the corporate opportunity, keeping it for its own account, or referring it to another person.

Additionally, except under limited circumstances, if an officer or employee of Pyxis who is also one of our directors is offered a corporate opportunity, such opportunity shall not belong to us. In addition, we agreed that such director will have satisfied his duties to us and not be liable to us or to you in connection with such opportunity.  This policy may make it more difficult for us to learn of or benefit from significant opportunities for strategic alliances, research agreements, distribution agreements, licenses or new technology.

We rely heavily on third parties to perform research and development on our behalf, which could limit our efforts to successfully develop products.

Reliance on third-party research and development entails risks we would not be subject to if we performed this function ourselves. These risks include reliance on the third party for regulatory compliance and quality assurance and the possibility of breach of agreements by third parties because of factors beyond our control. We may in the future elect to perform all research and development ourselves, which will require us to raise substantial additional funds and recruit additional qualified personnel.

We also face the possibility of terminations or nonrenewals of agreements by third parties, based on their own business priorities, at times that are costly or inconvenient for us.  Our Research and Technology Transfer Agreement with the University of Sheffield, and our consulting agreement with Dr. Gordon Duff, who leads our research at Sheffield, expire on June 30, 2004.  The Sheffield agreement automatically renews for one-year periods unless one party gives six month’s notice to the other party.  We will negotiate for a new agreement with Dr. Duff and will work with Sheffield to continue our existing agreement or negotiate a new one for the period after June 30, 2004.  Our research and development activities will be delayed if our relationship with the University of Sheffield and Dr. Duff were to terminate, as much of our research and development has been conducted, and we expect it will continue to be conducted in the foreseeable future, at the University of Sheffield.

If we are unsuccessful in establishing additional strategic alliances, our ability to develop and market products and services will be damaged.

Entering into strategic alliances for the development and commercialization of products and services based on our discoveries is an important element of our business strategy. We anticipate entering into additional collaborative arrangements with Alticor affiliates and other parties in the future. We face significant competition in seeking appropriate collaborators. In addition, these alliance arrangements are complex to negotiate and time-consuming to document. If we fail to maintain existing alliances or establish additional strategic alliances with Alticor affiliates and others, then our ability to develop and market products and services will be damaged. In addition, the terms of any future strategic alliances may be unfavorable to us or these strategic alliances may be unsuccessful.

If we fail to obtain an adequate level of reimbursement for our products or services by third-party payors, then some of our products and services will not be commercially viable.

The availability and levels of reimbursement by governmental and other third-party payors affect the market for any healthcare service. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products and services. Our ability to successfully commercialize our existing genetic susceptibility test and others that we may develop depends on obtaining adequate reimbursement from third-party payors. The extent of third-party payor reimbursement will likely heavily influence physicians’ and dentists’ decisions to recommend genetic susceptibility tests, as well as patients’ elections to pursue testing. If reimbursement is unavailable or limited in scope or amount, then we cannot sell our products and services profitably. In particular, third-party payors tend to deny reimbursement for services which they determine to be investigational in nature or which are not considered “reasonable and necessary” for diagnosis or treatment. To date, few third-party payors have agreed to reimburse patients for genetic susceptibility tests, and we do not know if third-party payors will, in the future, provide full reimbursement coverage for these genetic tests. If third-party payors do not provide adequate reimbursement coverage, then individuals may choose to directly pay for the test. If both third-party payors and individuals are unwilling to pay for the tests, then the number of tests we can sell will be significantly decreased, resulting in reduced revenues and additional losses.

If we fail to obtain patent protection for our products and preserve our trade secrets, then competitors may develop competing products and services, which will decrease our sales and market share.

Our success will partly depend on our ability to obtain patent protection, in the United States and in other countries, for our products and services. In addition, our success will also depend upon our ability to preserve our trade secrets and to operate without infringing upon the proprietary rights of third parties.

We own exclusive rights in twelve issued U.S. patents, we have received notices of allowance on three U.S. patent applications and have thirteen U.S. patent applications pending. We have also been granted a number of corresponding foreign patents and have a number of foreign counterparts of our U.S patents and patent applications pending. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific and factual questions. Our ability to develop and commercialize products and services depends on our ability to:

•                       Obtain patents;

•                       Obtain licenses to the proprietary rights of others;

•                       Prevent others from infringing on our proprietary rights; and

•                       Protect trade secrets.

Our pending patent applications may not result in issued patents and any issued patents may never afford meaningful protection for our technology or products. Further, others may develop competing products which avoid legally infringing upon, or conflicting with, our patents. In addition, competitors may challenge any patents issued to us, and these patents may subsequently be narrowed, invalidated or circumvented.

We also rely on trade secrets and proprietary know-how that we seek to protect, in part, by confidentiality agreements. The third parties we contract with may breach these agreements, and we might not have adequate remedies for any breach. Additionally, our competitors may discover or independently develop our trade secrets.

Third parties may own or control patents or patent applications and require us to seek licenses, which could increase our costs or prevent us from developing or marketing our products or services.

We may not have rights under patents or patent applications that are related to our current or proposed products. Third parties may own or control these patents and patent applications in the United States and abroad. Therefore, in some cases, to develop or sell any proposed products or services, with patent rights controlled by third parties, our collaborators or we may seek, or may be required to seek, licenses under third-party patents and patent applications. If this occurs, we will pay license fees or royalties or both to the licensor. If licenses are not available to us on acceptable terms, we or our collaborators may be prohibited from developing or selling our products or services.

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

Technological changes may cause our products and services to become obsolete.

Our competitors may develop susceptibility tests that are more effective than our technologies or that make our technologies obsolete. Innovations in the treatment of the diseases in which we have products or product candidates could make our products obsolete. These innovations could prevent us from selling, and significantly reduce or eliminate the markets for, our products.

We may be prohibited from fully using our net operating loss carryforwards, which could affect our financial performance.

As a result of the losses incurred since inception, we have not recorded a federal income tax provision and have recorded a valuation allowance against all future tax benefits. As of December 31, 2002, we had net operating loss carryforwards of approximately $33.8 million for federal and state income tax purposes, expiring in varying amounts through the year 2022. We also had a research tax credit of approximately $369,000 at December 31, 2002, that expires in varying amounts through the year 2022. Our ability to use these net operating loss and credit carryforwards is subject to restrictions contained in the Internal Revenue Code which provide for limitations on our utilization of our net operating loss and credit carryforwards following a greater than 50% ownership change during the prescribed testing period. We have experienced two such ownership changes.  One change came subsequent to the end of our 2002 fiscal year, in March 2003, and the other was in June 1999. As a result, all of our net operating loss carryforwards will be limited in utilization.  The annual limitation may result in the expiration of the carryforwards prior to utilization. In addition, in order to realize the future tax benefits of our net operating loss and tax credit carryforwards, we must generate taxable income, of which there is no assurance.

We are subject to intense competition from other companies, which may damage our business.

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

We are subject to government regulation which may significantly increase our costs and delay introduction of future products.

The sale, performance or analysis of our genetic tests do not currently require FDA approval. At both the federal and state level, there is limited regulation of genetic testing laboratories.  Changes in existing regulations could require advance regulatory approval of genetic susceptibility tests, resulting in a substantial curtailment or even prohibition of our activities without regulatory approval. If our genetic tests ever require regulatory approval, on either a state or federal level, then the costs of introduction will increase and marketing and sales of products may be significantly delayed.

We may be subject to product liability claims that are costly to defend and that could limit our ability to use some technologies in the future.

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

Ethical, legal and social issues related to genetic testing may reduce demand for our products.

Genetic testing has raised issues regarding the appropriate utilization and the confidentiality of information provided by genetic testing. Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of genetic assessment medical information. For example, concerns have been expressed that insurance carriers and employers may use these tests to discriminate on the basis of genetic information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities prohibiting genetic testing or calling for limits on or regulating the use of genetic testing, particularly for diseases for which there is no known cure. Any of these scenarios would decrease demand for our products and result in substantial losses.

Our dependence on key executives and scientists could adversely impact the development and management of our business.

Our success substantially depends on the ability, experience and performance of our senior management and other key personnel. If we lose one or more of the members of our senior management or other key employees, it could damage our development programs and our business. In addition, our success depends on our ability to continue to hire, train, retain and motivate skilled managerial and scientific personnel. The pool of personnel with the skill that we require is limited. Competition to hire from this limited pool is intense. We compete with numerous pharmaceutical and health care companies, as well as universities and nonprofit research organizations in the highly competitive Boston, Massachusetts business area. Loss of the services of Dr. Philip R. Reilly, our Chairman and CEO, Dr. Kenneth Kornman, our President, or Dr. Paul M. Martha, our Chief Medical Officer, could delay our research and development programs and damage our business. We have entered into employment agreements with three year terms with Drs. Reilly, Kornman and Martha. Any of these employees can terminate his employment upon 30 days’ notice. We do not maintain key man life insurance on any of our personnel.

There is a limited market for our common stock and we cannot be sure that even this limited market will be maintained.

Currently only a very limited trading market exists for Interleukin common stock.  Our common stock trades on the Boston Stock Exchange and the OTC Bulletin Board under the symbol “ILGN.”  The OTC Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the Nasdaq system.  Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time.  Effective as soon as early 2004 the OTC Bulletin Board will no longer offer companies a market on which to trade.  Management intends to apply to be listed on the BBX Exchange, which is intended to replace the OTC Bulletin Board, however we do not currently meet the stricter minimum listing criteria proposed for the BBX Exchange because none of the members of our audit committee is independent as defined in the NASD rules.  Additionally, the SEC has recently adopted rules that will require the Boston Stock Exchange to impose new requirements on the audit committees of listed companies, including that all of their members must be “independent” by the time of their annual meeting in 2004.  We cannot be certain that any of our current directors will meet the definition of independence eventually adopted by the Boston Stock Exchange, therefore we may fail to satisfy the listing requirements for the Boston Stock Exchange.  As a result we are likely to be unable to become listed on the BBX Exchange, unless we add at least one independent director, and may be subject to delisting from the Boston Stock Exchange.  If we are delisted from the Boston Stock Exchange and fail to meet the BBX Exchange listing requirements, then we will be forced to trade solely on the pink sheets, a market with very limited liquidity.  We cannot assure our shareholders that a market for our stock will be sustained.  There is no assurance that our shares will have any greater liquidity than shares which do not trade on any public market.

Our business involves environmental risks that may result in liability for us.

Our business is also subject to regulation under federal, state and local laws regarding environmental protection and hazardous substances control, including the Occupational Safety and Health Act, the Environmental Protection Act and the Toxic Substance Control Act, which govern the use, generation, manufacture, storage, discharge, handling and disposal of low-level radioactive material, biological specimens and other substances. We believe that we are in material compliance with these and other applicable laws and that our ongoing compliance will not have a material adverse effect on our business. However, statutes or regulations applicable to our business may be adopted which impose substantial additional costs to assure compliance or otherwise materially adversely affect our operations.  In the event of accidental contamination or injury from these materials, we could be held liable for any damages that result and any such liability could exceed our resources.

We do not expect to pay dividends for the foreseeable future and you should not expect to receive any funds without selling your shares of common stock, which you may only be able to do at a loss.

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

SEC rules require us to present our audited financial statements in various SEC filings, along with Arthur Andersen’s consent to our inclusion of its audit report in those filings. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances. Notwithstanding the SEC’s regulatory relief, the inability of Arthur Andersen to provide its consent or to provide assurance services to us could negatively affect our ability to, among other things, access the public capital markets. Any delay or inability to access the public markets as a result of this situation could have a material adverse impact on our business. Also, an investor’s ability to seek potential recoveries from Arthur Andersen related to any claims that an investor may assert as a result of the work performed by Arthur Andersen will be limited significantly in the absence of a consent and may be further limited by the diminished amount of assets of Arthur Andersen that are or may in the future be available for claims.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock began trading on The Nasdaq SmallCap Market on November 26, 1997 under the symbol “MSSI” and on the Boston Stock Exchange under the symbol “MSI.” In August 1999, our common stock symbol changed to “ILGN” on the Nasdaq SmallCap Market and “ILG” on the Boston Stock Exchange.  On December 10, 2002 our common stock was delisted from the Nasdaq SmallCap Market and began trading on the OTC Bulletin Board under the symbol ILGN.  We intend to apply for listing on the new BBX exchange, as proposed by The Nasdaq Stock Market, Inc., when it becomes operational.  Prior to November 1997, there was no established trading market for the common stock. The following table sets forth, for the periods indicated, the high and low bid prices for the common stock, as reported by the Nasdaq SmallCap Market and the OTC Bulletin Board.

	High	Low
2002:
First Quarter	$1.78	$0.76
Second Quarter	$1.29	$0.40
Third Quarter	$1.00	$0.51
Fourth Quarter	$0.99	$0.36

	High	Low
2001:
First Quarter	$3.59	$1.34
Second Quarter	$3.15	$1.12
Third Quarter	$3.10	$1.39
Fourth Quarter	$2.25	$1.10

Stockholders

As of March 27, 2003, there were approximately 137 record holders of our common stock.

Dividends

We have not declared any dividends to date and do not plan to declare any dividends on our common stock in the foreseeable future.

Sale of Unregistered Securities

On December 6, 2002, we issued an option to purchase 35,000 shares of common stock, $.001 par value, the Sheffield Option, at a per share exercise price of $0.79 to the University of Sheffield, U.K. (“Sheffield”) and an option to purchase 25,000 shares of common stock, $.001 par value, the Duff option, at a per share exercise price of $0.79 to Sheffield’s key investigator, Dr. Gordon Duff.  The Sheffield option was issued pursuant to our collaborative arrangement with Sheffield and the Duff option was issued pursuant to a consulting agreement between Interleukin and Dr. Duff.  Under the terms of the arrangement with Sheffield, we are to grant to Sheffield on each July 1 during the term of the arrangement options to purchase 25,000 shares of our common stock and options to purchase an additional 10,000 shares of our common stock for each patent application filed during the preceding 12 months.  Under the terms of the consulting agreement with Dr. Duff, we are obligated to grant Dr. Duff on each July 1 during the term of the agreement options to purchase 25,000 shares of our common stock.  The Sheffield option and the Duff option are exercisable for a period of five years from the date of grant.  The Sheffield option and Duff option were not registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder, and pursuant to Rule 903 and Rule 904 of regulation S.  We relied on certain representations and warranties of Sheffield and Dr. Duff, including among other things, their ability to evaluate the merits and risks of an investment in our securities, their status as “accredited investors” (as that term is defined in Rule 501 (a) of Regulation D), that their residence, domicile and/or principal corporate office is Sheffield, England and the securities were acquired solely for their own account for investment and not with a view to distribution.

Item 6.  Selected Financial Data

The following table sets forth financial data with respect to Interleukin as of and for each of the five years ended December 31, 2002. The selected financial data as of and for each of the five years ended December 31, 2002 have been derived from our financial statements.  The financial statements and the related reports as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Revenue	$289,908	$202,942	$256,387	$477,497	$412,942
Cost of Revenue	484	48,674	183,833	201,182	216,284
Gross Profit	289,424	154,268	72,554	276,315	196,658
Operating Expenses:
Research and development	3,082,484	2,686,621	2,167,409	3,570,845	2,799,220
Selling, general and administrative	2,333,314	2,244,274	3,093,379	2,904,210	7,200,444
Total operating expenses	5,415,798	4,930,895	5,260,788	6,475,055	9,999,664
Loss from operations	(5,126,374)	(4,776,627)	(5,188,234)	(6,198,740)	(9,803,006)
Other income (expense):
Interest income	26,784	263,435	280,298	107,446	379,054
Interest expense	(71,894)	(9,818)	(22,514)	(59,189)	(94,597)
Amortization of Note Discount	(150,082)	—	—	—	—
Other income (expense)	15,447	304	(48,377)	11,880	10,274
Net loss	$(5,306,119)	$(4,522,706)	$(4,978,827)	$(6,138,603)	$(9,508,275)
Beneficial conversion attributable to preferred stock	—	—	—	(5,000,000)	—
Net loss applicable to common stock	$(5,306,119)	$(4,522,706)	$(4,978,827)	$(11,138,603)	$(9,508,275)
Basic and diluted net loss per common share	$(0.24)	$(0.21)	$(0.27)	$(1.15)	$(1.72)
Weighted average common shares outstanding	21,713,432	21,049,437	18,315,320	9,720,621	5,540,895

	As of December 31,
	2002	2001	2000	1999	1998
Selected Balance Sheet Data:
Cash, cash equivalents and marketable securities	$733,848	$3,922,736	$5,390,601	$2,656,116	$2,432,271
Working capital	(279,029)	3,270,667	4,457,828	1,967,943	1,462,748
Total assets	1,249,779	4,393,126	5,694,511	3,176,159	3,672,890
Long term debt and capital lease obligations, less current portion	1,518,322	11,091	46,989	99,246	604,507
Stockholders’ (deficit) equity	(1,384,560)	3,550,548	4,493,805	2,153,178	1,846,348

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our first genetic test, PST®, a test predictive of risk for periodontal disease, is currently marketed in the United States and Europe. Other products under development include tests predictive of risk for osteoporosis, coronary artery disease and a test to determine the best drug treatment for advanced cases of rheumatoid arthritis.

During 2000, we changed our strategy for marketing and distributing PST. We no longer market, distribute or process the PST tests ourselves. We now use third party marketers and distributors from whom we earn royalties. We believe that while this has reduced revenues in the short-term it has also improved margins and reduced operating costs.  In December 2000, we entered into an exclusive seven-year license agreement with Hain Diagnostika/ADS GmbH (“Hain”) for the marketing, distribution and processing of PST in all countries outside of North America and Japan. Hain has extensive experience in commercializing genetic tests on its DNA-STRIP Technology Platform in several fields as well as a specific commitment to marketing products directly to dentists. Hain’s central facility offers excellent turnaround times, high quality laboratory operations and a sales and technical staff to support clinical users.  We can terminate this agreement if certain minimum sales levels are not met.  Since December 2001, Kimball has been our sole marketing partner within the United States.  We believe that through our partners we have adequate coverage in the sales, distribution and processing of PST.  Revenue for PST sales has been $24,000, $186,000 and $237,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

We have followed a strategy of working with strategic partners at the fundamental discovery stage. This strategy has given us access to discoveries while reducing up-front research expenses. Since 1994, we have had a strategic alliance with the Department of Molecular and Genetic Medicine at the University of Sheffield (“Sheffield”) in the United Kingdom. Under this alliance, Sheffield has provided us with the fundamental discovery and genetic analysis from their research laboratories, and we have focused on product development, including clinical trials, and the commercialization of these discoveries. We issued 475,000 shares of common stock to Sheffield and its investigators, which was valued at $1,128,125 and was charged to research and development expense in the third quarter of 1999. In addition, we are required to issue Sheffield and its investigators 50,000 options to purchase common stock each June 30th during the period of time the arrangement is in place, and 10,000 additional options to purchase common stock each June 30th for each patent that is approved during the previous twelve months.

On March 5, 2003, we entered into a broad strategic alliance with several affiliates of the Alticor family of companies to develop and market novel nutritional and skin care products.  The alliance will utilize Interleukin Genetics’ intellectual property and expertise in genomics to develop personalized consumer products.

The alliance includes an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations.  The financial elements of this alliance are described in greater detail below in the section titled:  “Liquidity and Capital Resources.”

We believe this alliance will open our research and development products to our partner’s proven distribution channel.  We believe that the benefits derived from nutritional supplements that are being developed by this partner, will be greatly enhanced by applying our deeper understanding of the underlying human genetics.   Further, we believe that the future of personalized nutritional supplementation and skin care will be based on an individual’s genetic makeup.  This alliance will focus on developing genetic tests to determine a genetic profile of an individual, nutritional supplements and skin care products that will benefit individuals of that genetic profile.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in this report.  We believe our most critical accounting policies are in the areas of revenue recognition, cost estimations of certain ongoing research contracts, the expensing of employee stock options, and the expensing of all patent related costs as incurred.

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

Cost estimates:

Much of our research and development is done on contract by outside parties.  It is not unusual that at the end of an accounting period we need to estimate both the total cost of these projects and the percent of that project which was completed as of the accounting date.  We then need to adjust those estimates when actual final costs are known.  To date, these adjustments have not been material to our financial statements, and we believe that the estimates that we made as of December 31, 2002 are reflective of the actual expenses incurred as of that date.  However, the possibility exists that certain research projects might cost more than we have estimated and that these higher costs will be reflected in future periods.

Patent expenses:

Patent costs are expensed as incurred due to the possibility that we will never be able to derive any benefits from our patents.  As noted in the section titled Intellectual Property on page 10 of this report we have exclusive rights in twelve issued U.S. patents, we have received notices of allowance on three U.S. patent applications and have thirteen additional pending U.S. patents applications.  We have also been granted a number of corresponding foreign patents and we have a number of foreign counterparts of our U.S. patents and patent applications pending.  Since inception we have expensed approximately $2.3 million in the effort to obtain patent protection for our intellectual property including $370,000 during the year ended December 2002.  Due to the alliance with Alticor Inc. that was announced subsequent to year-end, on March 5, 2003, we expect to begin to capitalize certain patent costs as the prospect of deriving benefits from some of these patents becomes more certain.

Stock-Based Compensation

Stock options issued to employees under our stock option and stock purchase plans are accounted for under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees.  All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees.

Had compensation cost for employee stock awards been determined consistent with SFAS 123, our net loss applicable to common stock and net loss per share would have been as follows:

	Years Ended December 31,
	2002	2001	2000
Net loss applicable to common stock
As reported	$(5,311,118)	$(4,522,706)	$(4,978,827)
Stock compensation expense	410,235	1,733,142	1,600,821
Pro forma	$(5,721,353)	$(6,255,848)	$(6,579,648)
Basic and diluted net loss per share
As reported	$(0.24)	$(0.21)	$(0.27)
Pro forma	$(0.26)	$(0.30)	(0.36)

Results of Operations

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

Revenue for the year ended December 31, 2002 was $289,908 as compared to $202,942 for the year ended December 31, 2001, representing an increase of $86,966 or 43%.  The totals for 2002 include the receipt of a  $250,000 option fee from Pyxis Innovations Inc..  Excluding this one-time fee, revenue declined $163,304 or 80%.  In the year ended December 31, 2002, we recorded revenue based on 1,400 PST tests processed compared to 4,012 PST tests processed during the year ended December 31, 2001.  Gross profit margin in 2002 was approximately 99% compared to 76% for the year earlier period.

The decrease in test revenue was the result of (i) the inclusion in last year’s revenue totals of $101,520 for the processing of 1,128 tests in association with a single clinical trial that was conducted by Washington Delta Dental, (ii) a decrease in the number of PST tests processed, exclusive of the clinical trial mentioned above, and (iii) the replacement of our prior PST distributor, Straumann Company, with our current distributor, Kimball Genetics, as our primary distributor within the United States. We receive less revenue per test from Kimball than we had from Straumann but we do not need to pay a processing fee back to them. This change in distributors has reduced our revenue but improved our gross margin percentage.

For the year ended December 31, 2002, we had research and development expenses of $3,082,484 compared with $2,686,621 for the same period in 2001, representing an increase of $395,863 or 15%.  The increase was primarily the result of increases in personnel costs associated with an increased number of ongoing clinical projects and with staffing of our new research laboratory and the cost of supplying the laboratory.

We are currently conducting several research and clinical projects both in-house and through collaborative partners. The most significant projects are the following:

CARDIOVASCULAR DISEASE: We are working with Kaiser Permanente’s Center for Health Research to investigate the value of testing for genetic differences among diabetic patients to further stratify them based upon their relative risk of developing cardiovascular disease. It is hoped that this program will enable us to develop new diagnostic tools for assessing diabetic patients’ genetic risk for heart disease. We have completed one study with Kaiser and anticipate a new study during 2003.  We expect to have a test predictive of cardiovascular disease on the market by the beginning of 2005.

RHEUMATOID ARTHRITIS: In collaboration with United Health Group, we are conducting a study to determine whether analysis of genotype will be useful to predict responses to anti-cytokine therapy for individuals with rheumatoid arthritis. Different anti-cytokine therapies act very differently on a patient’s biology. Two of the three anti-cytokine therapies used to treat rheumatoid arthritis are anti TNFa drugs; the other acts upon the IL-1 gene. We believe that depending upon the specific genetics of individual patients, we might be able to predict which class of drugs would be most effective.

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

ALZHEIMER’S DISEASE: We are working with the University of Arkansas for Medical Sciences to study the genetic causes of inflammation in relation to Alzheimer’s Disease. This study will focus on how IL-1 genetic variations alter inflammation in the brain leading to Alzheimer’s Disease. This information, together with other genetic data, might be used to develop new drug targets and help in the development of therapeutics for individuals with genetic differences in their inflammatory mechanisms.

SHEFFIELD STUDIES: We are funding research at the University of Sheffield in support of several research projects including the following: A study to determine the haplotypes, or sets of genetic variations that are inherited together, that exist within the IL-1gene cluster; A study to discover novel drug targets for inflammatory diseases by discovering genes involved in the responses of cells after they have been activated by IL-1; the development of a system that measures the net IL-1 biologic activity of blood or any tissue fluid and the discovery of the genetic variations that control patient to patient differences in inflammatory mechanisms. We believe that the completion of these studies will greatly enhance our understanding of the IL-1 gene cluster and the relationship of this gene cluster to inflammatory responses and disease risk.

FUNCTIONAL GENETICS RESEARCH: We are currently conducting the following studies at our research center in Waltham, Massachusetts:

•                 Produce screening assays for nutrition or skin care products to be used to determine if genetic variations can predict the effectiveness of these products.

•                 Identify biomarkers that can be used in conjunction with nutrition or skin care products to monitor effectiveness of these products.

•                 Identify functional SNPs: A project to determine which of the SNPs, within the IL-1 gene cluster, leads to an alteration in the expression of the IL-1 genes.

•                 Create IL-1 genotype and haplotype specific cell models that can be used for studying drug responses. It is hoped that these models will be critical to the analyses of drug or nutriceutical product response for use in future partnerships and collaborative projects in support of the development of new drugs or nutriceuticals.

•                 Investigate IL-1 genotype and haplotype influences on the expression of inflammatory response genes derived from normal and disease tissues.

We expect total research and development costs, including clinical costs, to be between approximately $1 and $2 million for the calendar year 2003. Actual costs may vary from this estimate as a result of our ability to raise additional new capital, changes in technology, the success of current and future research projects, the success or failure of our current or future strategic alliances and collaborations and the identification of new business opportunities.

We have not made an attempt to finalize an estimate of our research and development expenses beyond 2003 due to the factors listed above.

Selling, general and administrative expenses were $2,333,314 during the year ended December 31, 2002 compared to $2,244,274 during the same period last year, an increase of $89,040 or 4%.  Increases in legal expenses, rent and expenses related to our business development effort were partially offset by decreases in travel, consulting and reductions in administrative, sales and marketing expense related to the sale and distribution of PST.

Interest income during 2002 was $26,784 compared to $263,435 during 2001, a decrease of $236,651 or 90%.  This decrease was primarily due to the lower cash balances we held during 2002 and a decrease in interest rates.  Interest expense of $71,894 was incurred during the year ended December 31, 2002, compared to $9,818 during 2001.  This increase was due to interest expense on the various interim financing arrangements we made during 2002.  We had expense of $150,082 for the amortization of a discount on a note payable incurred during 2002.

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

Revenue for the year ended December 31, 2001 was $202,942 as compared to $256,387 for the year ended December 31, 2000, representing a decrease of $53,445 or 21%.  In the year ended December 31, 2001, we recorded revenue based on 4,012 PST tests processed compared to 1,209 PST tests processed during the year ended December 31, 2000.  Gross profit margin in 2001 was 76% compared to 28% for the year earlier period.

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

For the year ended December 31, 2001, we had research and development expenses of $2,686,621 compared with $2,167,409 for the same period in 2000, representing an increase of $519,212 or 24%.  The increase was due to increases in personnel costs and increases in the cost of outside research projects.  The 2001 expense included approximately $597,000 for outside research projects.

These projects related to DNA sequencing and an investigation of the genetic control of inflammatory responses.  The total compares to approximately $354,000 for outside research projects during the same period of 2000.

During 2001, we completed a research project with Genome Therapeutics, Inc. to provide us with DNA sequencing information, including identifying SNP (Single Nucleotide Polymorphism) variations in the region of the IL-1 genes.  The program focused on those key genes in this very specific chromosomal region that we and others have shown to be associated with risk for inflammatory diseases, including Alzheimer’s disease, asthma, cardiovascular disease, diabetes, gastric cancer and osteoporosis.

We completed in 2002 a research project with Genome Therapeutics to provide DNA sequencing information within the TNFa (Tumor Necrosis Factor alpha) gene.  We believe that the understanding of variations within this gene group will further our understanding of how a small area of genetic code, which primarily relates to diseases of inflammation, affects individual risk of specific common diseases.

We are also funding research at the University of Sheffield in support of several research projects including the following:  A study to determine the haplotypes, or sets of genetic variations that are inherited together, that exist within the IL-1 gene cluster; A study to discover novel drug targets for inflammatory diseases by discovering genes involved in the responses of cells after they have been activated by IL-1; the development of a system that measures the net IL-1 biologic activity of blood or any tissue fluid and the discovery of the genetic variations that control patient to patient differences in inflammatory mechanisms.  We believe that the completion of these studies will greatly enhance our understanding of the IL-1 gene cluster and the relationship of this gene cluster to inflammatory responses and disease risk.  During 2001, we funded $244,000 for research completed at Sheffield, including related payments to collaborators at Sheffield, compared to $273,000 in 2000.

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

Liquidity and Capital Resources

As of December 31, 2002, we had cash and cash equivalents of $733,848. Cash and cash equivalents generated interest income of $26,784 for the year ended December 31, 2002.  Net cash used in operating activities was $5,020,982 during the year ended December 31, 2002 as compared to $4,545,967 used during 2001. Cash was used primarily to fund operating losses.

Investing activities used cash of $160,863 in 2002 and provided cash of $2,736,973 in 2001. During 2002 cash was used to purchase fixed assets, primarily for use in our new research laboratory.  During the year ended December 31, 2001, cash was provided from the maturity of marketable securities.

Financing activities provided cash of $1,992,957 for the year ended December 31, 2002 and $3,340,169 for the year ended December 31, 2001. During 2002, we received $2,025,000 from the issuance of term promissory notes.  These notes are discussed below.  During 2001, we received $2,911,267 in net proceeds from the issuance of common stock and warrants, net of expenses and $476,199 from the exercise of warrants and employee stock options.  We made capital lease payments of $40,650 in 2002 and $54,342 in 2001.

We currently do not have any commitments for material capital expenditures. Our obligations at December 31, 2002 for capital lease payments totaled $42,895, of which $18,322 is classified as long-term and $24,573 is classified as current. These capital lease obligations mature through February 2005 at various interest rates.

In a private placement on March 5, 2003, we entered into the Purchase Agreement with Pyxis, pursuant to which Pyxis purchased from us the Series A Preferred Stock for $7,000,000 in cash and an additional $2,000,000 in cash to be paid, if at all, upon our reaching a milestone pursuant to the terms of Purchase Agreement.  The offering was made to Pyxis by way of a private placement exempt from registration under the Securities Act.  We have been advised by Pyxis that the source of the cash paid and to be paid was and will be capital contributions from its sole stockholder, Alticor Inc.

The Series A Preferred Stock issued in the private placement is initially convertible into 28,157,683 shares of our common stock reflecting a conversion price of $.2486 per share (or $.3196 per share if the milestone payment is received), subject to weighted average antidilution adjustments.  Assuming the conversion of all shares of Series A Preferred Stock, such shares represent 54.91% of the outstanding shares of our common stock.

Concurrent with the closing of the Purchase Agreement, we entered into a Research Agreement with an affiliate of Pyxis, governing the terms of developing and validating nutrigenomic and dermagenomic tests and products.  Pursuant to the Research Agreement, Pyxis is required to provide us with $5,000,000 over the next twenty-four months, to conduct certain research projects.  We will also receive a royalty payment based upon sales of any resulting products.  We also entered into a License Agreement with another affiliate of Pyxis, granting an exclusive, world-wide license of all of our current and future intellectual property, limited to the field of nutrigenomics and dermagenomics in exchange for royalty payments based upon the sales of these products.

On October 23, 2002, November 15, 2002, December 16, 2002, and January 29, 2003, we received four separate $500,000 promissory notes pursuant to an interim financing agreement with Pyxis.  Pursuant to the terms of the Purchase Agreement noted above, the maturity of these notes has been extended to December 31, 2007 and they are convertible at the option of Pyxis into shares of our common stock at a conversion price of two times the then applicable conversion price of the Series A Preferred Stock.  As of March 5, 2003, outstanding principal and interest under these notes would be convertible into 4,075,811 shares of common stock.  The interest rate has been changed to a rate equal to one percent above the prime rate and is payable on a quarterly basis in cash.  These notes are secured by all of our intellectual property except intellectual property relating to periodontal disease and sepsis.

On October 22, 2002, as a condition for the interim financing with Pyxis noted above, we entered into separate agreements with the purchasers in the December 2000 and January 2001 private placements, described below, to temporarily waive certain provisions of these private placement agreements. Specifically, the purchasers temporarily waived their right, through March 31, 2003, to receive cash payments of up to $100,000 per month when our common stock was delisted from the Nasdaq SmallCap Market on December 10, 2002.  The purchasers also waived, through March 31, 2003, their right to receive additional shares of our common stock for no additional consideration if we issue shares of our common stock at a price below $2.50 per share (for the purchaser in the December 2000 private placement this waiver is permanent, since its rights expired on February 9, 2003). Under these agreements the purchasers have also agreed to cancel warrants to purchase an aggregate of 864,407 shares of common stock. In exchange, we are required to issue an aggregate of 1,676,258 shares of our common stock to the purchasers for no additional cash consideration. These temporary waivers became permanent when we received an equity investment from Pyxis on March 5, 2003.

On August 9, 2002, we received approximately $475,000, net proceeds, from the sale of term promissory notes with an aggregate original principal amount of $525,000. These notes mature in one year and pay interest at a rate of 15%.  The principal and all interest, a total of $603,750, are to be paid upon maturity. We can prepay the principal and accrued interest without penalty. Pyxis has agreed,  prior to the maturity of these promissory notes, to advance us the cash required to repay the principal and interest due.  At that time we will issue to Pyxis a promissory note with the same terms as the convertible promissory notes discussed above.  The promissory notes purchasers received warrants to purchase one share of stock for a purchase price of $2.50 for every dollar invested in the promissory notes. In total warrants to purchase 525,000 shares of stock were issued. These warrants expire in ten years.

We anticipate that our existing cash and cash equivalents, together with anticipated revenue, will be sufficient to conduct operations as planned into early 2005. Our future capital requirements are anticipated to be substantial, and we do not have commitments for additional capital at this time. Such capital requirements are expected to arise from the commercial launch of additional genetic tests, continued research and development efforts, the protection of our intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses.  There is no assurance that we will be able to raise additional capital on terms acceptable to us, or at all.  If additional amounts cannot be raised and we are unable to substantially increase our revenue or reduce our expenses, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other alternatives up to and including protection under the United States Bankruptcy laws.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

As of December 31, 2002, the only financial instruments we carried were cash and cash equivalents. We believe the market risk arising from holding these financial instruments is not material.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Financial Statements, together with the Reports of the Independent Public Accountants, are included herein by reference, see the “Index to Financial Statements” on page F-1 of this report.

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure

On June 28, 2002, Interleukin , upon the approval of our Audit Committee and our Board of Directors, dismissed Arthur Andersen LLP (“Arthur Andersen”) as our independent public accountants.  Arthur Andersen’s report on our consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern qualification with respect to their audit report on our financial statements for the fiscal year ended December 31, 2001.

In connection with its audits for our fiscal years ended December 31, 2001 and 2000, its review of our financial statements for the quarter ending March 31, 2002 and through July 3, 2002, there were no disagreements between Interleukin and Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with Arthur Andersen’s report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K through the date of this report.

On July 3, 2002 we filed a report on Form 8-K to disclose the dismissal of Arthur Andersen LLP as independent public accountants.  On August 5, 2002 we filed a report on Form 8-K to disclose the engagement of Grant Thornton LLP as our independent public accountants for the year ending December 31, 2002.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

MANAGEMENT

We have entered into a Stock Purchase Agreement with Pyxis Innovations, Inc., pursuant to which we agreed to reduce the number of directors on our Board of Directors from six to five and granted Pyxis, as the sole holder of Series A Preferred Stock, the right to appoint four out of five members of our Board of Directors.  Bert Crandell, George D. Calvert, Beto Guajardo and Thomas R. Curran, Jr., the Series A Directors, have been elected to our Board of Directors by the holder of our Series A Preferred Stock.  Philip Reilly, our Chief Executive Officer, continues to serve as a Director.

The following information relates to our executive officers and the members of our Board of Directors:

DIRECTORS/OFFICERS	AGE	POSITION
Philip R. Reilly	55	Director, Chairman of the Board and Chief Executive Officer
Bert Crandell	50	Director
George D. Calvert	39	Director
Beto Guajardo	35	Director
Thomas R. Curran, Jr.	44	Director
Kenneth S. Kornman	55	President and Chief Scientific Officer
Fenel M. Eloi	44	Chief Operating Officer and Chief Financial Officer
Paul (Kip) Martha	49	Chief Medical and Regulatory Officer

Our Board of Directors is divided into three classes, Class I, Class II and Class III. Philip R. Reilly, a Class I director, has been elected to serve until our 2004 Annual Meeting of Stockholders or until his successor is elected and qualified. The Series A Directors will not be apportioned among classes. Each of the four Series A Directors is nominated and elected by Pyxis, as the sole holder of shares of our Series A Preferred Stock. Our officers serve at the discretion of the Board of Directors.

BUSINESS EXPERIENCE

PHILIP R. REILLY, M.D., J.D., became our Chief Executive Officer in December 1999. In June 1999, Dr. Reilly had accepted the positions as our Chairman of the Board of Directors and Interim Chief Executive Officer.  He became a Director in 1998. Prior to joining us as Chief Executive Officer, Dr. Reilly held the position of Executive Director of the Eunice Kennedy Shriver Center for Mental Retardation, Inc., a not-for-profit organization located in Massachusetts, a position he had held since 1990. Dr. Reilly has held numerous teaching positions, including Assistant Professor of Neurology at Harvard Medical School and Adjunct Professor of both Legal Studies and Biology at Brandeis University. He served as President of the American Society of Law, Medicine, and Ethics in 2000 and is serving a second term in 2003. From 1994-1997, he was on the Board of Directors of the American Society of Human Genetics. He is a current member of the American College of Medical Genetics, Massachusetts Bar Association, and American Association for the Advancement of Science. Dr. Reilly has served on many national committees chartered to explore public policy issues raised by advances in genetics. He is the author of four books and has published more than 100 articles in scholarly journals. Dr. Reilly holds a BA from Cornell University, a J.D. from Columbia University and an M.D. from Yale University.

KENNETH S. KORNMAN, D.D.S., PH.D. is a co-founder and officer of Interleukin and currently holds the positions of President and Chief Scientific Officer. Dr. Kornman resigned as a director effective March 21, 2003 in connection with our transactions with Pyxis. Prior to founding Interleukin in 1986, he was a Department Chair and Professor at The University of Texas Health Science Center at San Antonio. He has also been a consultant and scientific researcher for many major oral care and pharmaceutical companies. Dr. Kornman currently holds academic appointments at The University of Texas Health Science Center and Harvard University. Dr. Kornman holds six patents in the pharmaceutical area, has published three books and more than 100 articles and abstracts and has lectured and consulted worldwide on the transfer of technology to clinical practice. Dr. Kornman holds a BA in Economics from Duke University. He obtained a D.D.S. from Emory University. Dr. Kornman also holds an MS (Periodontics) and a Ph.D. (Microbiology-Immunology) from the University of Michigan.

FENEL M. ELOI is currently our Chief Operating Officer and Chief Financial Officer, positions he has held since June of 2000. Prior to joining us, Mr. Eloi was Senior Vice President and Chief Financial Officer for LifeCell Corporation since 1999. Before joining LifeCell, he was employed at Genome Therapeutics Corporation, where he served as Senior Vice President and Chief Financial Officer from 1991 to 1999, and Corporate Controller from 1989 to 1991. From 1984 to 1989, Mr. Eloi held the position of Business Unit Financial Manager at GTE/Verizon Corporation. He also held various positions at Haemonetics Corporation and Simplex Corporation. Mr. Eloi has an MBA from Anna Maria College in Paxton, Massachusetts, as well as a BA from Lee University in Cleveland, Tennessee.

PAUL (KIP) M. MARTHA, JR., M.D., joined us in November 2000 and currently serves as our Chief Medical and Regulatory Officer. Prior to joining us, Dr. Martha served as Vice President in the Department of Clinical R&D at PRAECIS Pharmaceuticals, Inc., a position he held for almost three years. From 1993-1998, he held various senior-level positions at Genentech, Inc., including Director of Endocrinology, one of the company’s four therapeutic focus areas. Prior to joining Genentech, Dr. Martha served on the medical school faculties of the Tufts University School of Medicine, and the University of Virginia Health Sciences Center. The author or co-author of over 100 published articles, book chapters and abstracts in the medical literature, Dr. Martha has also delivered invited presentations and lectures at numerous medical schools, hospitals, and scientific meetings throughout the United States and Europe. He received his M.D. from the University of Connecticut School of Medicine and his BS from Trinity College.

BERT CRANDELL is the Vice President and Chief Marketing Officer of Alticor Inc., a company engaged in the principal business, through its affiliates, of offering products, business opportunities, and manufacturing and logistics services in more than 80 countries and territories worldwide, and which is the parent of Pyxis Innovations Inc. He has held this position for the past five years. He also holds the titles of Vice President/Chief Marketing Officer of Alticor Holdings Inc., a holding company, and Vice President of Pyxis Innovations Inc. and Access Business Group LLC, a manufacturing and distribution company and wholly owned subsidiary of Alticor Inc. Mr. Crandell has held various marketing and product development related positions in Alticor Inc. which included Vice President — Corporate Marketing, Vice President — Regional Sales Development, Director — Amway Canada Ltd., Director of Marketing at Tokyo based Amway Japan Ltd, and Senior Manager of Engineering Research and Development. Mr. Crandell holds a Bachelor of Science degree from Michigan State University. He joined the Board of Directors as a Series A Director in connection with our transactions with Pyxis effective March 24, 2003.

GEORGE D. CALVERT is the Vice President, Research & Development/Quality Assurance of Access Business Group LLC, a manufacturing and distribution company and wholly owned subsidiary of Alticor Inc. He has held this position for the past five years. Dr. Calvert has previously held the positions of Director Quality Assurance/Analytical Services with Access Business Group LLC, and Senior Manager Home Tech Research & Development with Amway Corporation. Dr. Calvert earned a Ph.D. in Analytical Chemistry from the University of South Carolina and a Bachelor of Science degree in Chemistry from the College of William and Mary. He joined the Board of Directors as a Series A Director in connection with our transactions with Pyxis effective March 24, 2003.

BETO GUAJARDO is the Vice President of Strategic Planning and Mergers & Acquisitions of Alticor Inc., a company engaged in the principal business, through its affiliates, of offering products, business opportunities, and manufacturing and logistics services in more than 80 countries and territories worldwide, and which is the parent of Pyxis Innovations Inc. Prior to joining Alticor Inc. in October 2000, Mr. Guajardo held the position of Senior Manager at Deloitte Consulting, a professional services company. Mr. Guajardo earned an MBA in Management Strategy and Finance degree from Northwestern University J.L. Kellogg Graduate School of Management and a Bachelor of Science in Business Administration and Marketing from the University of Illinois. He joined the Board of Directors as a Series A Director in connection with our transactions with Pyxis effective March 24, 2003.

THOMAS R. CURRAN, JR. is the Associate General Counsel/Corporate Development and Commercial Transactions of Alticor Inc., a company engaged in the principal business, through its affiliates, of offering products, business opportunities, and manufacturing and logistics services in more than 80 countries and territories worldwide, and which is the parent of Pyxis Innovations Inc. He has held this position for the past five years. He also holds the position of Chief Legal Officer for Access Business Group LLC, a manufacturing and distribution company and wholly owned subsidiary of Alticor Inc. Prior to joining Alticor, Mr. Curran was a partner in the law firm of Howard & Howard in Bloomfield Hills, Michigan. From 1982 to 1991, Mr. Curran worked for the Polaroid Corporation in various domestic and international financial and managerial positions. Mr. Curran holds a Bachelor of Arts from Providence College, a Master of International Management from the American Graduate School of International Management, and a Juris Doctorate from Suffolk University Law School. He joined the Board of Directors as a Series A Director in connection with our transactions with Pyxis effective March 24, 2003.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of the common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the common stock and other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION

The following table provides, for the periods shown, summary information concerning compensation paid or accrued by us to or on behalf of our Chief Executive Officer and each of other executive officers who received in excess of $100,000 in salary and bonus during fiscal year 2002 (collectively referred to as the “named executive officers”).

SUMMARY COMPENSATION TABLE

		ANNUAL COMPENSATION				LONG-TERM COMPENSATION AWARDS
NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION		SECURITIES UNDERLYING OPTIONS (#)	ALL OTHER COMPENSATION
Philip R. Reilly,	2002	$325,000	$0	$7,200	(1)	30,000	$5,934	(3)
Chief Executive Officer	2001	$325,000	$0	$7,200	(1)	150,000	$3,174	(3)
	2000	$301,250	$0	$5,400	(1)	0	$253
Kenneth S. Kornman,	2002	$276,250	$0	$22,620	(2)	30,000	$5,934	(3)
President and Chief	2001	$276,250	$0	$30,884	(4)	150,000	$3,174	(3)
Scientific Officer	2000	$273,964	$9,310	$82,132	(5)	0	$2,875
Fenel M. Eloi,	2002	$195,000	$0	$0		30,000	$780	(3)
Chief Operating Officer,	2001	$195,000	$0	$0		100,000	$780	(3)
Chief Financial Officer,	2000	$105,625	$0	$0		200,000	$107
Secretary and Treasurer
Paul (Kip) Martha,	2002	$195,000	$0	$0		30,000	$360	(3)
Chief Medical and	2001	$195,000	$0	$0		100,000	$360	(3)
Regulatory Officer	2000	$23,000	$0	$0		200,000	$30

(1) Represents an automobile allowance paid to Dr. Reilly.

(2) Represents moving expenses we paid on behalf of Dr. Kornman in the amount of $15,420 and an automobile allowance in the amount of $7,200 paid by us.

(3) Represents life insurance premiums paid for by us.

(4) Represents moving expenses we paid on behalf of Dr. Kornman in the amount of $23,684 and an automobile allowance in the amount of $7,200 paid by us.

(5) Represents moving expenses we paid on behalf of Dr. Kornman in the amount of $74,932 and an automobile allowance in the amount of $7,200 paid by us.

STOCK OPTION GRANTS IN FISCAL 2002

The following table provides information regarding stock options granted to the named executive officers during fiscal year 2002.

NAME	INDIVIDUAL GRANTS		EXERCISE OR BASE PRICE ($/SH)	EXPIRATION DATE	POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL RATES OF STOCK PRICE APPRECIATION OPTION TERMS(2)
	NUMBER OF SECURITIES UNDERLYING OPTIONS GRANTED(1)	% OF TOTAL OPTIONS GRANTED TO EMPLOYEES IN FISCAL 2002			5%	10%
Philip R. Reilly	30,000	8.9%	$0.91	3/17/12	$17,169	$43,509
Kenneth S. Kornman	30,000	8.9%	$0.91	3/17/12	$17,169	$43,509
Fenel M. Eloi	30,000	8.9%	$0.91	3/17/12	$17,169	$43,509
Paul (Kip) Martha	30,000	8.9%	$0.91	3/17/12	$17,169	$43,509

(1) The options were granted pursuant to our 2000 Employee Stock Compensation Plan. The options granted to the named executive officers are non-qualified stock options and vest fully one year from the date of grant.

(2) Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. Those gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration dates. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock, the optionee’s continued employment through the option period and the date on which the options are exercised.

AGGREGATED OPTION EXERCISES IN FISCAL 2002 AND FISCAL YEAR-END OPTION VALUES

The following table provides information regarding the exercises of stock options by each of the named executive officers during fiscal year 2002 and the number and value of options held at fiscal year end. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2002 and the values of  “in-the-money” options, which values represent the positive spread between the exercise price of any such option and the fiscal year-end value of the common stock.

	SHARES ACQUIRED UPON OPTION	VALUE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS AT FY-END		VALUE OF UNEXERCISED IN-THE-MONEY-OPTIONS AT FY-END(1)
NAME	EXERCISE	REALIZED($)	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Philip R. Reilly	-0-	-0-	748,218	164,782	$2,170	-0-
Kenneth S. Kornman	-0-	-0-	144,031	130,000	-0-	-0-
Fenel M. Eloi	-0-	-0-	138,335	191,665	-0-	-0-
Paul (Kip) Martha	-0-	-0-	128,335	201,665	-0-	-0-

(1) Represents the product of (a) the number of shares underlying options granted multiplied by (b) the difference between (i) the closing price of our common stock on the OTC Bulletin Board on December 31, 2002 ($0.51), and (ii) the exercise price of the options.

COMPENSATION OF DIRECTORS

We do not currently pay compensation to members of the Board for attendance at Board or committee meetings. During 2002 and up to March 5, 2003, we paid non-employee Directors $500 in cash compensation for each meeting of the Board of Directors attended in person and 25,000 fully vested stock options each year.

EMPLOYMENT AGREEMENTS AND CHANGE-OF-CONTROL ARRANGEMENTS

In connection with the private placement of our Series A Preferred Stock, we agreed to amend the existing employment agreements described below with our named executive officers. Effective as of March 5, 2003 (the date of the closing of the Purchase Agreement), the terms of our employment agreements with each of Philip R. Reilly, our Chief Executive Officer, Kenneth S. Kornman, our President and Chief Scientific Officer, and Paul Martha, M.D., our Chief Medical and Regulatory Officer, were each extended until March 5, 2006, and the term of our employment agreement with Fenel Eloi, our Chief Financial Officer and Chief Operating Officer, was extended until March 5, 2004. The employment agreements were also amended to provide that each of these individuals will be entitled to receive: (i) a retention bonus of $25,000 if he is still employed by us six months after the closing of the Purchase Agreement and an additional $25,000 if he is still employed by us twelve months after the closing; (ii) the severance benefits set forth in his original agreement upon expiration of the term of the agreement; and (iii) an extension of the period in which he may exercise his stock options if his employment is terminated for good reason or without cause (as defined in the agreement) to two years following such termination. In addition, Dr. Reilly’s and Dr. Martha’s agreements were amended to make their severance benefits consistent with the other executive employment agreements described below; Dr. Reilly’s agreement was amended to include the same non-competition provisions contained in the agreements described below; and Mr. Eloi’s agreement was amended to provide that all of his unvested stock options will vest on the involuntary termination of his employment if the termination is at the end of the term of his employment agreement.

In December 1999, we entered into an employment agreement with Kenneth S. Kornman which provides for a three-year initial term, subsequently extended until March 31, 2003. This employment agreement is subject to early termination by Dr. Kornman upon one month prior written notice and by us for cause. The employment agreement provides for a minimum base salary of $276,250 per year. The agreement also provides that if he is terminated without cause, he shall have the right to receive severance benefits in the amount of his then current base salary and health insurance benefits for twelve months following the date of termination. In addition, the agreement provides that he will be prohibited, for a period of twelve months following the date of termination of the employment agreement, from accepting employment, or otherwise becoming involved, in any manner, with one of our direct competitors, or from providing services to any person or entity that might conflict with our interests or the interests of our customers or clients.

In April 2000, we entered into an employment agreement with Philip R. Reilly which provides for a minimum annual base salary of $325,000 and an award of options to purchase 500,000 shares of common stock at a per share exercise price of $2.875 (awarded in fiscal 1999). These options vest over a period of 36 months in equal increments commencing December 1, 1999, unless Dr. Reilly’s employment is terminated prior to expiration of the 36-month period. This employment agreement is terminable by Dr. Reilly upon one month prior written notice and by us for cause. The agreement also provides that if he is terminated without cause, he shall have the right to receive severance benefits in the amount of his then current base salary and health insurance benefits until the earlier to occur of the expiration of the term of the agreement or twelve months following the date of termination. Finally, the agreement provides that all of Dr. Reilly’s outstanding options will immediately vest upon a change of control of Interleukin, where “change of control” is defined in the agreement as “a purchase of the majority of the outstanding common stock of Interleukin by an outside entity not organized solely for the purposes of investment.” Under this definition, the issuance of the Series A Preferred Stock did not constitute a change of control of Interleukin.

In June 2000, we entered into an employment agreement with Fenel M. Eloi which provides for a minimum annual base salary of $195,000 and an award of options to purchase an aggregate of 200,000 shares of Common Stock as follows: 105,828 shares at a per share exercise price of $3.75 and 94,172 shares at a per share exercise price of $4.72. These options vest over a period of 48 months unless Mr. Eloi’s employment is terminated prior to the end of the 48-month period. This employment agreement is terminable by Mr. Eloi upon one month prior written notice and by us for cause. The agreement also provides that if he is terminated without cause, he shall have the right to receive severance benefits in the amount of his then current base salary and health insurance benefits for twelve months following the date of termination. In addition, the agreement provides that he will be prohibited, for a period of twelve months following the date of termination of the employment agreement, from accepting employment, or otherwise becoming involved, in any manner, with one of our direct competitors, or from providing services to any person or entity that might conflict with our interests or the interests of our customers or clients. Finally, the agreement provides that all of Mr. Eloi’s outstanding options will immediately vest upon a change of control of Interleukin, where “change of control” is defined in the agreement as “a purchase of the majority of the outstanding Common Stock of the Company by an outside entity not organized solely for the purposes of investment.” Under this definition, the issuance of the Series A Preferred Stock did not constitute a change of control of Interleukin.

In November 2000, we entered into an employment agreement with Dr. Paul (Kip) Martha which provides for a minimum annual base salary of $195,000 and an award of options to purchase an aggregate of 200,000 shares of common stock as follows: 106,665 shares at per share exercise price of $3.75 and 93,335 shares at a per share exercise price of $4.63. These options vest over a period of 48 months unless Dr. Martha’s employment is terminated prior to the end of the 48-month period. This employment agreement is terminable by Dr. Martha upon one month prior written notice and by us for cause. The agreement also provides that if he is terminated without cause, he shall have the right to receive severance benefits in the amount of his then current base salary and health insurance benefits until the earlier to occur of the expiration of the term of the agreement or twelve months following the date of termination. In addition, the agreement provides that he will be prohibited, for a period of twelve months following the date of termination of the employment agreement, from accepting employment, or otherwise becoming involved, in any manner, with one of our direct competitors, or from providing services to any person or entity that might conflict with our interests or the interests of our customers or clients. Finally, the agreement provides that all of Dr. Martha’s outstanding options will immediately vest upon a change of control of Interleukin, where “change of control” is defined as set forth in our 2000 Employee Stock Compensation Plan, as further described below.

Additionally, pursuant to the form of incentive stock option agreement and non-qualified stock option agreement under our 2000 Employee Stock Compensation Plan, stock options granted under that plan to our named executive officers and other employees will immediately vest upon a “change of control” of Interleukin, as defined in the Plan as follows:

the consummation of: (x) a merger, consolidation or reorganization of the Company with or into any other person if as a result of such merger, consolidation or reorganization, 50 percent or less of the combined voting power of the then-outstanding securities of the continuing or surviving entity immediately after such merger, consolidation or reorganization are held in the aggregate by the holders of Voting Stock immediately prior to such merger, consolidation or reorganization; (y) any sale, lease, exchange or other transfer of all or substantially all the assets of the Company and its consolidated subsidiaries to any other person if as a result of such sale, lease, exchange or other transfer, 50 percent or less of the combined voting power of the then-outstanding securities of such other person immediately after such sale, lease, exchange or other transfer are held in the aggregate by the holders of Voting Stock immediately prior to such sale, lease, exchange or other transfer; or (z) the stockholders of the Company approve the dissolution of the Company. A transaction shall not constitute a Change in Control if its sole purpose is to change the state of the Company’s incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held the Company’s securities immediately before such transaction.

Under this definition, the issuance of the Series A Preferred Stock did not constitute a change of control of Interleukin.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year 2002, the Compensation Committee consisted of three members, Thomas A. Moore, Edward M. Blair, Jr. and Gary L. Crocker. None of our executive officers serve on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee. There is no family relationship between or among the directors (including the Series A Directors) and executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2003 by (i) each of our Directors; (ii) each of our named executive officers (as that term is defined in Item 402(a)(3) of Regulation S-K); (iii) each person who is known to us to be the beneficial owner of more than five percent of our common stock based on a review of filings made with the SEC on or before March 31, 2003; and (iv) our Directors and executive officers as a group.  Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.  We deem shares of common stock that may be acquired by an individual or group within 60 days of March 31, 2003 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.  Except as otherwise indicated, to our knowledge, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

	AMOUNT AND NATURE
	OF BENEFICIAL
NAME AND ADDRESS OF BENEFICIAL OWNER(1)	OWNERSHIP(2)		PERCENT(3)
Pyxis Innovations Inc.	32,215,503	(4)	58.22%
7575 Fulton Street East
Ada, MI 49355
Valor Capital Management, L.P.	1,907,584	(5)	8.25%
137 Rowayton Ave.
Rowayton, CT 06853
Stephen Garofalo	1,704,967	(6)	7.37%
6 Teal Court
New City, NY 10956
Cathy Fine	1,553,000	(7)	6.72%
131 Talmadge Hill Road
New Canaan, CT 06840
Gary L. Crocker	1,475,000	(8)	6.34%
c/o ARUP Laboratories
500 Chipeta Way
Salt Lake City, UT 84108
Kenneth S. Kornman	1,203,204	(9)	5.15%
Philip R. Reilly	1,020,000	(10)	4.25%
Fenel M. Eloi	301,668	(11)	1.29%
Paul (Kip) Martha	226,668	(12)	*
Bert Crandell	0	(13)	*
George D. Calvert	0	(14)	*
Beto Guajardo	0	(15)	*
Thomas R. Curran, Jr.	0	(16)	*
All executive officers and directors as a group (8 persons)	2,751,540	(17)	11.14%

*  Represents less than 1% of the issued and outstanding shares.

(1)    Unless otherwise indicated, the address for each person is our address at 135 Beaver Street, Waltham, MA 02452.

(2)    Beneficial ownership of our common stock is determined in accordance with the rules of the SEC and includes shares for which the stockholder has sole or shared voting or dispositive power. Shares of our common stock subject to options, warrants or other convertible securities currently exercisable or convertible, or which become exercisable or convertible within 60 days after March 31, 2003, are deemed to be beneficially owned and outstanding by the person holding the options, warrants or other convertible securities and are included for purposes of computing the percentage ownership of that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)    Percentage ownership is based on a total of 23,118,249 shares of common stock issued and outstanding on March 31, 2003.

(4)    Based solely on a Schedule 13D jointly filed on March 14, 2003 with the SEC by Pyxis Innovations, Inc., Alticor Inc. and Alticor Holdings Inc.  Consists of 5,000,000 shares of Series A Preferred Stock presently convertible into 28,157,683 shares of common stock and convertible notes with an original aggregate principal amount of $2,000,000, the principal and accrued interest of which are convertible into 4,057,820 shares of common stock within 60 days of March 31, 2003.

(5)    Based solely on a Schedule 13G filed on January 3, 2003 with the SEC by Valor Capital Management, L.P.

(6)    Based on information received by us from Mr. Garofalo and on a Schedule 13G/A filed on February 10, 2003 with the SEC by Mr. Garofalo Corp. (“First Global”). Mr. Garofalo is the controlling stockholder of First Global Technology Corp ("First Global"), which owns 815,967 of these shares. Mr. Garofalo has sole voting and dispositive power with respect to 889,000 of these shares, and Mr. Garofalo and First Global have shared voting and dispositive power with respect to all 1,704,967 shares.

(7)    Based solely on information received by us from Ms. Fine in February 2002.

(8)    Includes 100,000 shares of common stock issuable pursuant to options, and 50,000 shares of common stock issuable pursuant to warrants held by Mr. Crocker.

(9)    Includes 898,723 shares of common stock held by a limited partnership of which Dr. Kornman is a general partner. As such, Dr. Kornman may be deemed the beneficial owner of these shares. Dr. Kornman disclaims beneficial ownership of these shares. Includes 224,031 shares of common stock issuable pursuant to options held by Dr. Kornman.

(10)    Includes 67,000 shares of common stock held in trust for Dr. Reilly’s children and 863,000 shares of common stock issuable pursuant to options held by Dr. Reilly and 25,000 shares of common stock issuable pursuant to a warrant held by Dr. Reilly. Dr. Reilly disclaims beneficial ownership of the shares held in trust for his children.

(11)   Includes 241,668 shares of common stock issuable pursuant to options held by Mr. Eloi.

(12)   Consists of 216,668 shares of common stock issuable pursuant to options held by Dr. Martha.

(13)   Although appointed as a Series A director by Pyxis Innovations Inc., we have been advised that Mr. Crandell does not, directly or indirectly, have voting or investment power over the shares of stock held by Pyxis.

(14)   Although appointed as a Series A director by Pyxis Innovations Inc., we have been advised that Dr. Calvert does not, directly or indirectly, have voting or investment power over the shares of stock held by Pyxis.

(15)   Although appointed as a Series A director by Pyxis Innovations Inc., we have been advised that Mr. Guajardo does not, directly or indirectly, have voting or investment power over the shares of stock held by Pyxis.

(16)   Although appointed as a Series A director by Pyxis Innovations Inc., we have been advised that Mr. Curran does not, directly or indirectly, have voting or investment power over the shares of stock held by Pyxis.

(17)   See footnotes 9 through 16 above.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2002.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity Compensation Plans Approved by Securityholders (1)	2,125,258	$2.35	675,113
Equity Compensation Plans not Approved by Securityholders (2)	748,394	$2.15	70,000

Total	2,873,652	$2.29	745,113

1.       These plans consist of our 1996 Equity Incentive Plan and our 2000 Employee Stock Compensation Plan.  For additional information about these plans, see note 10 to our financial statements in item 8.

2.       These plans consist of the Non-Qualified Stock Option Agreements, between Interleukin and Philip R. Reilly, dated June 1, 1999 and November 30, 1999, the Research Transfer Agreement between Interleukin and the University of Sheffield, effective July 1, 1999 and the Consulting Agreement between Interleukin and Gordon Duff, effective July 1, 1999.

Summary Description of Our Non-Stockholder Approved Equity Compensation Plans

On June 1, 1999, we entered into a Non-Qualified Stock Option Agreement with Philip R. Reilly to induce him to enter a consulting services agreement dated the same day and to encourage him to become Chairman of the Board of Directors of Interleukin.  Pursuant to the Agreement, we granted Mr. Reilly the option to purchase 240,000 shares of our common stock at $.50 per share on or before the option’s expiration date of June 1, 2009.  These options vested in equal increments of 8,000 shares per month over thirty months and became fully vested on December 1, 2001.  Mr. Reilly has exercised this option with respect to 23,000 shares of common stock.  The options are non-transferable.

On November 30, 1999, we entered into an additional Non-Qualified Stock Option Agreement with Philip R. Reilly to further induce him to become Chairman of the Board of Directors of Interleukin.  Pursuant to the Agreement, we granted Mr. Reilly the option to purchase 351,394 shares of our common stock at $2.875 per share on or before the option’s expiration date of December 31, 2010.  These options vested in equal increments of 9,760 shares per month over a period of thirty-six months and became fully vested on November 30, 2002.  The options are non-transferable.

Effective on July 1, 1999, we entered into a five-year Research and Technology Transfer Agreement with the University of Sheffield.  The agreement provides for the grant of options to purchase 100,000 shares of our common stock.  Pursuant to the agreement, we are required to grant options to purchase 25,000 shares annually at the beginning of each year of the last four years of the five-year arrangement.  The options are granted with an exercise price equal to the current market price of the common stock at the time of grant, each June 30th, of the five-year arrangement.  The options are fully vested when granted and exercisable for a period of five years from each date of grant.  The agreement further provides that the University of Sheffield is to receive additional options to purchase 10,000 shares of stock at the current market price each June 30th for each patent that is filed on our behalf during the previous twelve months.  As of the date of this report options to purchase 105,000 shares have been granted under this agreement.

Concurrent with the execution of the Research and Technology Transfer Agreement with the University of Sheffield, we entered into a five-year Consulting Services Agreement with the university’s key collaborator, Gordon W. Duff.  The agreement provides for the grant of options to purchase up to a total of 100,000 shares of our common stock.  Pursuant to the agreement, we are required to grant options to purchase 25,000 shares annually at the beginning of each year of the last four years of the five-year arrangement.  The options are granted with an exercise price equal to the current market price of the common stock at the time of grant, each June 30th, of the five-year arrangement.  The options are fully vested when granted and exercisable for a period of five years from each date of grant.  As of the date of this report, 75,000 options have been granted under this agreement.

Item 13.  Certain Relationships and Related Transactions

Since January 1, 2002, we were not a party to any transaction or business relationship in which the amount involved exceeded $60,000 involving any of our officers, directors or five percent stockholders, except as described below.

Our Chief Executive Officer purchased $25,000 and several other members of our Board of Directors who have since resigned purchased an aggregate of $100,000 of notes and warrants in our August 2002 private placement.  For each $1 invested, the warrants permit the investor to purchase one share of our common stock at a price of $2.50.  The notes purchased in that offering are being refinanced and repaid in connection with the Purchase Agreement as described below.  The warrants will remain outstanding following the refinancing.

In a private placement on March 5, 2003, we entered into the Purchase Agreement with Pyxis, pursuant to which Pyxis purchased from us 5,000,000 shares of Series A Preferred Stock for $7,000,000 in cash and $2,000,000 in cash to be paid, if at all, upon our reaching a milestone pursuant to the terms of the Purchase Agreement.  The offering was made to Pyxis by way of a private placement exempt from registration under the Securities Act.  The Series A Preferred Stock issued in the private placement is initially convertible into 28,157,683 shares of our common stock reflecting a conversion price of $.2486 per share (or $.3196 per share if the milestone payment is received), subject to weighted average antidilution adjustments. Assuming the conversion of all shares of Series A Preferred Stock, such shares would represent 54.9% of the outstanding shares of our common stock.

Pursuant to the terms of the Purchase Agreement, Pyxis also agreed to refinance an aggregate of $2,525,000 principal amount of our indebtedness in the form of previously issued promissory notes that are held by Pyxis and certain individuals.  As part of this refinancing, we have issued secured convertible promissory notes in the original aggregate principal amount of $2,000,000 to Pyxis that are convertible into shares of common stock at any time at a conversion price equal to two times the conversion price of the Series A Preferred Stock in effect at that time. As of March 31, 2003, the principal and accrued interest under these convertible promissory notes was convertible into 4,057,820 shares of common stock.  In addition, Pyxis agreed to advance to us prior to August 9, 2003, cash required to repay principal and interest due under promissory notes previously issued in the original aggregate principal amount of $525,000, which accrue interest at an annual rate of 15% and are due on August 9, 2003.  Pyxis has also agreed to advance us up to $1.5 million in connection with our entering into certain strategic partnerships or research collaborations.  We will issue additional secured convertible promissory notes in connection with the refinancing and the $1.5 million advance.

Concurrent with the closing of the Purchase Agreement, we entered into a Research Agreement with an affiliate of Pyxis, governing the terms of developing and validating nutrigenomic and dermagenomic tests and products.  Under the Research Agreement, Pyxis will pay us a total of $5 million over two years.  We also entered into a License Agreement with another affiliate of Pyxis, granting an exclusive license of all of our current and future intellectual property, limited to certain uses within the field of nutrigenomics and dermagenomics.  Pursuant to the terms of the Purchase Agreement, we reduced the number of directors on our Board of Directors from six to five and granted Pyxis, as the sole holder of shares of our Series A Preferred Stock, the right to appoint four out of five members of our new Board of Directors. The election of these Series A Directors was effective on March 24, 2003.

Item 14.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedure.  Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to Interleukin, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b) Changes in Internal Controls.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      Documents Filed as Part of Report

1.      Financial Statements:

Our Consolidated Financial Statements and the related report of our independent public accountants thereon have been filed under Item 8 hereof.

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

2.1

Plan of Reorganization and Merger dated July 12, 2000 by and between Interleukin Genetics, Inc., a Texas Corporation, and Interleukin Genetics, Inc., a Delaware Corporation. (incorporated herein by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000).

3.1	Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 the Company’s Quarterly Report on Form 10-Q filed August 14, 2000).
3.2	Bylaws of the Company, as adopted on June 5, 2000 (incorporated herein by reference to Exhibit 3.2 the Company’s Quarterly Report on Form 10-Q filed August 14, 2000).
3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K on March 5, 2003).
4.1

Form of Stock Certificate representing common stock, $.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 the Company’s Quarterly Report on Form 10-Q filed August 14, 2000).

4.2	Form of Warrant Agreement (incorporated herein by reference to Exhibit 4.5 of the Company’s Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).
4.3	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).
10.1

Lease Agreement dated March 21, 1996, between the Company and Koll Center Newport Number 9 (incorporated herein by reference to Exhibit 10.14 of the Company’s Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).

10.2@	Interleukin Genetics, Inc. 1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 of the Company’s Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).
10.3@

Amendment to the Interleukin Genetics, Inc. 1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.18 of the Company’s Registration Statement No. 333 - 37441 on Form SB-2 filed October 8, 1997).

10.4@	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.19 of the Company’s Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).
10.5@	Stock Option Exercise Agreement (incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).
10.6@

Non-Qualified Stock Option Agreement dated June 1, 1999, between the Company and Philip R. Reilly (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-QSB filed August 16, 1999).

10.7+

Research and Technology Transfer Agreement dated effective July 1, 1999, between the Company and the University of Sheffield (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB filed November 15, 1999).

10.8+

Research Support Agreement dated effective July 1, 1999, between the Company and the University of Sheffield (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-QSB filed November 15, 1999).

10.9+

Consulting Agreement dated effective July 1, 1999, between the Company and Gordon Duff, PhD, FRCP (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-QSB filed November 15, 1999).

10.10@

Non-Qualified Stock Option Agreement dated November 30, 1999 between the Company and Philip R. Reilly (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement No. 333-32538 on Form S-8 filed March 15, 2000).

10.11@

Employment Agreement dated December 1, 1999 between the Company and Kenneth S. Kornman (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed April 14, 2000).

10.12@*	Employment Agreement dated April 1, 2000 between the Company and Philip R. Reilly.
10.13*	Form of Gordon W. Duff / the University of Sheffield Option Agreement.
10.14	Lease Agreement between the Company and Clematis LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB filed August 14, 2000).
10.15	First Amendment to a Commercial Lease Between the Company and Clematis LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-QSB filed August 14, 2000).
10.16@	2000 Employee Stock Compensation Plan for the Company (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-QSB filed August 14, 2000).
10.17*	Form of Non-Qualified Stock Option Agreement.
10.18@	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-QSB filed August 14, 2000).
10.19@*	Employment Agreement dated June 18, 2000 between the Company and Fenel Eloi.
10.20@	Employment Agreement dated November 20, 2000 between the Company and Paul Martha (incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed March 26, 2001).
10.21	Purchase Agreement dated December 5, 2000 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 7, 2001).
10.22	Registration Rights Agreement dated December 5, 2000 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 7, 2001).
10.23	Purchase Agreement dated January 26, 2001 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 7, 2001).
10.24	Registration Rights Agreement dated January 26, 2001 (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed March 7, 2001).
10.25	Consent, Waiver and Amendment Agreement dated January 26, 2001 (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed March 7, 2001).
10.26@*	Amendment, dated as of December 21, 2001, to Employment Agreement with Kenneth S. Kornman.
10.27	Amendment to the Lease Agreement between the Company and Clematis LLC (incorporated herein by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed March 28, 2002).
10.28

Note Purchase Agreement between the Company and Pyxis Innovations Inc. dated October 22, 2002 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 28, 2002).

Exhibit No.	Identification of Exhibit
10.29

Security Agreement between the Company and Pyxis Innovations Inc. dated October 22, 2002 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 28, 2002).

10.30	Form of Promissory Note with Pyxis Innovations Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 28, 2002).
10.31

Agreement and Waiver between the Company and Tail Wind Fund LTD dated October 22, 2002 (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 28, 2002).

10.32

Agreement and Waiver between the Company and Special Situations Fund dated October 22, 2002 (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 28, 2002).

10.33	Form of Note and Warrant Subscription Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB filed on November 7, 2002).
10.34	Form of Promissory Note (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-QSB filed on November 7, 2002).
10.35	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-QSB filed on November 7, 2002).
10.36	Registration Rights Agreement dated August 9, 2002 (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB filed on November 7, 2002).
10.37*	Amendment, dated December 6, 2002, to Employment Agreement with Kenneth S. Kornman.
10.38

Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated March 5, 2003 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2003).

10.39

Amendment No. 3 to Note Purchase Agreement between the Company and Pyxis Innovations Inc. dated March 5, 2003  (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 5, 2003).

10.40

Amendment No. 2 to the Security Agreement between the Company and Pyxis Innovations Inc., dated March 5, 2003 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 5, 2003).

10.41	Form of Amended and Restated Promissory Note (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on March 5, 2003).
10.42

Amendment No. 2 to Note Purchase Agreement between the Company and Pyxis Innovations Inc. (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on March 5, 2003).

10.43++

Research Agreement between the Company and Access Business Group dated March 5, 2003  (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on March 5, 2003).

10.44++

Exclusive License Agreement between the Company and Access Business Group dated March 5, 2003 (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on March 5, 2003).

10.45

Registration Rights Agreement between the Company and Pyxis Innovations Inc. dated March 5, 2003 (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on March 5, 2003).

10.46@	Amendment No. 1 to the Employment Agreement with Philip R. Reilly (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on March 5, 2003).
10.47@	Amendment to the Employment Agreement with Fenel Eloi (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on March 5, 2003).
10.48	Amendment to the Employment Agreement with Kenneth Kornman (incorporated herein by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on March 5, 2003).
10.49	Amendment to the Employment Agreement with Paul Martha, M.D. (incorporated herein by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on March 5, 2003).
10.50@	Form of Director’s Indemnity Agreement dated March 5, 2003 (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K/A filed on March 11, 2003).
21.1*	Subsidiaries of the Company.
23.1*	Consent of Grant Thornton LLP.
23.2*	Notice Regarding Consent of Arthur Andersen.
99.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.2*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
99.3*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*  Filed herewith.

+            The Securities and Exchange Commission previously granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

++     Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

@       Management contract or compensatory plan, contract or arrangement.

(b)     Reports on Form 8-K

On October 9, 2002, we filed a report on Form 8-K under Item 5 to announce the receipt of a Nasdaq delisting letter.

On October 28, 2002, we filed a report on Form 8-K under Item 5 to announce the signing of a Note Purchase Agreement with a major consumer products company.

On November 7, we filed a report on Form 8-K under Items 7 and 9 to file a certification of our Form 10-Q for the quarter ended September 22, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On December 10, 2002, we filed a report on Form 8-K under Item 5 to announce that our common stock would be delisted from the Nasdaq Stock Market effective that date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLEUKIN GENETICS, INC.

	By:	/s/	Fenel M. Eloi
Fenel M. Eloi
Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer

Date: April 15, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures		Title	Date Signed

/s/	PHILIP R. REILLY	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	April 15, 2003
Philip R. Reilly

/s/	FENEL M ELOI	Chief Financial Officer, Secretary & Treasurer (principal financial and accounting officer)	April 15, 2003
Fenel M. Eloi

/s/	BERT CRANDELL	Director	April 15, 2003
Bert Crandell

/s/	GEORGE CALVERT	Director	April 15, 2003
George Calvert

/s/	BETO GUAJARDO	Director	April 15, 2003
Beto Guajardo

/s/	THOMAS R. CURRAN, Jr.	Director	April 15, 2003
Thomas R. Curran, Jr.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors

Interleukin Genetics, Inc.:

We have audited the accompanying consolidated balance sheet of Interleukin Genetics, Inc. (the Company) (a Delaware corporation), as of December 31, 2002 and the related consolidated statements of operations, shareholders’ (deficit) equity and comprehensive loss, and cash flows for the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of Interleukin Genetics, Inc. as of December 31, 2001 and for the two years then ended were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion with a modification related to factors that raise substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interleukin Genetics, Inc., and its subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

	/s/	GRANT THORNTON LLP

Boston, Massachusetts
March 7, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Interleukin Genetics, Inc.:

We have audited the accompanying consolidated balance sheets of Interleukin Genetics, Inc. (a Delaware corporation), as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and believes that its existing cash resources, absent additional debt or equity financing, will be depleted by September 2002.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	/s/	Arthur Andersen LLP

Boston, Massachusetts
February 14, 2002

NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (‘‘ANDERSEN’’) IN CONNECTION WITH INTERLEUKIN GENETICS, INC. FORM 10-K FILING FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ANDERSEN REPORT IS PURSUANT TO THE ‘‘TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS,’’ ISSUED BY THE SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THE PREVIOUSLY ISSUED ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS, WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ANDERSEN IN CONNECTION WITH THIS FILING ON FORM 10-K.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$733,848	$3,922,736
Accounts receivable, net of allowance for doubtful accounts of $18,000 and $14,000 in 2002 and 2001, respectively	3,244	75,982
Prepaid expenses	99,896	103,436

Total current assets	836,988	4,102,154

Fixed assets, net	320,567	178,904

Other assets	92,224	112,068

Total Assets	$1,249,779	$4,393,126

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$268,234	$181,554
Accrued expenses	462,969	477,368
Deferred revenue	45,360	142,349
Term notes, net of $210,119 discount	314,881	—
Current portion of capital lease obligations	24,573	30,216

Total current liabilities	1,116,017	831,487

Long-term term notes	1,500,000	—
Capital lease obligations, less current portion	18,322	11,091

Total liabilities	2,634,339	842,578

Stockholders’ equity:
Preferred stock, no par value - 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value - 50,000,000 shares authorized; 23,142,876 and 21,452,326 shares issued and 23,118,249 and 21,427,699 outstanding in 2002 and 2001, respectively	23,143	21,452
Additional paid-in capital	39,662,256	39,292,936
Treasury stock - 24,627 shares in 2002 and 2001, at cost	(250,119)	(250,119)
Accumulated deficit	(40,819,840)	(35,513,721)

Total stockholders’ (deficit) equity	(1,384,560)	3,550,548

Total liabilities and stockholders’ (deficit) equity	$1,249,779	$4,393,126

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2002	2001	2000

Revenue	$289,908	$202,942	$256,387

Cost of revenue	484	48,674	183,833

Gross profit	289,424	154,268	72,554

Expenses:
Research and development	3,082,484	2,686,621	2,167,409
Selling, general and administrative	2,333,314	2,244,274	3,093,379

Total operating expenses	5,415,798	4,930,895	5,260,788

Loss from operations	(5,126,374)	(4,776,627)	(5,188,234)

Other income (expense):
Interest income	26,784	263,435	280,298
Interest expense	(71,894)	(9,818)	(22,514)
Amortization of note discount	(150,082)	—	—
Other income (expense)	15,447	304	(48,377)

Total other income	(179,745)	253,921	209,407

Net loss	$(5,306,119)	$(4,522,706)	$(4,978,827)

Basic and diluted net loss per share	$(0.24)	$(0.21)	$(0.27)

Weighted average common shares outstanding	21,713,432	21,049,437	18,315,320

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2002, 2001 and 2000

	Preferred Stock		Common Stock		Additional Paid-in Capital			Accumulated Deficit	Other Comprehensive Income (loss)	Total
						Treasury Stock
	Shares	Amount	Shares	$ 0.001 par value		Shares	Amount

Balance as of December 31, 1999	—	$—	17,223,302	$17,223	$28,160,643	—	$—	$(26,012,188)	$(12,499)	$2,153,179
Net loss					—			(4,978,827)		(4,978,827)
Unrealized gain on marketable securities					—				25,743	25,743
Comprehensive loss										(4,953,084)
Common stock issued:
Private placements			1,375,040	1,375	6,681,397					6,682,772
Cashless exercise of warrants			140,691	141	(141)					—
Exercise of employee stock options			326,835	327	577,691					578,018
Employee stock purchase plan			1,559	1	8,339					8,340
Stock options issued to non-employees for services rendered					274,699					274,699
Purchase of treasury stock					—	(24,627)	(250,119)			(250,119)

Balance as of December 31, 2000	—	—	19,067,427	19,067	35,702,628	(24,627)	(250,119)	(30,991,015)	13,244	4,493,805
Net loss								(4,522,706)		(4,522,706)
Unrealized loss on marketable securities									(13,244)	(13,244)
Comprehensive loss										(4,535,950)
Common stock issued:
Private placements			1,457,627	1,458	2,909,809					2,911,267
Exercise of warrants			875,000	875	436,625					437,500
Exercise of employee stock options			46,964	47	38,652					38,699
Employee stock purchase plan			5,308	5	7,040					7,045
Stock options issued to non-employees for services rendered					198,182					198,182

Balance as of December 31, 2001	—	—	21,452,326	21,452	39,292,936	(24,627)	(250,119)	(35,513,721)	—	3,550,548
Net loss								(5,306,119)		(5,306,119)
Common stock issued:
Exercise of employee stock options			4,437	4	3,323					3,327
Employee stock purchase plan			9,855	10	5,270					5,280
Stock options issued to non-employees for services rendered					2,203					2,203
Warrants issued in connection with interim financing					360,201					360,201
Stock issued to private placement holders in consideration of the waiver of certain rights			1,676,258	1,677	(1,677)					—

Balance as of December 31, 2002	—	$—	23,142,876	$23,143	$39,662,256	(24,627)	$(250,119)	$(40,819,840)	$—	$(1,384,560)

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,306,119)	$(4,522,706)	$(4,978,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	231,363	57,416	159,736
Amortization of note discount	150,082	—	—
Unrealized gain (loss) on marketable securities	—	(13,244)	25,743
Issuance of stock options to non-employees for services rendered	2,203	198,182	274,699
(Gain) loss on disposal of fixed assets	—	(3,355)	74,986
Account receivable, net	72,739	(29,112)	56,131
Prepaid expenses and other current assets	3,540	70,638	(41,514)
Accounts payable	86,680	(115,624)	162,210
Accrued expenses	(14,399)	(125,704)	202,791
Deferred revenue	(96,989)	(62,458)	(118,005)

Net cash used in operating activities	(4,870,900)	(4,545,967)	(4,182,050)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(180,706)	(164,112)	(19,093)
Increase in other assets	19,843	(97,955)	(14,113)
Purchases of marketable securities	—	—	(3,955,246)
Proceeds from maturity of marketable securities	—	2,999,040	2,943,706

Net cash provided by (used in) investing activities	(160,863)	2,736,973	(1,044,746)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements of common stock	—	2,911,267	6,682,772
Proceeds from exercises of warrants and employee stock options	3,327	476,199	578,018
Proceeds from employee stock purchase plan	5,280	7,045	8,340
Purchase of treasury stock	—	—	(250,119)
Increases in (payments of) notes payable, net	2,025,000	—	(1,797)
Principal payments of capitalized lease obligations, net	(40,650)	(54,342)	(67,473)

Net cash provided by financing activities	1,992,957	3,340,169	6,949,741

Net increase (decrease) in cash and cash equivalents	(3,038,806)	1,531,175	1,722,945

Cash and cash equivalents, beginning of year	3,922,736	2,391,561	668,616

Cash and cash equivalents, end of year	$883,930	$3,922,736	$2,391,561

Supplemental disclosures of cash flow information:

Cash paid for interest	$11,547	$9,818	$22,514

Cash paid for income taxes	$—	$—	$—

Supplemental disclosure on noncash investing and financing activity:

Cashless exercise of warrants	$—	$—	$61,840
Acquisition of fixed assets under capital leases	$42,238	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Company Background and Uncertainties

Organization and Line of Business

Interleukin Genetics, Inc., a Delaware corporation (“ILGN” or the “Company”), is a functional genomics company focused on personalized medicine.  The Company develops genetic tests that identify patients of risk for some diseases and patients most likely to respond to particular therapeutic interventions.  The Company also optimizes nutritional and therapeutic compounds for strategic partners using the Company’s genotype-specific cell lines.  As of December 31, 2002, the Company has commercially introduced one genetic test and is in various stages of development for several others. Additionally, the Company provides research services under contract to collaborative partners. Such research services contributed less than 10% of total revenue to the Company in 2002, 2001 and 2000.  In 2002, 86% of the Company’s revenue came a from an option fee from Pyxis Innovations Inc. (“Pyxis”), which allowed Pyxis the right to negotiate a research agreement or strategic partnership with the Company.

Commercial success of genetic susceptibility tests will depend upon their acceptance as medically useful and cost-effective by patients, physicians, dentists, other members of the medical and dental community, and third-party payers and may in the future require FDA approval. It is uncertain whether current genetic susceptibility tests or others that the Company may develop will gain commercial acceptance on a timely basis, if at all.

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

The Company’s ability to successfully commercialize genetic susceptibility tests to be sold through the health care system depends on obtaining adequate reimbursement for such products and related treatment from government and private health care insurers and other third-party payers. Doctors’ decisions to recommend genetic susceptibility tests will be influenced by the scope and reimbursement for such tests by third-party payers. If both third-party payers and individuals are unwilling to pay for the test, then the number of tests performed will significantly decrease, therefore resulting in a reduction of revenues.

The Company was incorporated in Texas in 1986 and re-incorporated in Delaware in March 2000.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Interleukin Genetics, Inc., and its wholly-owned subsidiary, Interleukin Genetics Laboratory Services, Inc.  All material intercompany accounts and transactions have been eliminated.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.  The Company’s most critical accounting policies are in the area of revenue recognition, cost estimations of certain ongoing research contracts and the Company’s decision to expense all patent related costs as incurred.  These critical accounting policies are more fully discussed in these notes to financial statements and in the section of the Company’s Form 10-K entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Revenue from milestone or other contingent payments is recognized when earned in accordance with the terms of the related agreement. Royalties are recognized when earned under the Company’s royalty agreements when amounts are fixed or determinable and payment is reasonably assured.

Staff Accounting Bulletin No. 101 (SAB No. 101), Revenue Recognition requires companies to recognize certain up-front non-refundable fees and milestone payments over the life of the related alliances when such fees are received in conjunction with agreements that have multiple elements. The Company’s adoption of this new accounting principle in fiscal 2000 had no impact on the Company’s consolidated financial statements.

Research and Development

Research and development costs are expensed as incurred.

Basic and Diluted Net Loss per Common Share

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS 128”), which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is the same as basic loss per share for all the periods presented, as the effect of the potential common stock equivalents is antidilutive due to the loss in each period. Potential common stock excluded from the calculation of diluted net loss per share consists of stock options and warrants as described in the table below:

	2002	2001	2000
Options outstanding	2,873,652	2,652,069	1,826,943
Warrants outstanding	525,000	1,345,952	1,492,138
Total	3,398,652	3,998,021	3,319,081

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.  During the years ended December 31, 2001 and December 31, 2000, the Company had one item, other than the reported net loss, of comprehensive income (loss), which was the unrealized holding gains (losses) on marketable securities. During the year ended December 31, 2002, there was no item other than net loss included in the comprehensive loss.  Comprehensive income (loss) is disclosed in the accompanying consolidated statements of stockholders’ (deficit) equity and comprehensive loss.

Fair Value of Financial Instruments

The Company using available market information has determined the estimated fair values of financial instruments. The estimated fair values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.  The carrying amounts of the Company’s capital lease obligations also approximate fair value.

The fair value of long-term debt is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.  At December 31, 2002 the Company had long-term debt of $1,500,000.  Management is unable to estimate the fair value of this debt due to the difficulty the Company would have obtaining such debt on the open market.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments purchased with original maturities of 90 days or less. Investments with an original maturity of greater than 90 days are classified as marketable securities.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the life of the lease, or the estimated useful life of the asset, whichever is shorter.  (See Note 5).

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 requires that the Company evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Any write-downs, based on fair value, are to be treated as permanent reductions in the carrying amount of the assets. The Company believes that no impairment exists related to the Company’s long-lived assets at December 31, 2002.

Stock-Based Compensation

Stock options issued to employees under the Company’s stock option and stock purchase plans are accounted for under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees.

Had compensation cost for employee stock awards been determined consistent with SFAS 123, our net loss applicable to common stock and net loss per share would have been as follows:

	Years Ended December 31,
	2002	2001	2000
Net loss applicable to common stock
As reported	$(5,311,118)	$(4,522,706)	$(4,978,827)
Stock compensation expense	410,235	1,733,142	1,600,821
Pro forma	$(5,721,353)	$(6,255,848)	$(6,579,648)
Basic and diluted net loss per share
As reported	$(0.24)	$(0.21)	$(0.27)
Pro forma	$(0.26)	$(0.30)	(0.36)

Indemnification

The Company indemnifies its officers and directors against costs and expenses related to stockholder and other claims not covered by the Company’s directors and officers insurance policy.  This indemnification is ongoing and does not include a limit on the maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost.  As of December 31, 2002, the Company has not recorded a liability for any obligation arising as a result of indemnification.

Patent expenses

The Company has expensed patent expenses as incurred due to the uncertainty that it will ever be able to derive any benefits from these patents.  As noted in the section titled Intellectual Property on page 10 of this report, the Company has exclusive rights in twelve issued U.S. patents, has received notices of allow on three U.S. patent applications and has thirteen additional pending U.S. patents applications.  The Company has also been granted a number of corresponding foreign patents and the Company has a number of foreign counterparts of the U.S. patents and patent applications pending.  Since inception the Company has expensed approximately $2.3 million in the effort to obtain patent protection for its intellectual property, including $370,000 during the year ended December 31, 2002.  Due to the alliance with Alticor Inc. that was signed subsequent to year-end on March 5, 2003, management expects to begin capitalizing certain patent costs as the prospect of deriving benefit from some of these patents becomes more certain.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB 13, and Technical Corrections”, which is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, “Reporting the Results Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” in determining the classification of gains/losses resulting from the extinguishment of debt shall be classified under the criteria in APB Opinion No. 30. Management does not expect Adoption of SFAS No. 145 to have a material impact on the Company’s financial statements.

In July 2002, FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, which became effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment.  Management does not expect Adoption of SFAS No. 146 to have a material impact on the Company’s financial statements.

In November 2002, FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), was issued.  FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee.  FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002.  The Company historically issued guarantees only on a limited basis and does not anticipate FIN 45 will have a material effect on its 2003 financial statements.

In December 2002, FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”.  SFAS No. 148 provides alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, this Statement amends the disclosure requirements to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Management does not expect adoption of SFAS No. 148 to have a material impact on the Company’s financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in interim periods beginning after June 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 15, 2003, regardless of when the variable entity was formed.   The Company does not expect adoption of FIN No. 46 to have a material impact on the Company’s financial statements.

Note 3 – Strategic Alliance with Alticor Inc.

On March 5, 2003, the Company announced a broad strategic alliance with several affiliates of the Alticor family of companies to develop and market novel nutritional and skin care products.  The alliance will utilize the Company’s intellectual property and expertise in genomics to develop personalized consumer products.

The alliance includes an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations.  The major elements of the alliance are:

•                  The purchase by Alticor of $7,000,000 of equity in the form of 5 million shares of Series A Preferred Stock for $1.40 per share, convertible into approximately 28,157,683 shares of common stock at a conversion price equal to $0.2486, representing 54.91% of the Company’s common stock assuming conversion of the preferred stock (without taking into account the conversion into common stock of current and potential loans extended to Interleukin by Alticor).  Upon achievement of a defined milestone, Alticor would contribute an additional $2,000,000 to the Company, for no additional shares, for a total equity funding of $9,000,000 and a conversion price of $0.3196.

•                  The right of the Series A holders to nominate and elect four directors to a five person board.  To accommodate the election of the four Series A directors, which occurred on March 24, 2003, all of Interleukin’s previous directors, except for Philip Reilly, Interleukin’s Chief Executive Officer, resigned.

•                  A research and development agreement providing Interleukin with funding of $5,000,000, payable over the next 24 months, to conduct certain research projects with a royalty on resulting products.

•                  Credit facilities in favor of Interleukin, as follows:

•                 $1,500,000 working capital credit line to initiate selected research agreements with third party entities approved by the board of directors of Interleukin;

•                 $2,000,000 refinancing of notes previously held by Pyxis, extending the maturity date and reducing the interest rate; and

•                 $525,000 plus interest refinancing of bridge financing notes currently held by third parties, extending the maturity date and reducing the interest rate.

These credit facilities will mature in December 2007, bear interest at 1% over the prime rate, are secured by a security interest in Interleukin’s intellectual property, and are convertible at the election of Pyxis into shares of common stock at a conversion price initially equal to $0.4972 per share, subject to future adjustment.

Note 4 — Research Agreements

In July 1999, the Company entered into an agreement with the University of Sheffield, or Sheffield, whereby the Company will undertake the development and commercialization of certain discoveries resulting from Sheffield’s research. For certain of the discoveries, the parties have reached a specific non-cancelable agreement of development and commercialization.  However, for new discoveries on which the parties have not yet reached specific agreement, the agreement may be terminated with or without cause by either party upon six months’ notice. If Sheffield terminates the agreement, such termination could make the discovery and commercial introduction of new products more difficult or unlikely.

The agreement with Sheffield is a five-year agreement with an automatic yearly renewal. During 1999, in accordance with this agreement, the Company issued 275,000 shares of common stock to Sheffield for transferring all rights and title of certain patents. The value of the common stock of $653,125 was charged to research and development expense in the third quarter of 1999. Additionally, each year beginning July 1, 2000, Sheffield will receive 25,000 fully vested options to purchase common stock at the then current market price, plus 10,000 fully vested options to purchase common stock for each new patent application filed in the previous 12 months. During the year ended December 31, 2002, 35,000 fully vested options to purchase common stock were granted under this agreement and the Company charged approximately $1,000 to research and development expense based upon the fair value of the options determined using the Black-Sholes option-pricing model. These options have a five-year exercise period. In 1999, the Company signed another research agreement with Sheffield that automatically renews in one-year increments. This agreement requires the Company to pay the cost of agreed upon research projects conducted at Sheffield.  For the year ended December 31, 2002 the Company expensed approximately $344,000 for research conducted at Sheffield.  This includes funding to the University and to collaborators at the University.  Both agreements with Sheffield can be canceled if a certain key collaborator leaves Sheffield.

In September 1999, a five-year consulting agreement was entered into with Sheffield’s key collaborator. In accordance with the consulting agreement, the key collaborator received 200,000 shares of common stock for relinquishing interests in previous research agreements. The value of the common stock of $475,000 was charged to research and development expense in the third quarter of 1999. The key collaborator will also receive 1% of the first $4 million of net sales under the PST Technology and 2% for sales above $4 million. During 2002, this collaborator received no significant royalty payments for sales of PST. On July 1, 2001 and 2002, in consideration for future services, the key collaborator received 25,000 fully vested options to purchase common stock at the then current market price. These options have a five-year exercise period from the date of grant. During 2002, the Company charged to research and development expense approximately $1,000 related to the issuance of these options based upon the fair value determined using the Black-Sholes option-pricing model. This collaborator will continue to receive 25,000 fully vested options to purchase common stock each July 1 during the period that this agreement is in effect.

In December 2001, the Company entered into a research collaboration agreement with Kaiser Permanente’s Center for Health Research (“Kaiser”), to study genetic risk factors for chronic diseases that are affected by inflammation. This agreement requires the Company to fund clinical trials completed at Kaiser per specific research study plans. The first study plan that the Company is funding is a study to assess the genetic risk that diabetic patients have of developing cardiovascular disease. Management expects to announce additional studies with Kaiser. Management hopes that knowledge resulting from this work will enable us to develop new diagnostic tools that physicians and health care organizations can use to assess their patients’ genetic risk for many diseases.

In March 2002, the Company entered into a research collaboration agreement with UnitedHealth Group’s research arm, the Center for Healthcare Policy and Evaluation, to study how commonly inherited gene variants affect the response of patients with certain inflammatory diseases to specific drugs.  The Company believes knowledge resulting from this work will help it develop pharmacogenetic tests that physicians and managed care organizations can use to assist in the selection of the optimal drug for an individual patient.

Note 5 — Accounts Receivable

The changes in the allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
	2002	2001	2000
Beginning of year	$14,000	$77,000	55,000
Provision charged to expense	5,000	9,000	33,000
Accounts written off, net of recoveries	(1,000)	(72,000)	(11,000)
End of year	$18,000	$14,000	$77,000

Note 6 — Fixed Assets

The fixed assets’ useful lives and balances at December 31, 2002 and 2001 consisted of the following:

	Useful Life	2002	2001
Computer and office equipment	3 years	$91,192	$83,889
Lab equipment	5 years	327,163	120,281
Furniture and fixtures	5 years	10,233	10,233
Leasehold improvements	5 years	20,857	12,098
Equipment under capital leases	3 to 5 years	149,042	149,042
		598,487	375,543
Less — Accumulated depreciation and amortization		277,920	196,639
Total		$320,567	$178,904

Note 7 — Income Taxes

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

As of December 31, 2002, the Company had net operating loss (NOL) and research tax credit carryforwards of approximately $33,800,000 and $369,000, respectively, for federal and state income tax purposes, expiring in varying amounts through the year 2021. The Company’s ability to use its NOL and tax credit carryforwards to reduce future taxes is subject to the restrictions provided by Section 382 of the Internal Revenue Code of 1986 (the “Code”). These restrictions provide for limitations on the Company’s utilization of its NOL and tax credit carryforwards following a greater than 50% ownership change during the prescribed testing period. Subsequent to year-end, on March 5, 2003, the Company has had such a change. As a result, all of the Company’s NOL carryforwards are limited in utilization. The annual limitation may result in the expiration of certain of the carryforwards prior to utilization.

As of December 31, 2002 and 2001, the approximate income tax effect of the Company’s deferred tax assets (liabilities) consisted of the following:

	2002	2001
Net operating loss carryforwards	$11,497,000	$9,417,000
Research tax credit carryforwards	369,000	397,000
Accrual to cash adjustments	269,000	286,000
Disqualifying dispositions and non-qualified stock option exercises	158,000	157,000
Loss on sale of assets	(50,000)	(50,000)
Depreciation	75,000	67,000
Patents	42,000	16,000
Total deferred tax assets	12,360,000	10,290,000
Valuation allowance	(12,360,000)	(10,290,000)
Net deferred tax assets	$—	$—

Due to the uncertainty regarding the timing and realization of the Company’s net deferred tax asset, a full valuation allowance has been established against the Company’s deferred tax assets.

Note 8 — Capital Stock

Authorized Common and Preferred Stock

At December 31, 2002, the Company had authorized 5,000,000 shares of undesignated preferred stock of which none were outstanding. At December 31, 2002, the Company had authorized 50,000,000 shares of $0.001 par value common stock of which 23,118,249 shares were outstanding, approximately 2,873,652 million shares were reserved for issuance upon exercise of outstanding stock options, 745,113 were reserved for issuance upon exercise of stock options available for grant under existing plans, approximately 525,000 shares were reserved for the exercise of authorized and outstanding warrants to purchase common stock and approximately 476,000 shares were reserved for issuance under the Employee Stock Purchase Plan.

On March 5, 2003, the Company reserved all authorized but otherwise unissued or unreserved shares of common stock for the conversion of the Series A Preferred Stock (described below).  The Company currently does not have sufficient shares of common stock authorized under its Certificate of Incorporation to cover all shares of common stock that the Company may be required to issue upon conversion of the Series A Preferred Stock or any of the shares that the Company may be required to issue upon the conversion of the promissory notes described below.  The Company has agreed to take all such corporate actions as may be necessary to increase the number of authorized but unissued shares of common stock, including engaging in the Company’s best efforts to obtain stockholder approval of the amendment of the Company’s certificate of incorporation.

Series A Preferred Stock

In a private placement on March 5, 2003, the Company entered into the Purchase Agreement with Pyxis, pursuant to which Pyxis purchased from us the Series A Preferred Stock for $7,000,000 in cash and an additional $2,000,000 in cash to be paid, if at all, upon our reaching a certain milestone pursuant to the terms of Purchase Agreement.  The offering was made to Pyxis by way of a private placement exempt from registration under the Securities Act.

The Series A Preferred Stock issued in the private placement is initially convertible into 28,157,683 shares of the Company’s common stock reflecting a conversion price of $.2486 per share (or $.3196 per share if the milestone payment is received), subject to weighted average antidilution adjustments.  Assuming the conversion of all shares of Series A Preferred Stock, such shares represent 54.91% of the outstanding shares of the Company’s common stock.

The Series A Preferred Stock was issued in return for a capital contribution of $7,000,000 and is convertible into shares of common stock at a initial conversion price of $.2486 per share.  If the Company achieves the milestone of entering into a genetics testing agreement with one or more customers with a projected internal rate of return of at least twenty percent (20%) and a payback period of three (3) years or less, Pyxis will make an additional capital contribution of $2,000,000.  This subsequent milestone payment will increase the effective conversion price per common stock equivalent share to $.3196 per share.  Alticor Inc., the parent of Pyxis, has guaranteed this $2,000,000 payment if the milestone is achieved.

The Series A Preferred Stock accrues dividends at the rate of 8% of the original purchase price per year, payable only when, as and if declared by the Board of Directors and are non-cumulative.  If the Company declares a distribution, with certain exceptions, payable in securities of other persons, evidences of indebtedness issued by us or other persons, assets (excluding cash dividends) or options or rights to purchase any such securities or evidences of indebtedness, then, in each such case the holders of the Series A Preferred Stock shall be entitled to a proportionate share of any such distribution as though the holders of the Series A Preferred Stock were the holders of the number of shares of the Company’s common stock into which their respective shares of Series A Preferred Stock are convertible as of the record date fixed for the determination of the holders of the Company’s common stock entitled to receive such distribution.

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of the Company’s common stock by reason of their ownership thereof, the amount of two times the then-effective conversion price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them.  After receiving this amount, the holders of the Series A Preferred Stock shall participate on an as-converted basis with the holders of common stock in any of the Company’s remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price (originally $1.40, or $1.80 if the milestone payment is received, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion.  The initial conversion price is $.2486 per share (or $.3196 per share if the milestone payment is received), subject to weighted average antidilution adjustment.

Each holder of Series A Preferred Stock is entitled to vote its shares of Series A Preferred Stock on an as-converted basis with the holders of common stock as a single class on all matters submitted to a vote of the stockholders, except as otherwise required by applicable law.  This means that each share of Series A Preferred Stock will be entitled to a number of votes equal to the number of shares of common stock into which it is convertible on the applicable record date, except as otherwise required by applicable law.

Private Placements of Common Stock

In January 2001, the Company sold in a private placement 1.2 million shares of common stock for $2.50 per share. The purchasers of common stock also received warrants to purchase 600,000 shares of common stock exercisable at $3.00 per share. The Company generated net proceeds of approximately $2.9 million from this transaction.  Under the terms of this private placement, the Company is required to adjust the price per share paid in this offering, by issuing additional shares, to match any offering price paid, if lower, in subsequent offerings prior to May 23, 2003.  On October 22, 2002, this agreement was amended.  (See Note 9)

In December 2000, the Company sold in a private placement 542,373 shares of common stock for $3.69 per share. The purchasers of common stock also received warrants to purchase 135,593 shares of common stock exercisable at $4.83 per share. The Company generated net proceeds of approximately $2.0 million from this transaction. Under the terms of this private placement, the Company is required to adjust the price per share paid in this offering, by issuing additional shares, to match any offering price paid, if lower, in subsequent offerings prior to February 9, 2003. Following the January 2001 offering described above, the Company issued an additional 257,627 shares of common stock to the purchasers in the December 2000 private placement, and a new warrant to purchase 264,407 shares of common stock exercisable at a price of $3.13 to replace the previously issued warrant to buy 135,593 shares of common stock at a price of $4.83 per share.  On October 22, 2002 this agreement was amended.  (See Note 9)

Employee Stock Purchase Plan

Effective October 14, 1998, the Company’s Board of Directors approved an Employee Stock Purchase Plan for qualified employees of the Company. Under the terms of the Employee Stock Purchase Plan, an employee may purchase up to $25,000 per calendar year of the Company’s stock at a price equal to 85% of the fair market value of the stock (as quoted on the Nasdaq national quotation system) on either the first or last day of a calendar quarter. The Company has reserved 500,000 shares of common stock for purchases to be made under the Employee Stock Purchase Plan. During the years ended December 31, 2002, 2001, and 2000, 9,855, 5,206 and 1,559 shares were purchased under the Employee Stock Purchase Plan at an average purchase price of approximately $0.54, $1.28 and $5.35, respectively, per share.

Nasdaq Delisting

On October 9, 2002 the Company received a letter from Nasdaq stating that the Company did not meet the criteria for the continued listing of the Company’s common stock on the Nasdaq SmallCap Market. The letter stated that the common stock of the Company was not in compliance with the $1 minimum bid price, that its stockholders’ equity does not meet the $2.5 million minimum requirement, and that the Nasdaq Staff rejected the Company’s plan to regain compliance with those listing criteria.  The Company appealed the ruling and an appeals hearing was held on November 14, 2002.  On December 9, 2002, the Company received notification from the Nasdaq Listing Qualifications Panel that the panel had denied the Company’s request for continued listing on the Nasdaq SmallCap market.  The Company was delisted from Nasdaq on December 10, 2002.  Since December 10, 2002, the Company’s common stock has traded on the OTC Bulletin Board (OTCBB) under the symbol ILGN.  It is not known when or if the Company’s common stock will again trade on the Nasdaq SmallCap market.

Note 9 — Interim Financing

On August 9, 2002 the Company received approximately $475,000 in net proceeds from the sale of term promissory notes with an original aggregate principal amount of $525,000. These notes mature in August 2003 and accrue interest at a rate of 15%. The outstanding principal amount and all accrued interest are to be paid upon maturity.  The Company can prepay the principal and accrued interest at any time without penalty. The purchasers of the promissory notes received warrants to purchase one share of the

Company’s common stock at a purchase price of $2.50 for every dollar invested in the promissory notes. In total, warrants to purchase 525,000 shares of the Company’s common stock were issued. These warrants expire in ten years.  Interest expense was $33,000 for the year ended December 31, 2002.  Amortization expense related to the discount of notes was $150,000 for the year ended December 31, 2002.

On October 23, 2002, the Company entered into an interim financing agreement with Pyxis Innovations Inc. to provide debt financing of up to $1.5 million.  The agreement was subsequently amended to provide for an aggregate of 2,000,000 in debt financing.  On October 23, 2002, November 15, 2002, December 16, 2002 and January 29, 2003, the Company received four separate $500,000 promissory notes pursuant to the agreement.  These notes were to mature on December 31, 2003 and accrued interest at a rate of 15%. The outstanding principal amount and all accrued interest were to be paid upon maturity.  The Company can prepay the principal and accrued interest at any time without penalty. These notes were secured by all of the intellectual property of the Company except intellectual property relating to periodontal disease and sepsis.  On March 5, 2003, these notes were amended and reissued. (See Note 3)

On October 22, 2002, as a condition for the interim financing with Pyxis noted above, the Company entered into separate agreements with the purchasers in the December 2000 and January 2001 private placements to temporarily waive certain provisions of these private placement agreements. Specifically, the purchasers temporarily waived their right, through March 31, 2003, to receive cash payments of up to $100,000 per month if the Company’s common stock is delisted from the Nasdaq SmallCap Market. Also waived through March 31, 2003 was the purchasers’ right to receive additional shares of the Company’s common stock for no additional consideration if the Company issued shares of its common stock at a price below $2.50 per share (for the purchaser in the December 2000 private placement this waiver was permanent, its right expired on February 9, 2003). Under these agreements the purchasers also agreed to cancel warrants to purchase an aggregate of 864,407 shares of common stock. In exchange, the Company issued an aggregate of 1,676,258 shares of the Company’s common stock to the purchasers for no additional cash consideration.  The purchasers also agreed that if the Company received an equity investment of at least $3,000,000 from Pyxis prior to March 31, 2003, the temporary waivers of rights by the purchasers would become permanent. If the Company did not receive such an equity investment by that date, the temporary waivers would have terminated and the Company would have been required to issue warrants to purchase an aggregate of 864,407 shares of the Company’s common stock exercisable at $1.70 per share, subject to any stockholder approvals required by the Nasdaq SmallCap Market or any other market or exchange on which the Company’s common stock was traded or quoted. Of these warrants, the exercise price of warrants to purchase 600,000 shares of common stock would have been subject to adjustment downward to equal 125% of the price per share at which the Company sold any shares of its common stock (or securities convertible into common stock) prior to May 23, 2003.

The March 5, 2003 sale of Series A Preferred (See Note 3) stock satisfied the conditions necessary to make permanent the temporary waivers discussed above.

Note 10 — Stock Option Plans

In June 2000, the Company’s stockholders approved the adoption of the Interleukin Genetics, Inc. 2000 Employee Stock Compensation Plan (the “2000 Plan”). The 2000 Plan provides for the award of nonqualified and incentive stock options, restricted stock, and stock awards to employees, directors, officers, and consultants of the Company. A total of 2,000,000 shares of the Company’s common stock have been reserved for award under the 2000 Plan of which approximately 680,000 were available for future issuance at December 31, 2002.

In June 1996, the Company’s stockholders approved the adoption of the 1996 Equity Incentive Plan (the “1996 Plan”). The 1996 Plan provides for the award of nonqualified and incentive stock options, restricted stock and stock bonuses to employees, directors, officers and consultants of the Company. A total of 1,300,000 shares of the Company’s common stock have been reserved for award under the 1996 Plan of which approximately 170,000 were available for grant at December 31, 2002.

Nonqualified and incentive stock options with a life of 10 years are generally granted at exercise prices equal to the fair market value of the common stock on the date of grant. Options granted to new employees generally vest over a period of three to four years.  Performance options issued on the employee’s anniversary generally vest over a period of one year.

A summary of the status of the Company’s stock options, issued both under the 1996 and 2000 Plans and outside of these plans, at December 31, 2002, 2001 and 2000, and changes during these years is presented in the tables below:

The following table details all stock option activity:

	2002		2001		2000
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding, beginning of year	2,652,069	$2.47	1,826,943	$2.83	1,722,130	$2.11
Granted	338,600	0.84	904,798	1.68	600,000	4.23
Exercised	(4,437)	0.75	(46,964)	0.85	(326.835)	1.95
Canceled	(112,580)	2.14	(32,708)	4.34	(168,352)	2.15
Outstanding, end of year	2,873,652	$2.29	2,652,069	$2.47	1,826,943	$2.83
Exercisable, end of year	2,032,774	$2.41	1,457,126	$2.55	1,108,684	$2.44

The following table details further information regarding stock options outstanding and exercisable at December 31, 2002:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price:	Shares	Weighted Avg remaining contractual life (years)	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
$ 0.50 — $ 0.99	560,084	7.75	$0.69	396,484	$0.63
$ 1.00 — $ 1.49	534,750	8.21	1.22	186,416	1.22
$ 1.50 — $ 1.99	155,355	5.15	1.81	132,855	1.82
$ 2.00 — $ 2.49	191,600	6.84	2.23	135,350	2.26
$ 2.50 — $ 4.72	1,431,863	6.74	3.38	1,181,669	3.27
	2,873,652	7.13	$2.29	2,032,774	$2.41

The Company applies the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), which defines a fair-value-based method of accounting for employee stock options or similar equity instruments. Under the fair-value-based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed in APB 25. The Company has elected to continue to follow the accounting prescribed by APB 25 and has made the required disclosures prescribed by SFAS 123.

Had compensation cost for the Company’s employee stock awards been determined consistent with SFAS 123, the Company’s net loss applicable to common stock and net loss per share would have been as follows:

	Years Ended December 31,
	2002	2001	2000
Net loss applicable to common stock
As reported	$(5,311,118)	$(4,522,706)	$(4,978,827)
Stock compensation expense	410,235	1,733,142	1,600,821
Pro forma	$(5,721,353)	$(6,255,848)	$(6,579,648)
Basic and diluted net loss per share
As reported	$(0.24)	$(0.21)	$(0.27)
Pro forma	$(0.26)	$(0.30)	(0.36)

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model, for a stock that does not pay dividends with the following assumptions.

	Years Ended December 31,
	2002	2001	2000
Risk free interest rate	4.00%	4.56-5.41%	5.17%
Expected life	7 years	7 years	7 years
Expected volatility	100%	100%	242%

Using these assumptions, the weighted average grant date fair value of options granted in 2002, 2001 and 2000 was $0.70, $1.31 and $4.28, respectively.

Note 11 — Employee Benefit Plan

In 1998, the Company adopted a profit sharing plan covering substantially all of its employees. Under the profit sharing plan, the Company may, at the discretion of the Board of Directors, contribute a portion of the Company’s current or accumulated earnings. In September 1998, the Company amended and restated the profit sharing plan to include provisions for Section 401(k) of the Internal Revenue Code, which allowed for pre-tax employee contributions to the plan. Under the amended and restated plan, the Company may, at the discretion of the Board of Directors, match a portion of the participant contributions. The Company currently contributes 1% of any amount employees contribute.  Company contributions, if any, are credited to the participants’ accounts and vest over a period of four years based on the participants’ initial service date with the Company.  During the years ended December 31, 2002 and December 31, 2000, $20,690 and $10,726 was contributed to the plan, respectively.  During the year ended December 31, 2001 no contributions were made to the plan.

Note 12 — Commitments and Contingencies

In July 2000, the Company completed a move of its corporate and research and development offices from San Antonio, Texas, to Waltham, Massachusetts. The Company leases its office space under a non-cancelable operating lease expiring June 2006.

The Company’s former corporate headquarters and research and development offices, located in San Antonio, Texas, are held under a lease expiring May 31, 2003 and have been subleased by the Company until the expiration of this lease.  The sublease income is aggregated with the net rent expense and included in other income and expense in the consolidated statements of operations.

The Company also leases certain office furniture and equipment under capital lease obligations. Future minimum lease commitments, net of sublease income, under lease agreements with initial or remaining terms of one year or more at December 31, 2002, are as follows:

Year Ending December 31,	Operating Leases	Capital Leases
2003	340,519	29,967
2004	271,331	17,950
2005	267,320	—
2006	132,192	—
	$1,011,362	47,917
Less — Amount representing interest		5,023
Less — Current portion		24,573
Long-term portion		$18,321

Rent expense, net of sublease income, was $265,363, $190,163 and $138,064 for the years ended December 31, 2002, 2001 and 2000, respectively.

Employment Agreements

The Company has entered into employment agreements with certain key employees of the Company which range from one to five years and provide for severance ranging from three months to one year upon termination of employment.

Note 13 — Segment Information

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) which establishes standards for reporting information about operating segments in annual and interim financial statements, and requires that companies report financial and descriptive information about its reportable segments based on a management approach. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. In applying the requirements of this statement, each of the Company’s geographic areas described below was determined to be an operating segment as defined by the statement, but have been aggregated as allowed by the statement for reporting purposes. As a result, the Company continues to have one reportable segment, which is the development of genetic susceptibility tests and identification of therapeutic targets for common diseases.

During 2000, the Company closed its foreign operations. Therefore, the Company no longer derives or reports any revenue or expense from outside of the United States. As of December 31, 2002 and December 31, 2001, substantially all of the assets of the Company were located in the United States.

Concentrations of Risk

During the year ended December 31, 2002 one entity, Pyxis, which paid us for an option to negotiate a strategic alliance, accounted for 86% of the total revenue, a distributor accounted for 5% of total revenue and the Company’s other distributor accounted for 3% of total revenue.  During the year ended December 31, 2001, one customer accounted for 56% of total revenue and another accounted for 22% of total revenue.  During the year ended December 31, 2000, no one customer accounted for more than 10% of total revenues.  The increase in concentration of risk in 2001 was the result of the Company’s change in strategy in selling PST.  The Company no longer markets PST directly; the Company now sells to a few large distributors who market PST to individual physicians and patients.

Note 14 — Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2002	2001
Legal	$50,000	$50,000
Vacation	97,682	100,282
Interest Expense	60,347	—
Research	172,478	160,840
Other	82,462	166,246
Total	$462,969	$477,368

Note 15 — Selected Quarterly Financial Data (Unaudited)

The following are selected quarterly financial data for the years ended December 31, 2002 and 2001

	Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenue	$9,012	$13,540	$79,677	$187,679
Loss from operations	$(1,461,620)	$(1,415,037)	$(1,290,030)	$(959,687)
Net loss	$(1,451,174)	$(1,411,299)	$(1,363,527)	$(1,080,120)
Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.06)	$(0.05)

	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues	$40,291	$118,654	$24,978	$19,019
Loss from operations	$(1,244,381)	$(1,223,685)	$(1,183,294)	$(1,125,267)
Net loss	$(1,140,043)	$(1,146,149)	$(1,135,880)	$(1,100,636)
Basic and diluted net loss per share	$(0.06)	$(0.05)	$(0.05)	$(0.05)

EXHIBIT INDEX

No.	Description
10.12@	Employment Agreement dated April 1, 2000 between the Company and Philip R. Reilly.
10.13	Form of Gordon W. Duff / the University of Sheffield Option Agreement.
10.17	Form of Non-Qualified Stock Option Agreement.
10.19@	Employment Agreement dated June 18, 2000 between the Company and Fenel Eloi.
10.26@	Amendment, dated as of December 21, 2001 to Employment Agreement with Kenneth S. Kornman.
10.37	Amendment, dated December 6, 2002, to Employment Agreement with Kenneth S. Kornman.
21.1	Subsidiaries of the Company.
23.1	Consent of Grant Thornton LLP.
23.2	Notice Regarding Consent of Arthur Anderson LLP.
99.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.3	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

@  Management contract or compensatory plan, contract or arrangement.