Form 10-Q
period 2003-03-31
INTERLEUKIN GENETICS INC
filed 2003-05-14
CIK 1037649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

Commission File Number: 0-23413

INTERLEUKIN GENETICS, INC.

(Exact name of registrant as specified in its Charter)

DELAWARE	94-3123681
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 BEAVER STREET WALTHAM, MA 02452
(Address of principal executive offices) (Zip Code)

(781) 398-0700
Registrant’s Telephone Number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Title of Each Class	Outstanding at April 30, 2003
Common stock, $.001 Par value	23,122,191

INTERLEUKIN GENETICS, INC.

Form 10-Q

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,514,228	$733,848
Accounts receivable, net of allowance for doubtful accounts of $13,000 and $18,000 at March 31, 2003 and December 31, 2002, respectively	29,425	3,244
Prepaid expenses and other current assets	105,935	99,896

Total current assets	6,649,588	836,988

Fixed assets, net	304,502	320,567

Other assets	92,225	92,224

Total assets	$7,046,315	$1,249,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$128,001	$268,234
Accrued expenses	583,526	462,969
Deferred revenue	41,360	45,360
Term notes, net of discount of $120,068 and $210,119 at March 31, 2003 and December 31, 2002, respectively	404,932	314,881
Current portion of capital lease obligations	18,739	24,573

Total current liabilities	1,176,558	1,116,017

Long-term notes	2,000,000	1,500,000
Capital lease obligations, less current portion	14,651	18,322

Total liabilities	3,191,209	2,634,339

Stockholders’ equity:
Preferred stock, Series A $0.001 par value- 5,000,000 shares authorized, issued and outstanding; aggregate liquidation preference of $14,000,000 at March 31, 2003	5,000	—
Common stock, $0.001 par value - 50,000,000 shares authorized; 23,146,818 and 23,142,876 shares issued and 21,122,191 and 23,118,249 outstanding at March 31, 2002 and December 31, 2001, respectively	23,147	23,143
Treasury stock - 24,627 shares at cost	(250,119)	(250,119)
Additional paid-in capital	46,562,527	39,662,256
Accumulated deficit	(42,485,449)	(40,819,840)

Total stockholders’ equity (deficit)	3,855,106	(1,384,560)

Total liabilities and stockholders’ equity	$7,046,315	$1,249,779

The accompanying notes are an integral part of these consolidated financial statements

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2003	2002

Revenue	$28,738	$9,012

Cost of revenue	16,882	150

Gross profit	11,856	8,862

Expenses:
Research and development	872,439	928,016
Selling, general and administrative	692,712	542,466

Total operating expenses	1,565,151	1,470,482

Loss from operations	(1,553,295)	(1,461,620)

Other income (expense):
Interest income	5,762	13,003
Interest expense	(28,027)	(3,254)
Amortization of note discount	(90,051)	—
Other income (expense)	2	697

Total other income	(112,314)	10,446

Net loss	$(1,665,609)	$(1,451,174)

Basic and diluted net loss per share	$(0.07)	$(0.07)

Weighted average common shares outstanding	23,118,293	21,428,357

The accompanying notes are an integral part of these consolidated financial statements

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the three months ended March 31,
	2003	2002

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,665,609)	$(1,451,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,258	19,723
Amortization of note discount	90,051	—
Change in value of stock options issued as compensation for services rendered	52,229	(9,065)
Changes in assets and liabilities:
Account receivable, net	(26,182)	69,794
Prepaid expenses and other current assets	(6,039)	(37,602)
Accounts payable	(140,233)	43,666
Accrued expenses	120,557	(10,937)
Deferred revenue	(4,000)	(66,400)

Net cash used in operating activities	(1,547,968)	(1,441,995)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(15,193)	(138,332)
Increase in other assets	—	(1,496)

Net cash provided by (used in) investing activities	(15,193)	(139,828)

CASH FLOW FROM FINANCING ACTIVITIES
Net proceeds from sale of Preferred Series A	6,851,350	—
Proceeds from issuance of bridge loan	500,000	—
Net proceeds from sales of common stock, net	1,695	4,872
Payments of capitalized lease obligations, net	(9,504)	(9,539)

Net cash provided by (used in) financing activities	7,343,541	(4,667)

Net increase (decrease) in cash and equivalents	5,780,380	(1,586,490)

Cash and cash equivalents, beginning of period	733,848	3,922,736

Cash and cash equivalents, end of period	$6,514,228	$2,336,246

Supplemental disclosures of cash flow information:

Cash paid for interest	$35,874	$3,254

Cash paid for income taxes	$—	$—

Supplemental disclosures of noncash investing and financing activities:

Acquisition of fixed assets under capital leases	$—	$42,238

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Presentation of Interim Information

Interleukin Genetics, Inc., a Delaware corporation is a functional genomics company focused on personalized medicine. We believe that by identifying individuals at risk for certain diseases and combining this knowledge with specific interventions, better healthcare decisions can be made, reducing costs and greatly improving patient health outcomes. We have a growing portfolio of patents covering the genetics of a number of common diseases and conditions.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial reporting and with Securities Exchange Commission rules and regulations for Form 10-Q. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes in our Annual Report on Form 10-K for the year ended December 31, 2002.  The interim condensed consolidated financial statements are unaudited; however, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary to make the interim financial information not misleading. All significant intercompany transactions and accounts have been eliminated in consolidation.  Results for interim periods are not necessarily indicative of those to be expected for the full year.

Since our inception, we have incurred accumulated deficits of approximately $42.5 million, including a net loss of approximately $1.7 million during the three months ended March 31, 2003. For the three months ended March 31, 2003, we incurred negative cash flows from operating activities of approximately $1.5 million.

We anticipate our current cash, along with our anticipated revenue, anticipated new debt issuances and equity milestone payments will be sufficient to fund operations, as planned into 2005.

Our future financial needs depend on many factors. We will need funds for the commercial launch of additional genetic tests, continued research and development efforts, obtaining and protecting patents and administrative expenses. Additional financing may not be available when needed, or, if available, it may not be available on favorable terms. If we cannot obtain additional capital on acceptable terms when needed, we may have to discontinue operations, or, at a minimum, curtail one or more of our research and development programs.

Note 2 - Critical Accounting Policies

We believe our most critical accounting policies are in the areas of revenue recognition, cost estimations of certain ongoing research contracts, the expensing of patent related costs as incurred and our treatment of employee stock options.

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

Cost estimates:

Much of our research and development is done on contract by outside parties.  It is not unusual that at the end of an accounting period we need to estimate both the total cost of these projects and the percent of that project which was completed as of the accounting date.  We then need to adjust those estimates when actual final costs are known.  To date, these adjustments have not been material to our financial statements, and we believe that the estimates that we made as of March 31, 2003 are reflective of the actual expenses incurred as of that date.  However, the possibility exists that certain research projects might cost more than we have estimated and that these higher costs will be reflected in future periods.

Patent expenses:

Prior to March 2003, patent costs were expensed as incurred due to the possibility that we would never be able to derive any benefits from our patents.  We have exclusive rights in twelve issued U.S. patents, we have received notices of allowance on three U.S. patent applications and have thirteen additional pending U.S. patents applications.  We have also been granted a number of corresponding foreign patents and we have a number of foreign counterparts of our U.S. patents and patent applications pending.  Since inception we have expensed approximately $2.4 million in the effort to obtain patent protection for our intellectual property including $74,000 during the three months ended March 2003.  Due to the alliance with Alticor Inc. that was announced on March 5, 2003, we expect to begin to capitalize certain patent costs as the prospect of deriving benefits from some of these patents becomes more certain.

Stock-Based Compensation

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees.  The pro forma information below is based on provisions of Statement of Financial Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002.

	Three months ended March 31,
	2003	2002
Net loss applicable to common stock
As reported	$(1,665,609)	$(1,451,174)
Less: fair value impact of employee stock compensation:	270,874	123,618
Pro forma	$(1,936,483)	$(1,574,792)
Basic and diluted net loss per share
As reported	$(0.07)	$(0.07)
Pro forma	$(0.08)	$(0.07)

Weighted Average Black-Scholes Fair Value Assumptions:

	2003	2002
Risk free interest rate	4.0%	4.0%
Expected life	7 years	7 years
Expected volatility	100%	100%
Expected dividend yield	0%	0%

Note 3 – Research Arrangements

We have had a collaborative relationship with Sheffield University since 1994.  In July 1999, we entered into an arrangement with Sheffield whereby we acquired the right to develop and commercialize Sheffield’s past and future discoveries.  Pursuant to this Research and Technology Transfer Agreement, Sheffield agreed to forego its rights to future royalties and granted us commercialization rights to future discoveries in exchange for 275,000 shares of our common stock.  This common stock had a market value of $653,000 at the time of issuance and was recorded as a research and development expense in the period of issuance.  This agreement also requires us to issue options on July 1st of each year to Sheffield to purchase our common stock.  Each option issued is exercisable at the then current market price for a number of shares determined as follows: (i) 25,000 shares if this agreement is in effect and (ii) 10,000 shares for each patent application related to Sheffield’s discoveries that we filed during the preceding 12 months.  This agreement has a term of five years and may be canceled by us if the principal collaborator at Sheffield, Dr. Gordon Duff, leaves Sheffield or by either party upon six months’ notice.  Under the terms of this agreement we have issued options to acquire 35,000 shares of our common stock in both 2001 and 2002.  In total we have issued options to acquire 105,000 shares of our common stock.  These options were fully vested upon issuance and expire five years from the dates of issuance.

We also entered into a Research Support Agreement with Sheffield in July 1999 that requires us to pay the costs of all genetic research being conducted on our behalf at Sheffield.  Sheffield conducts this research according to an Annual Research Plan that is determined by a Steering Committee made up equally of members from Sheffield and us.  This agreement automatically renews in one-year increments, but may be canceled by us if Dr. Duff leaves Sheffield or by either party upon six months’ notice.  In the event Sheffield terminated the agreement, it is doubtful we could discover or commercialize new products without incurring greater expense and increased utilization of our resources.  We have expensed approximately $110,000 for research, excluding the expenses related to our separate agreement with Sheffield’s key collaborator (see below), conducted at Sheffield during the three months ended March 31, 2003.

In September 1999, we entered into a five-year Consulting Agreement with Dr. Gordon Duff, Sheffield’s key collaborator.  In accordance with the Consulting Agreement, Dr. Duff received 200,000 shares of our common stock for relinquishing interests in previous research agreements, the value of which was $475,000 and was recorded as research and development expense in the period of issuance.  Under this agreement Dr. Duff will also receive a royalty equal to one percent of the first $4 million of net sales under the PST technology and two percent of net sales above $4 million.  In July 2000, in consideration of future services, Dr. Duff received an option to purchase 25,000 shares of our common stock at the then current market price.  In both July 2001 and July 2002, Dr. Duff received an additional option to purchase 25,000 shares our common stock at the market price as of that date in consideration of his ongoing consulting for us.  These options were fully vested upon issuance and expire five years from the date of issuance.  Dr. Duff also received cash payments of approximately $23,000 for the three months ended March 31, 2003 for services rendered under the terms of this consulting agreement.

In December 2001, we entered into a research collaboration agreement with Kaiser Permanente’s Center for Health Research (“Kaiser”), to study genetic risk factors for chronic diseases that are affected by inflammation.  This agreement requires us to fund clinical trials completed at Kaiser per specific research study plans.  The first study plan that we are funding is a study to assess the genetic risk that diabetic patients have of developing cardiovascular disease.  We expect to announce additional studies with Kaiser.  It is hoped that knowledge resulting from this work will enable us to develop new diagnostic tools that physicians and health care organizations can use to assess their patients’ genetic risk for many diseases.

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

Note 4 - Revenue Recognition

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

Note 5 - Use of Estimates

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

Note 6 – Basic and Diluted Net Loss per Common Share

Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), “Earnings per Share,” outlines methods for computing and presenting earnings per share. SFAS 128 requires a calculation of basic and diluted earnings per share for all periods presented.  We reported losses for the three month periods ended March 31, 2003 and 2002 and accordingly, outstanding options and warrants have been excluded from the calculation of the diluted weighted average shares outstanding as they are antidilutive in loss periods.  The calculation of diluted net loss per share excludes 2,974,002 and 2,635,302 stock options outstanding at March 31, 2003 and March 31, 2002, respectively and 525,000 and 1,345,952 warrants to purchase common stock outstanding at March 31, 2003 and March 31, 2002, respectively.

Note 7 – Strategic Alliance with Alticor Inc.

On March 5, 2003, we announced a broad strategic alliance with several affiliates of the Alticor family of companies to develop and market novel nutritional and skin care products.  The alliance will utilize our intellectual property and expertise in genomics to develop personalized consumer products.

The alliance includes an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations.  The major elements of the alliance are:

•                  The purchase by Pyxis of $7,000,000 of equity in the form of 5 million shares of Series A Preferred Stock for $1.40 per share, convertible into approximately 28,157,683 shares of common stock at a conversion price equal to $0.2486, representing 54.9% of our common stock assuming conversion of the preferred stock (without taking into account the conversion into common stock of current and potential loans extended to Interleukin by Pyxis).  Upon achievement of a defined milestone, Pyxis is obligated to contribute an additional $2,000,000, for no additional shares, for a total equity funding of $9,000,000 and a conversion price of $0.3196.

•                  The right of the Series A holders to nominate and elect four directors to a five person board.  To accommodate the election of the four Series A directors, which occurred on March 24, 2003, all of Interleukin’s previous directors, except for Philip Reilly, Interleukin’s Chief Executive Officer, resigned.

•                  A research and development agreement providing us with funding of $5,000,000, payable over the next 24 months, to conduct certain research projects with a royalty on resulting products.

•                  Credit facilities in our favor, as follows:

•                  $1,500,000 working capital credit line to initiate selected research agreements with third party entities approved by the board of directors of Interleukin;

•                  $2,000,000 refinancing of notes previously held by Pyxis Innovations Inc., extending the maturity date and reducing the interest rate; and

•                  $525,000 plus interest refinancing of bridge financing notes currently held by third parties, extending the maturity date and reducing the interest rate.

These credit facilities will mature in December 2007, bear interest at 1% over the prime rate, are secured by a security interest in our intellectual property, and are convertible at the election of Pyxis into shares of common stock at a conversion price initially equal to $0.4972 per share, subject to future adjustment.

Note 8 – Capital Stock

Authorized Common Stock

At March 31, 2003, we had authorized 50,000,000 shares of $0.001 par value common stock of which 23,118,249 shares were outstanding, approximately 3.0 million shares were reserved for issuance upon exercise of outstanding stock options, 700,000 shares were reserved for issuance upon exercise of stock options available for grant under existing plans, approximately 525,000 shares were reserved for the exercise of outstanding warrants to purchase common stock and approximately 470,000 shares were reserved for issuance under the Employee Stock Purchase Plan.

On March 5, 2003, we reserved all authorized but otherwise unissued or unreserved shares of common stock for the conversion of the Series A Preferred Stock (described below).  We currently do not have sufficient shares of common stock authorized under our Certificate of Incorporation to cover all shares of common stock that we may be required to issue upon conversion of the Series A Preferred Stock or any of the shares that we may be required to issue upon the conversion of the promissory notes described below.  We have agreed to take all such corporate actions as may be necessary to increase the number of authorized but unissued shares of common stock, including engaging in our best efforts to obtain stockholder approval of the amendment of our certificate of incorporation.

Series A Preferred Stock

In a private placement on March 5, 2003, we entered into a Purchase Agreement with Pyxis, pursuant to which Pyxis purchased from us the Series A Preferred Stock for $7,000,000 in cash and an additional $2,000,000 in cash to be paid, if at all, upon our reaching a certain milestone pursuant to the terms of Purchase Agreement.  The offering was made to Pyxis by way of a private placement exempt from registration under the Securities Act.

The Series A Preferred Stock issued in the private placement is initially convertible into 28,157,683 shares of our common stock reflecting a conversion price of $.2486 per share (or $.3196 per share if the milestone payment is received), subject to weighted average antidilution adjustments.  Assuming the conversion of all shares of Series A Preferred Stock, such shares represent 54.9% of the outstanding shares of our common stock.

The Series A Preferred Stock was issued in return for a capital contribution of $7,000,000 and is convertible into shares of common stock at an initial conversion price of $.2486 per share.  If we achieve the milestone of entering into a genetics testing agreement with one or more customers with a projected internal rate of return of at least twenty percent (20%) and a payback period of three (3) years or less, Pyxis will make an additional capital contribution of $2,000,000.  This subsequent milestone payment will increase the effective conversion price per common stock equivalent share to $.3196 per share.  Alticor Inc., the parent of Pyxis, has guaranteed this $2,000,000 payment if the milestone is achieved.

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

In the event of any liquidation, dissolution or winding up of our company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of our assets or surplus funds to the holders of our common stock by reason of their ownership thereof, the amount of two times the then-effective conversion price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them.  After receiving this amount, the holders of the Series A Preferred Stock shall participate on an as-converted basis with the holders of common stock in any of our remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of our common stock determined by dividing the then-effective purchase price (originally $1.40, or $1.80 if the milestone payment is received, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion.  The initial conversion price is $.2486 per share (or $.3196 per share if the milestone payment is received), subject to weighted average antidilution adjustment.

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

Private Placements of Common Stock

In January 2001, we sold in a private placement 1.2 million shares of common stock for $2.50 per share. The purchasers of common stock also received warrants to purchase 600,000 shares of common stock exercisable at $3.00 per share. We generated net proceeds of approximately $2.9 million from this transaction.  Under the terms of this private placement, we were required to adjust the price per share paid in this offering, by issuing additional shares, to match any offering price paid, if lower, in subsequent offerings prior to May 23, 2003.  On October 22, 2002, this agreement was amended.  (See Note 9)

In December 2000, we sold in a private placement 542,373 shares of common stock for $3.69 per share. The purchasers of common stock also received warrants to purchase 135,593 shares of common stock exercisable at $4.83 per share. The Company generated net proceeds of approximately $2.0 million from this transaction. Under the terms of this private placement, we were required to adjust the price per share paid in this offering, by issuing additional shares, to match any offering price paid, if lower, in subsequent offerings prior to February 9, 2003. Following the January 2001 offering described above, we issued an additional 257,627 shares of common stock to the purchasers in the December 2000 private placement, and a new warrant to purchase 264,407 shares of common stock exercisable at a price of $3.13 to replace the previously issued warrant to buy 135,593 shares of common stock at a price of $4.83 per share.  On October 22, 2002 this agreement was amended.  (See Note 9)

Note 9 – Interim Financing

On August 9, 2002 we received approximately $475,000 in net proceeds from the sale of term promissory notes with an original aggregate principal amount of $525,000. These notes mature in August 2003 and accrue interest at a rate of 15%. The outstanding principal amount and all accrued interest are to be paid upon maturity.  We can prepay the principal and accrued interest at any time without penalty. The purchasers of the promissory notes received warrants to purchase one share of our common stock at a purchase price of $2.50 for every dollar invested in the promissory notes. In total, warrants to purchase 525,000 shares of our common stock were issued. These warrants expire in ten years.  The expense related to the value of these warrants is being amortized over the life of the notes.  Amortization expense related to these warrants was $90,051 for the three months ended March 31, 2003. Interest expense was $20,000 for the three months ended March 31, 2003.

On October 23, 2002, we entered into an interim financing agreement with Pyxis for Pyxis to provide debt financing of up to $1.5 million.  The agreement was subsequently amended to provide for an aggregate of $2,000,000 in debt financing.  On October 23, 2002, November 15, 2002, December 16, 2002 and January 29, 2003, we issued four separate $500,000 promissory notes pursuant to the agreement.  These notes were to mature on December 31, 2003 and accrued interest at a rate of 15%. The outstanding principal amount and all accrued interest were to be paid upon maturity.  These notes were secured by all of our intellectual property except intellectual property relating to periodontal disease and sepsis.  On March 5, 2003, these notes were amended as part of our strategic alliance with Alticor. (See Note 7)

On October 22, 2002, as a condition for the interim financing with Pyxis noted above, we entered into separate agreements with the purchasers in the December 2000 and January 2001 private placements to temporarily waive certain provisions of these private placement agreements. Specifically, the purchasers temporarily waived their right, through March 31, 2003, to receive cash payments of up to $100,000 per month if our common stock was delisted from the Nasdaq SmallCap Market. Also waived through March 31, 2003 was the purchasers’ right to receive additional shares of our common stock for no additional consideration if we issued shares of our common stock at a price below $2.50 per share. Under these agreements the purchasers also agreed to cancel warrants to purchase an aggregate of 864,407 shares of our common stock. In exchange, we issued an aggregate of 1,676,258 shares of our common stock to the purchasers for no additional cash consideration.  The purchasers also agreed that if we received an equity investment of at least $3,000,000 from Pyxis prior to March 31, 2003, the temporary waivers of rights by the purchasers would become permanent. If we did not receive such an equity investment by that date, the temporary waivers would have terminated and we would have been required to issue warrants to purchase an aggregate of 864,407 shares of our common stock exercisable at $1.70 per share, subject to any stockholder approvals required by the market or exchange on which our common stock was traded or quoted. Of these warrants, the exercise price of warrants to purchase 600,000 shares of common stock would have been subject to adjustment downward to equal 125% of the price per share at which we sold any shares of our common stock (or securities convertible into common stock) prior to May 23, 2003.

The March 5, 2003 sale of Series A Preferred (See Notes 7 and 8) stock satisfied the conditions necessary to make permanent the temporary waivers discussed above.

Note 10 - Segment Information

We follow the provisions of SFAS No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for reporting information about operating segments in annual and interim financial statements, requiring that public business enterprises report financial and descriptive information about reportable segments based on a management approach. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. In applying the requirements of this statement, we continue to have one reportable segment, which is the development of genetic susceptibility tests and therapeutic targets for common diseases.

We have no assets outside of the United States.  For the three-month periods ended March 31, 2003 and 2002 all assets were located, and all revenue was primarily generated in the United States.

Note 11 - Recent Accounting Pronouncements

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

In November 2002, FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), was issued.  FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  We have not previously recorded a liability when guaranteeing obligations unless it became probable that we would have to perform under the guarantee.  FIN 45 applies prospectively to guarantees we issued or modified subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002.  We historically issued guarantees only on a limited basis and do not anticipate FIN 45 will have a material effect on our financial statements.

In December 2002, FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation 1 – Transition and Disclosure”.  SFAS No. 148 provides alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, this Statement amends the disclosure requirements to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We do not expect adoption of SFAS No. 148 to have a material impact on our financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in interim periods beginning after June 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 15, 2003, regardless of when the variable entity was formed.   We do not expect adoption of FIN No. 46 to have a material impact on our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q and the documents incorporated by reference within this document contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  Statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements.  Words or phrases such as “will likely result”, “expect”, “will continue”, anticipate”, “estimate”, “intend”, “plan”, “project”, “outlook”, or similar expressions are intended to identify forward-looking statements.  Forward-looking statements address or may address the following subjects:

•                  The sufficiency of our current cash resources, additional anticipated financings and anticipated revenues to fund operations into 2005;

•                  Our expectation that we will receive up to $5,000,000 in revenue over the next two years from an affiliate of Pyxis Innovations Inc. under the terms of the Research Agreement with this affiliate;

•                  Our expectation that we may receive a $2,000,000 milestone payment under the terms of the Stock Purchase Agreement with Pyxis;

•                  Our expectation that we may receive a $1.5 million working capital loan from Pyxis;

•                  Our expectation that we will receive royalty payments and/or genetic test processing revenue under the terms of a License Agreement with an affiliate of Pyxis;

•                  Our expectation that we may sign additional research agreements with affiliates of Pyxis, or other third parties, on terms beneficial to us;

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

•                  Our expectation that our total research and development costs, including clinical costs, but excluding contract research and development, will be between approximately $1.6 and $2.0 million for the year ended December 31, 2003;

•                  Our expectation that we might derive benefit from our patented intellectual property; and

•                  Our expectation that we will continue to experience losses until our genetic testing and other revenues grow substantially from current levels.

Actual results may vary materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include but are not limited to: risks related to market acceptance of genetic risk assessment tests in general and our products in particular, risks related to our dependence on our controlling stockholder,

Pyxis, and its affiliates, our ability with our research and marketing partners to successfully and timely develop and market genetic test, nutritional and therapeutic products, our ability to receive royalty and milestone payments, risks related to technology and product obsolescence, our ability to fund operations into 2005, competitive risks and those risks set forth within the section titled “Factors That May Affect Our Future Performance” beginning on page 21 within this report.  We cannot be certain that our results will not be adversely affected by one or more of these factors or by other factors not currently anticipated.  All information set forth in this Form 10-Q is as of the date of this Form 10-Q.  In addition, any forward-looking statements represent Interleukin’s estimates only as of the day this report was first filed with the Securities and Exchange Commission and should not be relied upon as representing Interleukin’s estimates as of any subsequent date.  While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

GENERAL OVERVIEW

We develop and sell genetic susceptibility tests, tests that identify which individuals will respond to specific drug therapies and medical research tools. We focus our efforts on discovering genetic factors that predict the susceptibility of individuals to various diseases or determine which individuals will respond to a specific drug therapy or to specific nutritional products. We market PST(R) in the United States and Europe. PST is our only genetic test currently on the market and predicts the risk of periodontal disease. We are currently developing genetic tests, related biomarker tests, and screening systems for validating nutrigenomic consumables.  Our initial focus is to develop these genetic and biomarker tests and screening systems in the areas of osteoporosis and coronary artery disease.   We are also developing a genetic test that predicts which drug treatment will be most effective for patients with advanced Rheumatoid Arthritis.

Every living organism has a unique “genome,” a master blueprint of all the cellular structures and activities necessary to build and support life. A genome is a map of the organism’s DNA, which is in part comprised of segments called “genes.” Genes contain the specific sequences of information responsible for particular physiological traits and processes. Each gene contains a sequence of nucleotides, which provide precise genetic instructions to create, or “express” a protein. Proteins are the primary building blocks of an organism’s physiological characteristics. A typical human cell contains thousands of different proteins essential to its structure, growth and function. If even one gene or single nucleotide is abnormal, it can severely alter the cell’s function and result in a disease condition. Throughout the past decade, researchers have focused on discovering genes and sequencing the human genome to determine the order of nucleotides in a specific gene, permitting identification of the gene and the protein it produces using a variety of techniques. For example, scientists have used cDNA libraries, which contain copies of DNA with only the expressed portion of the gene, in conjunction with computer software to identify locations of genes within the genome. Recent advances have allowed these technologies to operate in a high-throughput manner, causing the discovery of genes to become much more efficient and allowing researchers to focus on the functional aspects of genes. Understanding the functional aspects of genes permits the researchers to correlate those genes to medically relevant conditions. The efforts to discover and understand these functional aspects of the genes in the human genome are commonly referred to as “functional genomics.” Identifying genes that may predispose a person to a particular disease may allow researchers to develop diagnostic tests for the disease permitting early diagnosis and more successful treatment. We believe that combining genetic susceptibility tests with specific therapeutic strategies results in improved clinical outcomes and more cost-effective disease management.

On March 5, 2003, we entered into a broad strategic alliance with several affiliates of the Alticor family of companies to develop and market novel nutritional and skin care products.  The alliance will utilize our intellectual property and expertise in genomics to develop personalized consumer products.

The alliance includes an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations.  The financial elements of this alliance are described in greater detail in the section titled “Liquidity and Capital Resources” beginning on page 19.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002

Revenue for the three months ended March 31, 2003 was $28,738 compared to $9,012 for the three months ended March 31, 2002, an increase of 219%. The increase was primarily due to $17,000 in revenue from a single customer for genotyping services to that customer.  We do not expect this revenue to be recurring.  Excluding this revenue, our revenue increased $2,726 or 30%. Cost of revenue was $16,882 for the three months ended March 31, 2003, compared to $150 for the same period in 2002. Gross profit margin was 41% in the three months ended March 31, 2003 compared to 99% for the same period in 2002.  The increased costs of sales, and decreased margins were due to the revenue from the single customer mentioned above.  Genotyping services provided to that customer were completed at a very low margin.

For the three months ended March 31, 2003, we had research and development expenses of $872,439 as compared to $928,016 for the same quarter of 2002, a decrease of 6%.  The decrease was primarily the result of decreases in patent costs and market research.

During 2003 we are planning several new and ongoing research and clinical projects both in-house and through collaborative partners.  The most significant projects are the following:

Nutrigenomic Products:  Pursuant to the terms of our Research Agreement with Alticor we are working with Alticor to develop Nutrigenomic products for sale in the United States.  Our primary responsibility will be to develop tests to assess genetic risk and tests to assess clinical risk and to develop screening technologies to validate the effectiveness of Nutrigenomic consumables.  Additionally, we will play a key role in enhancing and maintaining scientific credibility in academic and medical communities.  After our initial focus in developing products for sale in the United States we expect that we will expand our focus to include developing Nutrigenomic Products for sale overseas and developing products in the area of skin care.

Rheumatoid Arthritis:  In collaboration with United Health Group, we are conducting a study to determine whether analysis of genotype will be useful to predict responses to anti-cytokine therapy for individuals with rheumatoid arthritis.  The anti-cytokine therapies currently on the market act very differently on human biology.  Two of the three anti-cytokine therapies used to treat rheumatoid arthritis are anti TNFα drugs; the other acts upon the

IL-1 gene.  We believe that depending upon the specific genetics of individuals, we might be able to predict which class of drugs would be most effective.

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

We continue to assess opportunities to develop off-patent drugs or drugs that have been shown to be safe but do not have FDA approval for any specific application and attempt to validate these drugs for new applications.  We hope to use our knowledge of genetic variations in the area of inflammation to find new applications for these drugs and to develop drugs, which may be efficacious for individuals of specific genotypes.

We are also continuing the development of our basic understanding of genetic variations, specifically as it relates to inflammation.  We expect to identify and study new single nucleotide polymorphisms (SNPs) that cause functional changes on inflammatory responses to stimuli.

We expect total research and development costs, including clinical costs, but excluding costs that will be included in costs of sales, to be between approximately $1.6 and $2.0 million for the calendar year 2003. Actual costs may vary from this estimate as a result of changes in technology, the success of current and future research projects, the success or failure of our current or future strategic alliances and collaborations and the identification of new business opportunities.

We have not made an attempt to finalize an estimate of our research and development expenses beyond 2003 due to the factors listed above.

Selling, general and administrative expenses were $698,399 during the three months ended March 31, 2003 compared to $542,466 during the same quarter last year, an increase of 29%.  The increase was primarily the result of an increase in legal expenses related to our negotiation of a strategic alliance with Alticor and its affiliates.

Interest income for the three months ended March 31, 2003 was $5,762 compared to $13,003 for the same period in 2002.  This decrease was due primarily to the lower average cash and cash equivalent balances in 2003 in comparison to the same period in 2002 and a lower average interest rate during the current year.  Interest expense of $28,027 was incurred during the quarter ended March 31, 2003, compared to $3,254 in the same period in 2002.  The increase is primarily due to interest expense related to our long-term debt with Alticor and the term promissory notes sold in August 2002.  We also had an expense of $90,051 related to the amortization of the value of the warrants associated with these promissory notes.  This expense is being amortized over the life of the notes.

LIQUIDITY AND CAPITAL RESOURCES

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

The alliance includes an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations.  The major elements of the alliance are:

•                  The purchase by Pyxis of $7,000,000 of equity in the form of 5 million shares of Series A Preferred Stock for $1.40 per share, convertible into approximately 28,157,683 shares of common stock at a conversion price equal to $0.2486, representing 54.9% of our common stock assuming conversion of the preferred stock (without taking into account the conversion into common stock of current and potential loans extended to Interleukin by Pyxis).  Upon achievement of a defined milestone, Pyxis is obligated to contribute an additional $2,000,000, for no additional shares, for a total equity funding of $9,000,000 and a conversion price of $0.3196.

•                  The right of the Series A holders to nominate and elect four directors to a five person board.  To accommodate the election of the four Series A directors, which occurred on March 24, 2003, all of Interleukin’s previous directors, except for Philip Reilly, Interleukin’s Chief Executive Officer, resigned.

•                  A research and development agreement providing us with funding of $5,000,000, payable over the next 24 months, to conduct certain research projects with a royalty on resulting products.

•                  Credit facilities in our favor, as follows:

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

These credit facilities will mature in December 2007, bear interest at 1% over the prime rate, are secured by a security interest in our intellectual property, and are convertible at the election of Pyxis into shares of common stock at a conversion price initially equal to $0.4972 per share, subject to future adjustment.

On August 9, 2002 we received approximately $475,000 in net proceeds from the sale of term promissory notes with an original aggregate principal amount of $525,000. These notes mature in August 2003 and accrue interest at a rate of 15%. The outstanding principal amount and all accrued interest are to be paid upon maturity.  We can prepay the principal and accrued interest at any time without penalty. The purchasers of the promissory notes received warrants to purchase one share of our common stock at a purchase price of $2.50 for every dollar invested in the promissory notes. In total, warrants to purchase 525,000 shares of our common stock were issued. These warrants expire in ten years.  Amortization expense related to the issuance of these warrants was $90,051 for the three months ended March 31, 2003.

On October 23, 2002, we entered into an interim financing agreement with Pyxis to provide debt financing of up to $1.5 million.  The agreement was subsequently amended to provide for an aggregate of $2,000,000 in debt financing.  On October 23, 2002, November 15, 2002, December 16, 2002 and January 29, 2003, we issued four separate $500,000 promissory notes pursuant to the agreement.  These notes were to mature on December 31, 2003 and accrued interest at a rate of 15%. The outstanding principal amount and all accrued interest were to be paid upon maturity.  These notes were secured by all of our intellectual property except intellectual property relating to periodontal disease and sepsis.  On March 5, 2003, these notes were amended pursuant to the strategic alliance agreement with Alticor and its affiliates. (See above)

On October 22, 2002, as a condition for the interim financing with Pyxis noted above, we entered into separate agreements with the purchasers in the December 2000 and January 2001 private placements to temporarily waive certain provisions of these private placement agreements. Specifically, the purchasers temporarily waived their right, through March 31, 2003, to receive cash payments of up to $100,000 per month if our common stock is delisted from the Nasdaq SmallCap Market. Also waived through March 31, 2003 was the purchasers’ right to receive additional shares of our common stock for no additional consideration if we issued shares of its common stock at a price below $2.50 per share. Under these agreements the purchasers also agreed to cancel warrants to purchase an aggregate of 864,407 shares of common stock. In exchange, we issued an aggregate of 1,676,258 shares of our common stock to the purchasers for no additional cash consideration.  The purchasers also agreed that if we received an equity investment of at least $3,000,000 from Pyxis prior to March 31, 2003, the temporary waivers of rights by the purchasers would become permanent. If we did not receive such an equity investment by that date, the temporary waivers would have terminated and we would have been required to issue warrants to purchase an aggregate of 864,407 shares of our common stock exercisable at $1.70 per share, subject to any stockholder approvals required by any market or exchange on which our common stock was traded or quoted. Of these warrants, the exercise price of warrants to purchase 600,000 shares of common stock would have been subject to adjustment downward to equal 125% of the price per share at which we sold any shares of our common stock (or securities convertible into common stock) prior to May 23, 2003.

The March 5, 2003 sale of Series A Preferred (See above) stock satisfied the conditions necessary to make permanent the temporary waivers discussed above.

Since inception, we have incurred accumulated deficits of approximately $42.5 million, including losses of approximately $1.7 million during the three months ended March 31, 2003.  Net cash used in operating activities was $1.5 million during the three months ended March 31, 2003 and $1.4 million during the same period last year. We anticipate that we will continue to experience losses until our genetic testing revenues grow substantially from current levels.

As of March 31, 2003, we had long-term notes payable to Pyxis of $2,000,000.  This debt matures December 31, 2007 and pays interest quarterly at a variable rate of 1% over the Prime rate.  We also have a short-term note payable of $525,000 that matures in August 2003 and pays interest at 15%.  The principal and all the accrued interest on this note is payable at maturity.  Pursuant to the terms of our strategic alliance agreements with Alticor and its affiliates signed on March 5, 2003, Pyxis has agreed to refinance this note, prior to its maturity, on the same terms as our existing long-term debt agreement with Pyxis.

Our obligation at March 31, 2003 for capitalized lease obligations totaled approximately $33,000, of which $14,000 is classified as long-term and $19,000 is classified as current.    We currently do not have any commitments for material capital expenditures.

As of March 31, 2003 we had cash and cash equivalents totaling $6.5 million compared to $734,000 as of December 31, 2002. We anticipate that existing cash and cash equivalents, along with anticipated revenues, and additional financings from Pyxis under the terms of the March 5, 2003 strategic alliance agreements, will be adequate to fund operations into 2005.  Our future financial requirements are anticipated to be substantial, and we do not have commitments for additional funding at this time. Financial requirements are expected to arise from the commercial launch of additional genetic tests, continued research and development efforts, the protection of intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. We can give no assurance that we will be able to achieve the milestone necessary to receive the $2 million milestone payment from Pyxis nor can we give any assurance that we will be able to raise any additional capital at all, or if we do raise additional capital, that it will be on terms acceptable to us or our stockholders. If additional amounts cannot be raised, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other alternatives up to and including protection under the United States Bankruptcy Laws.

Factors That May Affect Our Future Performance

We have a history of operating losses and expect these losses to continue in the future.

We have experienced significant operating losses since our inception and expect these losses to continue for some time. We incurred losses from operations of $4.8 million in 2001, $5.1 million in 2002 and $1.7 million through the first three months of 2003. As of March 31, 2003, our accumulated deficit was $42.5 million. Our losses result primarily from research and development and selling, general and administrative expenses. We have not generated significant revenues from product sales, and we do not know if we will ever generate significant revenues from product sales. We will need to generate significant revenues to continue our research and development programs and achieve profitability. We cannot predict when, if ever, we will achieve profitability.

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

We have limited experience and capabilities with respect to distributing, marketing and selling genetic susceptibility tests. We have relied and plan to continue to rely significantly on sales, marketing and distribution arrangements with third parties, over which we have limited influence. If these third parties do not successfully market our products, it will reduce our sales and increase our losses. If we are unable to negotiate acceptable marketing and distribution agreements with future third parties, or if in the future we elect to perform sales, marketing and distribution functions ourselves, we will incur significant costs and face a number of additional risks, including the need to recruit experienced marketing and sales personnel.  On March 5, 2003, we signed a strategic alliance with Alticor and its affiliates.  As part of this alliance, Alticor’s affiliates will conduct some sales, marketing and distribution functions on our behalf.  While they have far more experience and success in marketing, selling and distributing products than we do, we could become very dependent upon their efforts and their failure to successfully market our products could reduce our sales and increase our losses.

If we fail to obtain additional capital, or obtain it on unfavorable terms, then we may have to end our research and development programs and other operations.

We anticipate our current cash, along with our anticipated revenue, anticipated new debt issuances and equity milestone payments will be sufficient to fund operations, as planned into 2005.  If we are not generating sufficient cash or cannot raise additional capital prior to 2005, we may be unable to fund our business operations and will be required to seek other strategic alternatives and may be required to declare bankruptcy. Any future issuances of equity securities by us will require stockholder approval for an increase in authorized shares. If we are unable to obtain such approval, we will be required to seek other strategic alternatives and may be required to declare bankruptcy.

Our future financial needs depend on many factors. We will need funds for the commercial launch of additional genetic tests, continued research and development efforts, obtaining and protecting patents and administrative expenses. Additional financing may not be available when needed, or, if available, it may not be available on favorable terms. If we cannot obtain additional capital on terms acceptable terms when needed, we may have to discontinue operations, or, at a minimum, curtail one or more of our research and development programs.

Because Pyxis has a controlling percentage of the voting power of our outstanding stock, other stockholders’ voting power is limited.

On matters for which the holder of our preferred stock, Pyxis, votes on an as-converted basis with holders of common stock, Pyxis would have approximately 54.9% of shares of common stock deemed entitled to vote.  Accordingly, Pyxis will be able to determine the outcome of these stockholder votes, including votes concerning the election of directors, the adoption or amendment of some provisions in our Certificate of Incorporation or By-Laws and the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets. Pyxis may make decisions that are adverse to other stockholders’ or warrantholders’ interests. This ownership concentration may also adversely affect the market price of our common stock.  Pyxis has the right to designate four of our five directors and the four directors designated by Pyxis are all employees of Pyxis or its affiliates.

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

Entering into strategic alliances for the development and commercialization of products and services based on our discoveries is an important element of our business strategy. We anticipate entering into additional collaborative arrangements with Alticor affiliates and other parties in the future. We face significant competition in seeking appropriate collaborators. In addition, these alliance arrangements are complex to negotiate and time-consuming to document. If we fail to maintain existing alliances or establish additional strategic alliances with Alticor’s affiliates and others, then our ability to develop and market products and services will be damaged. In addition, the terms of any future strategic alliances may be unfavorable to us or these strategic alliances may be unsuccessful.

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

As a result of the losses incurred since inception, we have not recorded a federal income tax provision and have recorded a valuation allowance against all future tax benefits. As of December 31, 2002, we had net operating loss carryforwards of approximately $33.8 million for federal and state income tax purposes, expiring in varying amounts through the year 2022. We also had a research tax credit of approximately $369,000 at December 31, 2002, that expires in varying amounts through the year 2022. Our ability to use these net operating loss and credit carryforwards is subject to restrictions contained in the Internal Revenue Code which provide for limitations on our utilization of our net operating loss and credit carryforwards following a greater than 50% ownership change during the prescribed testing period. We have experienced two such ownership changes.  One change came in March 2003, and the other was in June 1999. As a result, all of our net operating loss carryforwards will be limited in utilization.  The annual limitation may result in the expiration of the carryforwards prior to utilization. In addition, in order to realize the future tax benefits of our net operating loss and tax credit carryforwards, we must generate taxable income, of which there is no assurance.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of March 31, 2003 the only financial instruments we carried were cash and cash equivalents.  We believe the market risk arising from holding these financial instruments is not material.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on May 9, 2003 have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

The Series A Preferred Stock issued in the private placement is initially convertible into 28,157,683 shares of our common stock reflecting a conversion price of $.2486 per share (or $.3196 per share if the milestone payment is received), subject to weighted average antidilution adjustments.  Assuming the conversion of all shares of Series A Preferred Stock, such shares represent 54.9% of the outstanding shares of our common stock.

The Series A Preferred Stock was issued in return for a capital contribution of $7,000,000 and is convertible into shares of common stock at an initial conversion price of $.2486 per share.  If we achieve the milestone of entering into a genetics testing agreement with one or more customers with a projected internal rate of return of at least twenty percent (20%) and a payback period of three (3) years or less, Pyxis will make an additional capital contribution of $2,000,000.  This subsequent milestone payment will increase the effective conversion price per common stock equivalent share to $.3196 per share.  Alticor, the parent of Pyxis, has guaranteed this $2,000,000 payment if the milestone is achieved.

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

In the event of any liquidation, dissolution or winding up of our company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of our assets or surplus funds to the holders of our common stock by reason of their ownership thereof, the amount of two times the then-effective conversion price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them.  After receiving this amount, the holders of the Series A Preferred Stock shall participate on an as-converted basis with the holders of common stock in any of our remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of our common stock determined by dividing the then-effective purchase price (originally $1.40, or $1.80 if the milestone payment is received, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion.  The initial conversion price is $.2486 per share (or $.3196 per share if the milestone payment is received), subject to weighted average antidilution adjustment.

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

None

c) Not applicable

d) Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

On January 30, 2003 we filed a report on Form 8-K to announce the securing of additional interim funding to support operations through February 2003.

On March 5, 2003 we filed a report on Form 8-K (which we amended by filing an 8-K/A on March 11, 2003 to announce our strategic alliance with Alticor and its affiliates.

On March 26, 2003 we filed a report on Form 8-K to announce the public dissemination of a press release reporting our results for the quarter and year ended December 31, 2002.

Exhibits:

Exhibit 99.1: Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Exhibit 99.2: Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 99.3:  Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLEUKIN GENETICS, INC.

Date: May 14, 2003	By:	/s/ Philip R. Reilly
Philip R. Reilly Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Fenel M. Eloi
Fenel M. Eloi Chief Financial Officer, Secretary & Treasurer (Principal Financial and Accounting Officer)