Form 10-Q
period 2003-06-30
INTERLEUKIN GENETICS INC
filed 2003-08-11
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number: 0-23413

Draft 8-5-03

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Title of Each Class	Outstanding at July 31, 2003
Common stock, $.001 Par value	23,233,088

INTERLEUKIN GENETICS, INC.
Form 10-Q
INDEX

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$6,477,270	$733,848
Accounts receivable, net of allowance for doubtful accounts of $0 and $18,000 at June 30, 2003 and December 31, 2002, respectively	3,101	3,244
Prepaid expenses and other current assets	78,978	99,896

Total current assets	6,559,349	836,988

Fixed assets, net	319,770	320,567

Other assets	118,403	92,224

Total assets	$6,997,522	$1,249,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$175,961	$268,234
Accrued expenses	573,958	462,969
Deferred revenue	37,360	45,360
Term notes, net of discount of $30,017 and $210,119 at June 30, 2003 and December 31, 2002, respectively	494,983	314,881
Current portion of capital lease obligations	24,568	24,573

Total current liabilities	1,306,830	1,116,017

Long-term notes	2,595,336	1,500,000
Capital lease obligations, less current portion	30,925	18,322

Total liabilities	3,933,091	2,634,339

Stockholders’ equity:
Preferred stock, Series A $0.001 par value- 5,000,000 shares authorized, issued and outstanding; aggregate liquidation preference of $14,000,000 at June 30, 2003	5,000	—
Common stock, $0.001 par value - 50,000,000 shares authorized; 23,257,715 and 23,142,876 shares issued and 23,233,088 and 23,118,249 outstanding at June 30, 2003 and December 31, 2002, respectively	23,258	23,143
Treasury stock - 24,627 shares at cost	(250,119)	(250,119)
Additional paid-in capital	46,719,877	39,662,256
Accumulated deficit	(43,433,585)	(40,819,840)

Total stockholders’ equity	3,064,431	(1,384,560)

Total liabilities and stockholders’ equity	$6,997,522	$1,249,779

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002

Revenue	$632,909	$13,540	$661,647	$22,552

Cost of revenue	382,455	185	399,337	335

Gross profit	250,454	13,355	262,310	22,217

Operating Expenses:
Research and development	475,875	850,179	1,348,314	1,778,195
Selling, general and administrative	603,441	569,240	1,296,153	1,111,707

Total operating expenses	1,079,316	1,419,419	2,644,467	2,889,902

Loss from operations	(828,862)	(1,406,064)	(2,382,157)	(2,867,685)

Other income (expense):
Interest income	17,250	6,751	23,013	19,755
Interest expense	(46,473)	(3,013)	(74,500)	(6,267)
Other income (expense)	(90,051)	—	(180,101)	697

Total other income (expense)	(119,274)	3,738	(231,588)	14,185

Net loss	$(948,136)	$(1,402,326)	$(2,613,745)	$(2,853,500)

Basic and diluted net loss per share	$(0.04)	$(0.07)	$(0.11)	$(0.13)

Weighted average common shares outstanding	23,161,926	21,434,403	23,140,230	21,431,380

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,613,745)	$(2,853,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	229,425	42,530
Change in value of stock options issued as compensation for services rendered	111,997	(4,955)
Changes in assets and liabilities:
Accounts receivable, net	143	71,109
Prepaid expenses and other current assets	20,919	7,173
Accounts payable	(92,273)	101,965
Accrued expenses	110,987	12,700
Deferred revenue	(7,999)	(74,241)

Net cash used in operating activities	(2,240,546)	(2,697,219)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(16,130)	(179,487)
Decrease (increase) in other assets	(26,180)	19,843

Net cash used in investing activities	(42,310)	(159,644)

CASH FLOW FROM FINANCING ACTIVITIES
Net proceeds from sale of Preferred Series A	6,850,225
Proceeds from issuance of bridge loan	1,095,336
Net proceeds from sales of common stock, net	100,514	6,119
Payments of capitalized lease obligations, net	(19,797)	(20,315)

Net cash provided by (used in) financing activities	8,026,278	(14,196)

Net increase (decrease) in cash and equivalents	5,743,422	(2,871,059)

Cash and cash equivalents, beginning of period	733,848	3,922,736

Cash and cash equivalents, end of period	$6,477,270	$1,051,677

Supplemental disclosures of cash flow information:

Cash paid for interest	$28,637	$6,267

Cash paid for income taxes	$—	$—

Supplemental disclosures of noncash investing and financing activities:

Acquisition of fixed assets under capital leases	$32,395	$42,238

The accompanying notes are an integral part of these condensed consolidated financial statements

Note 1 – Presentation of Interim Information

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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial reporting and with Securities Exchange Commission rules and regulations for Form 10-Q. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes in our Annual Report on Form 10-K for the year ended December 31, 2002.  The interim condensed consolidated financial statements are unaudited; however, in the opinion of our management, they include all adjustments, consisting only of normal recurring adjustments, necessary to make the interim financial information not misleading. All significant intercompany transactions and accounts have been eliminated in consolidation.  Results for interim periods are not necessarily indicative of those to be expected for the full year.

Since our inception, we have incurred accumulated deficits of approximately $43.4 million, including a net loss of approximately $2.6 million during the six month period ended June 30, 2003. During that period, we incurred negative cash flows from operating activities of approximately $2.2 million.

We anticipate our current cash, along with our anticipated revenue, anticipated new debt issuances and the anticipated equity milestone payment from Pyxis Innovations, Inc. will be sufficient to fund operations as planned into 2005.

Our future financial needs depend on many factors. We will need funds for the commercial development of additional genetic tests, continued research and development efforts, our obligations under existing contract research agreements, obtaining and protecting patents, and administrative expenses. Additional financing may not be available when needed, or, if available, it may not be available on favorable terms. If we cannot obtain additional capital on acceptable terms when needed, we may have to discontinue operations, or, at a minimum, curtail one or more of our research and development programs.

Note 2 – Significant Accounting Policies

We believe our most significant accounting policies are in the areas of revenue recognition, cost estimations of certain ongoing research contracts, the accounting treatment of patent related costs as incurred and our treatment of employee stock options.

Revenue recognition:

Contract revenues are recognized ratably as services are provided based on a fixed contract price or on negotiated hourly rates.  Royalty revenue is recorded monthly in accordance with the royalty agreements with each of our marketing partners and based upon the number and value of the tests processed.  These revenues are reported as accounts receivable until they are paid.  Fees for the sale or licensing of product rights are recorded as deferred revenue upon receipt and recognized as revenue on the straight-line basis over the period that the related products or services are delivered or obligations as defined in the agreement are performed.  Revenue from genetic susceptibility tests is recognized when the tests have been completed and the results reported.

Cost estimates:

Some of our research and development is done on contract by outside parties.  It is not unusual that at the end of an accounting period we need to estimate both the total cost of these projects and the percent of that project which was completed as of the accounting date.  We then need to adjust those estimates when actual final costs are known.  To date, these adjustments have not been material to our financial statements, and we believe that the estimates that we made as of June 30, 2003 reflect the actual expenses incurred as of that date.  However, the possibility exists that certain research projects might cost more than we have estimated and that these higher costs will be reflected in future periods.

Patent expenses:

Prior to March 2003, patent costs were expensed as incurred due to the possibility that we would never be able to derive any benefits from our patents.  We have exclusive rights (subject to rights granted to an affiliate of Alticor within the fields of dermagenomics and nutragenomics) in fourteen issued U.S. patents, we have received notices of allowance on two U.S. patent applications and have thirteen additional pending U.S. patents applications.  We have also been granted a number of corresponding foreign patents and we have a number of foreign counterparts of our U.S. patents and patent applications pending.  Since inception we have expensed approximately $2.4 million in the effort to obtain patent protection for our intellectual property including $74,000 during the three months ended March 2003.  Due to the alliance with Alticor Inc. that was announced on March 5, 2003, we started to capitalize certain costs of patents for which the prospect of deriving benefits has become more certain.  During the three months ended June 30, 2003 we have capitalized $51,000 in patent costs.  We will amortize these patents over the shorter of the life of the patent or ten years, their expected useful life.

Stock-Based Compensation

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees.  Under APB 25, no stock-based compensation is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002.  The stock compensation expense in the below table recognizes the expense over the vesting period of the stock options.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss applicable to common stock:

As reported	$(948,136)	$(1,402,326)	$(2,613,745)	$(2,853,500)
Less: fair value impact of employee stock compensation:	(125,046)	(188,556)	(395,920)	(312,174)

Pro forma	$(1,073,182)	$(1,590,882)	$(3,009,665)	$(3,165,674)
Basic and diluted net loss per share

As reported	$(0.04)	$(0.07)	$(0.11)	$(0.13)

Pro forma	$(0.05)	$(0.07)	$(0.13)	$(0.15)

The fair value of the options was estimated at the date of grant using a Black-Scholes option valuation model with the weighted-average assumptions listed in the table below:

	2003	2002
Risk free interest rate	4.0%	4.0%
Expected life	7 years	7 years
Expected volatility	90%	100%
Expected dividend yield	0%	0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company’s employee stock options have characteristics significantly different from those of traded options such as extremely limited transferability and, in most cases, vesting restrictions. In addition, the assumptions used in option valuation models (see above) are based upon historical averages that may not predict future results, particularly the expected stock price volatility of the underlying stock. Because changes in these input assumptions can materially affect the fair value estimate, in management’s opinion, existing valuation models do not provide a reliable, single measure of the fair value of its employee stock options.

Note 3 – Cash and cash equivalents

On June 30, 2003 we reported a cash and cash equivalent balance of $6,477,270.  This included the receipt of $595,336 from the sale of a long-term promissory note to Pyxis on June 30, 2003 under the terms of the credit facilities described in Note 8.  This cash receipt was used, as required under the terms of the note, on July 1, 2003 to repay the short-term promissory notes that were sold on August 9, 2002 and are described in Note 10.  The amount paid on July 1, 2003 to the holders of these promissory notes, including accrued interest, was $595,336.  Our cash balance on June 30, 2003, excluding the receipt of this cash, was $5,881,934.

Note 4 – Research Arrangements

Pursuant to the terms of our Research Agreement with Alticor (see Note 8) we are working with Alticor to develop nutrigenomic products for sale in the United States.  Our primary responsibility will be to develop tests to assess genetic risk, other clinical tests and screening technologies to validate the effectiveness of nutrigenomic consumables.  Additionally, we will play a key role in enhancing and maintaining scientific credibility in academic and medical communities.  After our initial focus in developing products for sale in the United States we expect that we will expand our focus to include developing nutrigenomic products for sale overseas and developing products in the United States and overseas in the area of skin care.

We have had a collaborative relationship with Sheffield University since 1994.  In July 1999, we entered into an arrangement with Sheffield whereby we acquired the right to develop and commercialize Sheffield’s past and future discoveries.  Pursuant to this Research and Technology Transfer Agreement, Sheffield agreed to forego its rights to future royalties and granted us commercialization rights to future discoveries in exchange for 275,000 shares of our common stock.  This common stock had a market value of $653,000 at the time of issuance and was recorded as a research and development expense in the period of issuance.  This agreement also requires us to issue options on July 1st of each year to Sheffield to purchase our common stock.  Each option issued is exercisable at the then current market price for a number of shares determined as follows: (i) 25,000 shares if this agreement is in effect and (ii) 10,000 shares for each patent application related to Sheffield’s discoveries that we filed during the preceding 12 months.  This agreement has a term of five years and may be canceled by us if the principal collaborator at Sheffield, Dr. Gordon Duff, leaves Sheffield or by either party upon six months’ notice.  Under the terms of this agreement we have issued options to acquire 35,000 shares of our common stock in both 2001 and 2002. An additional 45,000 shares are due to be issued in 2003.  The expense related to the 2003 issuance has already been accrued.  In total we have issued, or are committed to issue options to acquire 150,000 shares of our common stock.  These options were fully vested upon issuance and expire five years from the dates of issuance.

We also entered into a Research Support Agreement with Sheffield in July 1999 that requires us to pay the costs of all genetic research being conducted on our behalf at Sheffield.  Sheffield conducts this research according to an Annual Research Plan that is determined by a Steering Committee made up equally of members from Sheffield and us.  This agreement automatically renews in one-year increments, but may be canceled by us if Dr. Duff leaves Sheffield or by either party upon six months’ notice.  We have expensed approximately $170,000 for research, including $108,000 for stock compensation expense, but excluding the expenses related to our separate agreement with Dr. Duff, Sheffield’s key collaborator (see below) during the six months ended June 30, 2003.  Currently Sheffield is conducting genotyping in support of our other research programs but is not conducting any other research on our behalf under the terms of this agreement.

In September 1999, we entered into a five-year Consulting Agreement with Dr. Gordon Duff, Sheffield’s key collaborator.  In accordance with the Consulting

Agreement, Dr. Duff received 200,000 shares of our common stock for relinquishing interests in previous research agreements, the value of which was $475,000 and was recorded as research and development expense in the period of issuance.  Under this agreement Dr. Duff will also receive a royalty equal to one percent of the first $4 million of net sales under the PST technology and two percent of net sales above $4 million.  In July 2000, in consideration of future services, Dr. Duff received an option to purchase 25,000 shares of our common stock at the then current market price.  In July 2001 and July 2002, Dr. Duff received an additional option to purchase 25,000 shares our common stock at the market price as of that date in consideration of his ongoing consulting for us.  We are obligated to issue additional options to purchase 25,000 shares of common stock to Dr. Duff with an effective date of July 2003.  The expense related to this issuance of stock options has already been accrued.  These options will be fully vested upon issuance and expire five years from the date of issuance.  Dr. Duff also received cash payments of approximately $48,000 for the six months ended June 30, 2003 for services rendered under the terms of this consulting agreement.

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

Note 5 – Revenue Recognition

Contract revenues are recognized ratably as services are provided based on a fixed contract price or on negotiated hourly rates.  Royalty revenue is recorded monthly in accordance with the royalty agreements with each of our marketing partners and based upon the number and value of the tests processed.  These revenues are reported as accounts receivable until they are paid.  Fees for the sale or licensing of product rights are recorded as deferred revenue upon receipt and recognized as revenue on the straight-line basis over the period that the related products or services are delivered or obligations as defined in the agreement are performed.  Revenue from genetic susceptibility tests is recognized when the tests have been completed and the results reported.

Note 6 – Use of Estimates

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

Note 7 – Basic and Diluted Net Loss per Common Share

Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), “Earnings per Share,” outlines methods for computing and presenting earnings per share. SFAS 128 requires a calculation of basic and diluted earnings per share for all periods presented.  We reported losses for the three month and six month periods ended June 30, 2003 and 2002 and accordingly, outstanding preferred shares, convertible debt, options and warrants have been excluded from the calculation of the diluted weighted average shares outstanding as they are antidilutive in loss periods.  The calculation of diluted net loss per common share for the periods ended June 30, 2003 excludes 28,157,683 shares for the 5,000,000 Series A Preferred Shares that were convertible into common shares and 5,219,903 shares for the $2,595,336 in debt that was convertible into common shares. The calculation also excludes 2,547,752 and 2,775,302 stock options outstanding and 525,000 and 1,345,952 warrants to purchase common stock outstanding at June 30, 2003 and June 30, 2002, respectively.

Note 8 – Strategic Alliance with Alticor Inc.

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

The alliance includes an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations.  The major elements of the alliance are:

•                  The purchase by Pyxis, an affiliate of Alticor, of $7,000,000 of equity in the form of 5 million shares of Series A Preferred Stock for $1.40 per share, convertible into approximately 28,157,683 shares of common stock at a conversion price equal to $0.2486, representing 54.8% of our common stock assuming conversion of the preferred stock (without taking into account the conversion into common stock of current and potential loans extended to us by Pyxis).  Upon achievement of a defined milestone, Pyxis is obligated to contribute an additional $2,000,000, for no additional shares, for a total equity funding of $9,000,000 and a conversion price of $0.3196.

•                  The right of the Series A holders to nominate and elect four directors to a five person board.  To accommodate the election of the four Series A directors, which occurred on March 24, 2003, all of our previous directors, except for Philip Reilly, our Chief Executive Officer, resigned.

•                  A research and development agreement providing us with funding of

$5,000,000, payable over the 24 months period ending March 2005, to conduct certain research projects with a royalty on resulting products.

•                  Credit facilities in our favor, as follows:

•                  $1,500,000 working capital credit line to initiate selected research agreements with third party entities approved by the board of directors of Interleukin;

•                  $2,000,000 refinancing of notes previously held by Pyxis Innovations Inc., extending the maturity date and reducing the interest rate; and

•                  $595,336 refinancing on July 1, 2003 of bridge financing notes previously held by third parties, extending the maturity date and reducing the interest rate.

As of June 30, 2003, there was $2,595,336 outstanding under the terms of these credit facilities.  These credit facilities will mature in December 2007, bear interest at 1% over the prime rate, require quarterly interest payments, are secured by a security interest in our intellectual property, and are convertible at the election of Pyxis into shares of common stock at a conversion price initially equal to $0.4972 per share, subject to future adjustment.

Note 9 – Capital Stock

Authorized Common Stock

At June 30, 2003, we had authorized 50,000,000 shares of $0.001 par value common stock of which 23,233,088 shares were outstanding, approximately 2.6 million shares were reserved for issuance upon exercise of outstanding stock options, 700,000 shares were reserved for issuance upon exercise of stock options available for grant under existing plans, 525,000 shares were reserved for the exercise of outstanding warrants to purchase common stock, approximately 470,000 shares were reserved for issuance under the Employee Stock Purchase Plan and the remaining authorized shares of common stock were reserved for issuance upon conversion of the Series A Preferred Stock.

On July 23, 2003, at our Annual Meeting of Shareholders, the shareholders approved amendments to our Certificate of Incorporation to increase the aggregate number of shares of common stock authorized for issuance from 50,000,000 to 75,000,000 and to increase the aggregate number of shares of preferred stock authorized for issuance from 5,000,000 to 6,000,000.  We filed a certificate of amendment to our certificate of incorporation, as amended, in August 2003. With these changes we now have sufficient shares of common stock authorized under our Certificate of Incorporation to cover all shares of common stock that we may be required to issue upon conversion of the Series A Preferred Stock (described below), outstanding and reserved stock options and warrants, the employee stock purchase plan and any of the shares that we may be required to issue upon the conversion of the notes described under the heading “Credit facilities in our favor” within Note 8.

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

The Series A Preferred Stock issued in the private placement was initially convertible into 28,157,683 shares of our common stock reflecting a conversion price of $.2486 per share (or $.3196 per share if the milestone payment is received), subject to weighted average antidilution adjustments.  Assuming the conversion of all shares of Series A Preferred Stock, such shares represent 54.8% of the outstanding shares of our common stock.

The Series A Preferred Stock was issued in return for a capital contribution of $7,000,000.  If we achieve the milestone of entering into a genetics testing agreement with one or more customers with a projected internal rate of return of at least twenty percent (20%) and a payback period of three (3) years or less, Pyxis will make an additional capital contribution of $2,000,000.  Alticor Inc., the parent of Pyxis, has guaranteed this $2,000,000 payment if the milestone is achieved.

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

Private Placements of Common Stock

In January 2001, we sold in a private placement 1.2 million shares of common stock for $2.50 per share. The purchasers of common stock also received warrants to purchase 600,000 shares of common stock exercisable at $3.00 per share. We generated net proceeds of approximately $2.9 million from this transaction.  Under the terms of this private placement, we were required to adjust the price per share paid in this offering, by issuing additional shares, to match any offering price paid, if lower, in subsequent offerings prior to May 23, 2003.  On October 22, 2002, this agreement was amended.  (See Note 10)

In December 2000, we sold in a private placement 542,373 shares of common stock for $3.69 per share. The purchasers of common stock also received warrants to purchase 135,593 shares of common stock exercisable at $4.83 per share. The Company generated net proceeds of approximately $2.0 million from this transaction. Under the terms of this private placement, we were required to adjust the price per share paid in this offering, by issuing additional shares, to match any offering price paid, if lower, in subsequent offerings prior to February 9, 2003. Following the January 2001 offering described above, we issued an additional 257,627 shares of common stock to the purchasers in the December 2000 private placement, and a new warrant to purchase 264,407 shares of common stock exercisable at a price of $3.13 to replace the previously issued warrant to buy 135,593 shares of common stock at a price of $4.83 per share.  On October 22, 2002 this agreement was amended.  (See Note 10)

Note 10 – Interim Financing

On August 9, 2002 we received approximately $475,000 in net proceeds from the sale of term promissory notes with an original aggregate principal amount of $525,000. These notes had an original maturity of August 9, 2003 and accrued interest at a rate of 15%.  We prepaid the outstanding principal and accrued interest on these notes on July 1, 2003. The purchasers of the promissory notes received warrants to purchase one share of our common stock at a purchase price of $2.50 for every dollar invested in the promissory notes. In total, warrants to purchase 525,000 shares of our common stock were issued. These warrants expire in ten years.  The expense related to the value of these warrants is being amortized over the life of the notes.  Amortization expense related to these warrants was $180,102 for the six months ended June 30, 2003. Interest expense was $39,000 for the six months ended June 30, 2003.

On June 30, 2003 we received $595,336 from Pyxis under the terms of the credit facilities described in Note 8 for the express purpose of repaying the term promissory notes issued on August 9, 2002.  On July 1, 2003, subsequent to the end of the fiscal quarter, we repaid these notes using these proceeds.

The total payment, including accrued interest was $595,336.

On October 23, 2002, we entered into an interim financing agreement with Pyxis, which as amended, provided for debt financing of up to $2.0 million.  On October 23, 2002, November 15, 2002, December 16, 2002 and January 29, 2003, we issued four separate $500,000 promissory notes pursuant to the agreement.  These notes were to mature on December 31, 2003 and accrued interest at a rate of 15%. The outstanding principal amount and all accrued interest were to be paid upon maturity.  These notes were secured by all of our intellectual property except intellectual property relating to periodontal disease and sepsis.  On March 5, 2003, these notes were amended as part of our strategic alliance with Alticor. (See Note 8).

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

The March 5, 2003 sale of Series A Preferred (See Notes 8 and 9) stock satisfied the conditions necessary to make permanent the temporary waivers discussed above.

Note 11 – Segment Information

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

We have no assets outside of the United States.  For the three and six month periods ended June 30, 2003 and 2002 all assets were located in, and all revenue was primarily generated in, the United States.

Note 12 – Recent Accounting Pronouncements

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

In April 2003, the FASB issued Statement No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting requirements for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The Company has determined that adoption of this statement will not have a material adverse impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability, or in certain instances, as an asset.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, otherwise SFAS 150 is generally effective with interim periods beginning after June 15, 2003.  The Company has determined that adoption of this statement will not have a material adverse impact on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q and the documents incorporated by reference within this document contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  Statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements.  Words or phrases such as “will likely result”, “expect”, “will continue”, anticipate”, “estimate”, “intend”, “plan”, “project”, “outlook”, or similar expressions are intended to identify forward-looking statements.  Forward-looking statements address or may address the following subjects:

•                  The sufficiency of our current cash resources, additional anticipated financings, anticipated revenues and the anticipated Pyxis equity milestone payment to fund operations into 2005;

•                  Our expectation that we will receive up to $5,000,000 in revenue over the twenty four month period ending March 2005 from an affiliate of Pyxis under the terms of the Research Agreement with this affiliate;

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

•                  Our expectation that our total research and development costs, including clinical costs, but excluding contract research and development, will be between approximately $2.0 and $2.4 million for the year ended December 31, 2003;

•                  Our expectation that we might derive benefit from our patented intellectual property; and

•                  Our expectation that we will continue to experience losses until our genetic testing and other revenues grow substantially from current levels.

Actual results may vary materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include but are not limited to: risks related to market acceptance of genetic risk assessment tests in general and our products in particular, risks related to our dependence on our controlling stockholder, Pyxis, and its affiliates, our ability with our research and marketing partners to successfully and timely develop and market genetic test, nutritional and therapeutic products, our ability to receive royalty and milestone payments, risks related to technology and product obsolescence, our ability to fund operations into 2005, competitive risks and those risks set forth within the section titled “Factors That May Affect Our Future Performance” beginning on page 28 within this report.  We cannot be certain that our results will not be adversely affected by one or more of these factors or by other factors not currently anticipated.  All information set forth in this Form 10-Q is as of the date of this Form 10-Q.  In addition, any forward-looking statements represent Interleukin’s estimates only as of the day this report was first filed with the Securities and Exchange Commission and should not be relied upon as representing Interleukin’s estimates as of any subsequent date.  While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

GENERAL OVERVIEW

We develop and sell genetic susceptibility tests to determine individual risk to common diseases, genetic tests that identify which individuals will respond to specific drug therapies and specific nutritional products and conduct contract research to develop these tests and other services in conjunction with strategic partners. We market PST(R) in the United States and Europe. PST, our only genetic test currently on the market, predicts the risk of periodontal disease. We are currently developing genetic tests, related clinical tests, and screening systems for validating nutrigenomic consumables.  Our initial focus is to develop these genetic and clinical tests and screening systems in the areas of osteoporosis and coronary artery disease.  We are also developing a genetic test that predicts which drug treatment will be most effective for patients with advanced Rheumatoid Arthritis.

Every living organism has a unique “genome,” a master blueprint of all the cellular structures and activities necessary to build and support life. A genome is a map of the organism’s DNA, which is in part comprised of segments called “genes.” Genes contain the specific sequences of information responsible for particular physiological traits and processes. Each gene contains a sequence of nucleotides, which provide precise genetic instructions to create, or “express” a protein. Proteins are the primary building blocks of an organism’s physiological characteristics. A typical human cell contains thousands of different proteins essential to its structure, growth and function. If even one gene or single nucleotide is abnormal, it can severely alter the cell’s function and result in a disease condition. Throughout the past decade, researchers have focused on discovering genes and sequencing the human genome to determine the order of nucleotides in a specific gene, permitting identification of the gene and the protein it produces using a variety of techniques. For example, scientists have used cDNA libraries, which contain copies of DNA with only the expressed portion of the gene, in conjunction with computer software to identify locations of genes within the genome. Recent advances have allowed these technologies to operate in a high-throughput manner, causing the discovery of genes to become much more efficient and allowing researchers to focus on the functional aspects of genes. Understanding the functional aspects of genes permits the researchers to correlate those genes to medically relevant conditions. The efforts to discover and understand these functional aspects of the genes in the human genome are commonly referred to as “functional genomics.” Identifying genes that may predispose a person to a particular disease may allow researchers to develop diagnostic tests for the disease permitting early diagnosis and more successful treatment. We believe that combining genetic susceptibility tests with specific therapeutic and nutritional strategies results in improved clinical outcomes and more cost-effective health maintenance and disease management.

On March 5, 2003, we entered into a broad strategic alliance with several affiliates of the Alticor family of companies to develop and market novel nutritional and skin care products.  The alliance will utilize our intellectual property and expertise in genomics to develop personalized consumer products.

The alliance includes an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations.  The financial elements of this alliance are described in greater detail in the section titled “Liquidity and Capital Resources” beginning on page 24.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 TO THREE MONTHS ENDED JUNE 30, 2002

Revenue for the three months ended June 30, 2003 was $632,909 compared to $13,540 for the three months ended June 30, 2002. The increase was due to $625,000 in revenue from our research agreement with Alticor.  This research agreement is expected to produce a total of $5,000,000 in revenue over the 24-month period ending March 2005.  Cost of revenue was $382,455 for the three months ended June 30, 2003, compared to $185 for the same period in 2002. Gross profit margin was 40% in the three months ended June 30, 2003 compared to 99% for the same period in 2002.  The increased costs of sales and decreased gross profit margin were primarily due to the increased costs associated with providing the research to Alticor.

For the three months ended June 30, 2003, we had research and development expenses of $475,875 as compared to $850,179 for the same quarter of 2002, a decrease of 44%.  The decrease was primarily the result of a re-allocation of resources from internally funded research and development to the research projects funded by Alticor that are included in costs of revenue.  During 2003 we are conducting new and ongoing research and clinical projects both in-house and through collaborative partners.  The most significant projects are the following:

Nutrigenomic Products:  Pursuant to the terms of our Research Agreement with Alticor we are working with Alticor to develop nutrigenomic products for sale in the United States.  Our primary responsibility will be to develop tests to assess genetic risk and other clinical tests and to develop screening technologies to validate the effectiveness of nutrigenomic consumables.  Additionally, we will play a key role in enhancing and maintaining scientific credibility in academic and medical communities.  After our initial focus in developing products for sale in the United States we expect that we will expand our focus to include developing nutrigenomic products for sale overseas and developing products in the United States and overseas in the area of skin care.

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

In collaboration with the University of Sheffield School of Health and Related Research (ScHARR), we are conducting a study to determine if it is cost effective to analyze patient genotypes prior to the use of Kineret in the treatment of Rheumatoid Arthritis.  The preliminary results of this study were announced at the American College of Rheumatoid meeting on October 26, 2002.  The results of the economic modeling indicate that use of a pharmacogenetic test prior to prescribing Kineret could potentially be cost-effective by producing higher response rates.

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

We expect total research and development costs, including clinical costs, but excluding costs associated with research for Alticor, that will be included in costs of sales, to be between approximately $2.0 and $2.4 million for the calendar year 2003. Actual costs may vary from this estimate as a result of changes in technology, the success of current and future research projects, the success or failure of our current or future strategic alliances and collaborations and the identification of new business opportunities.

We have not made an attempt to finalize an estimate of our research and development expenses beyond 2003 due to the factors listed above.

Selling, general and administrative expenses were $603,411 during the three months ended June 30, 2003 compared to $569,240 during the same quarter last year, an increase of 6%.  The increase was primarily the result of an increase in legal expenses related to SEC compliance issues.

Interest income for the three months ended June 30, 2003 was $17,250 compared to $6,751 for the same period in 2002.  This increase was due primarily to the higher average cash and cash equivalent balances in 2003 in comparison to the same period in 2002.  Interest expense of $46,473 was incurred during the quarter ended June 30, 2003, compared to $3,013 in the same period in 2002.  The increase is primarily due to interest expense related to our long-term debt to Alticor and the term promissory notes sold in August 2002.  We also had an expense of $90,051 in the three months ended June 30, 2003 related to the amortization of the value of the warrants associated with the August 2002 promissory notes.  This expense is included in the financial statements as other expense and is being amortized over the life of the notes.

Net loss for the three months ended June 30, 2003 was $948,136 or $0.04 per share as compared to $1,402,326 or $0.07 per share for the three months ended June 30, 2002.  Excluded from these totals was $125,046 and $188,556 for the three months ended June 30, 2003 and 2002 respectively for the fair value impact of employee stock compensation. These amounts would have been recorded had we elected to recognize stock compensation over the vesting period of the stock options.  Our net loss had we done this would have been $1,073,182 or $0.05 per share and $1,590,882 or $0.07 per share for the 2003 and 2002 periods respectively.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 TO SIX MONTHS ENDED JUNE 30, 2002

Revenue for the six months ended June 30, 2003 was $661,647 compared to $22,552 for the six months ended June 30, 2002. The increase was primarily due to $625,000 in revenue from our research agreement with Alticor.  This agreement is expected to produce a total of $5,000,000 in revenue over the 24-month period ending March 2005.  Cost of revenue was $399,337 for the six months ended June 30, 2003, compared to $335 for the same period in 2002. Gross profit margin was 40% for the six months ended June 30, 2003 compared to 99% for the same period in 2002.  The increased costs of sales and decreased gross profit margin were primarily due to the increased costs associated with the Alticor research project.

For the six months ended June 30, 2003, we had research and development expenses of $1,348,314 as compared to $1,778,195 for the same period during 2002, a decrease of 24%.  The decrease was primarily the result of a re-allocation of resources from internally funded research and development to the research projects funded by Alticor that are included in costs of research.

We expect total research and development costs, including clinical costs, but excluding costs associated with the Alticor research project, that will be included in costs of sales, to be between approximately $2.0 and $2.4 million for the calendar year 2003. Actual costs may vary from this estimate as a result of changes in technology, the success of current and future research projects, the success or failure of our current or future strategic alliances and collaborations and the identification of new business opportunities.

We have not made an attempt to finalize an estimate of our research and development expenses beyond 2003 due to the factors listed above.

Selling, general and administrative expenses were $1,296,153 during the six months ended June 30, 2003 compared to $1,111,707 during the same period last year, an increase of 17%.  The increase was primarily the result of an increase in legal expenses related to our negotiation of a strategic alliance with Alticor and its affiliates and SEC compliance issues.

Interest income for the six months ended June 30, 2003 was $23,013 compared to $19,755 for the same period in 2002.  This increase was due primarily to the higher average cash and cash equivalent balances in 2003 in comparison to the same period in 2002.  Interest expense of $74,500 was incurred during the six months ended June 30, 2003, compared to $6,267 in the same period in 2002.  The increase is primarily due to interest expense related to our long-term debt to Alticor and the term promissory notes sold in August 2002.  We also had an expense of $180,102 in the six months ended June 30, 2003 related to the amortization of the value of the warrants associated with the August 2002 promissory notes.  This expense is included in the financial statements as other expense and is being amortized over the life of the notes.

Net loss for the six months ended June 30, 2003 was $2,613,745 or $0.11 per share as compared to $2,853,500 or $0.13 per share for the six months ended June 30, 2002.  Excluded from these totals was $395,920 and $312,174 for the six months ended June 30, 2003 and 2002 respectively for the fair value impact of employee stock compensation. These amounts would have been recorded had we elected to recognize stock compensation over the vesting period of the stock options.  Our net loss had we done this would have been $3,009,665 or $0.13 per share and $3,165,674 or $0.15 per share for the 2003 and 2002 periods respectively.

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

The alliance includes an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations.  The major elements of the alliance are:

•                  The purchase by Pyxis of $7,000,000 of equity in the form of 5 million shares of Series A Preferred Stock for $1.40 per share, convertible into approximately 28,157,683 shares of common stock at a conversion price equal to $0.2486, representing 54.8% of our common stock assuming conversion of the preferred stock (without taking into account the conversion into common stock of current and potential loans to us by Pyxis).  Upon achievement of a defined milestone, Pyxis is obligated to contribute an additional $2,000,000, for no additional shares, for a total equity funding of $9,000,000 and a conversion price of $0.3196.

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

•                  $2,000,000 refinancing of notes previously held by Pyxis, extending the maturity date and reducing the interest rate; and

•                  $595,336 refinancing on July 1, 2003 of bridge financing notes previously held by third parties, extending the maturity date and reducing the interest rate.

As of June 30, 2003 there was $2,595,336 outstanding under the terms of these credit facilities. The credit facilities will mature in December 2007, bear interest at 1% over the prime rate, require quarterly interest payments, are secured by a security interest in our intellectual property, and are convertible at the election of Pyxis into shares of common stock at a conversion price initially equal to $0.4972 per share, subject to future adjustment.

On August 9, 2002 we received approximately $475,000 in net proceeds from the sale of term promissory notes with an original aggregate principal amount of $525,000. These notes had an original maturity in August 2003 and accrued interest at a rate of 15%. The purchasers of the promissory notes received warrants to purchase one share of our common stock at a purchase price of $2.50 for every dollar invested in the promissory notes. In total, warrants to purchase 525,000 shares of our common stock were issued. These warrants expire in ten years.

On June 30, 2003 we received $595,336 from Pyxis under the terms of the credit facilities described above for the express purpose of repaying the term promissory notes.  On July 1, 2003, subsequent to the fiscal quarter end, we repaid these notes using those proceeds. The total payment, including accrued interest was $595,336.

On October 23, 2002, we entered into an interim financing agreement with Pyxis, which as amended, provided for debt financing of $2.0 million.  On October 23, 2002, November 15, 2002, December 16, 2002 and January 29, 2003, we issued four separate $500,000 promissory notes pursuant to the agreement.  These notes were to mature on December 31, 2003 and accrued interest at a rate of 15%. The outstanding principal amount and all accrued interest were to be paid upon maturity.  These notes were secured by all of our intellectual property except intellectual property relating to periodontal disease and sepsis.  On March 5, 2003, these notes were amended pursuant to the strategic alliance agreement with Alticor and its affiliates. (See above)

On October 22, 2002, as a condition for the interim financing with Pyxis noted above, we entered into separate agreements with the purchasers in the December 2000 and January 2001 private placements to temporarily waive certain provisions of these private placement agreements. Specifically, the purchasers temporarily waived their right, through March 31, 2003, to receive cash payments of up to $100,000 per month if our common stock is delisted from the Nasdaq SmallCap Market. Also waived through March 31, 2003 was the purchasers’ right to receive additional shares of our common stock for no additional consideration if we issued shares of its common stock at a price below $2.50 per share. Under these agreements the purchasers also agreed to cancel warrants to purchase an aggregate of 864,407 shares of common stock. In exchange, we issued an aggregate of 1,676,258 shares of our common stock to the purchasers for no additional cash consideration.  The purchasers also agreed that if we received an equity investment of at least $3,000,000 from Pyxis prior to March 31, 2003, the temporary waivers of rights by the purchasers would become permanent. If we did not receive such an equity investment by that date, the temporary waivers would have terminated and we would have been required to issue warrants to purchase an aggregate of 864,407 shares of our common stock exercisable at $1.70 per share, subject to any stockholder approvals required by any market or exchange on which our common stock was traded or quoted. Of these warrants, the exercise price of warrants to purchase 600,000 shares of common stock would have been subject to adjustment downward to equal 125% of the price per share at which we sold any shares of our common stock (or securities convertible into common stock) prior to May 23, 2003.

The March 5, 2003 sale of Series A Preferred (See above) stock satisfied the conditions necessary to make permanent the temporary waivers discussed above.

Since inception, we have incurred accumulated deficits of approximately $43.4 million, including losses of approximately $2.6 million during the six months ended June 30, 2003.  Net cash used in operating activities was $2.2 million during the six months ended June 30, 2003 and $2.7 million during the same period last year. We anticipate that we will continue to experience losses until our genetic or clinical risk testing or royalty revenues grow substantially from current levels.

As of June 30, 2003, we had long-term notes payable to Pyxis of $2,595,336.  This debt matures December 31, 2007 and pays interest quarterly at a variable rate of 1% over the Prime rate.  As of June 30, 2003 we also had a short-term notes payable of $525,000 that were to mature in August 2003 and paid interest at 15%.  Included in the Pyxis total is the $595,336 that was used to repay the short-term notes payable and all the accrued interest on these notes on July 1, 2003, pursuant to the terms of our strategic alliance agreements with Alticor and its affiliates signed on March 5, 2003.

Our obligation at June 30, 2003 for capitalized lease obligations totaled approximately $55,000, of which $31,000 is classified as long-term and $24,000 is classified as current.  We currently do not have any commitments for material capital expenditures.

As of June 30, 2003 we had cash and cash equivalents totaling $6.5 million compared to $734,000 as of December 31, 2002. Excluding the $595,336 we used to repay short-term promissory notes on July 1, 2003, the total cash and cash equivalent balance was approximately $5.9 million.  We anticipate that existing cash and cash equivalents, along with anticipated revenues, the anticipated equity milestone payment by Pyxis and additional anticipated financings from Pyxis under the terms of the March 5, 2003 strategic alliance agreements, will be adequate to fund operations into 2005.  Our future financial requirements are anticipated to be substantial, and we do not have commitments for additional funding at this time. Financial requirements are expected to arise from the commercial development of additional genetic and clinical risk tests, continued research and development efforts, the protection of intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. We can give no assurance that we will be able to achieve the milestone necessary to receive the $2 million milestone payment from Pyxis nor can we give any assurance that we will be able to raise any additional capital at all, or if we do raise additional capital, that it will be on terms acceptable to us or our stockholders. If additional amounts cannot be raised, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other alternatives up to and including protection under the United States Bankruptcy Laws.

Critical Accounting Policies

Stock-Based Compensation

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees.  Under APB 25, no stock-based compensation is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognitions provisions of Statement of Financial Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002.  The stock compensation expense in the below table recognizes the expense over the vesting period of the stock options.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss applicable to common stock:

As reported	(948,136)	(1,402,326)	(2,613,745)	(2,853,500)
Less: fair value impact of employee stock compensation:	(125,046)	(188,556)	(395,920)	(312,174)

Pro forma	(1,073,182)	(1,590,882)	(3,009,665)	(3,165,674)
Basic and diluted net loss per share

As reported	$(0.04)	$(0.07)	$(0.11)	$(0.13)

Pro forma	$(0.05)	$(0.07)	$(0.13)	$(0.15)

The fair value of the options was estimated at the date of grant using a Black-Scholes option valuation model with the weighted-average assumptions listed in the table below:

	2003	2002
Risk free interest rate	4.0%	4.0%
Expected life	7 years	7 years
Expected volatility	90%	100%
Expected dividend yield	0%	0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company’s employee stock options have characteristics significantly different from those of traded options such as extremely limited transferability and, in most cases, vesting restrictions. In addition, the assumptions used in option valuation models (see above) are based upon historical averages that may not predict future results, particularly the expected stock price volatility of the underlying stock. Because changes in these input assumptions can materially affect the fair value estimate, in management’s opinion, existing valuation models do not provide a reliable, single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options’ vesting period.

Factors That May Affect Our Future Performance

We have a history of operating losses and expect these losses to continue in the future.

We have experienced significant operating losses since our inception and expect these losses to continue for some time. We incurred losses from operations of $4.8 million in 2001, $5.1 million in 2002 and $2.4 million through the first six months of 2003. As of June 30, 2003, our accumulated deficit was $43.4 million. Our losses result primarily from research and development and selling, general and administrative expenses. We have not generated significant revenues from product sales, and we do not know if we will ever generate significant revenues from product sales. We will need to generate significant revenues to continue our research and development programs and achieve profitability. We cannot predict when, if ever, we will achieve profitability.

The market for genetic susceptibility tests is unproven.

The market for genetic susceptibility tests is at an early stage of development and may not continue to grow. The general scientific community, including us, has only a limited understanding of the role of genes in predicting disease. When we identify a gene or genetic marker that may predict disease, we conduct clinical trials to confirm the initial scientific discovery and to establish the scientific discovery’s clinical utility in the marketplace. The results of these clinical trials could limit or delay our ability to bring the test to market, reduce the test’s acceptance by our customers or cause us to cancel the program, any of which would limit or delay sales and cause additional losses. The only genetic susceptibility test we currently market is PST, and it has produced only minimal revenues to date. The marketplace may never accept our products, and we may never be able to sell our products at a profit. We may not complete development of or commercialize our other genetic susceptibility tests.

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

We rely heavily on third parties, including Alticor, to perform sales, marketing and distribution functions on our behalf, which could limit our efforts to successfully market products.

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

We anticipate our current cash, along with our anticipated revenue, anticipated new debt issuances and an anticipated equity milestone payment from Pyxis will be sufficient to fund operations, as planned into 2005.  If we are not generating sufficient cash by 2005 or cannot raise additional capital prior to 2005, we may be unable to fund our business operations and will be required to seek other strategic alternatives and may be required to declare bankruptcy.

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

Pyxis has the right to designate four of our five directors and the four directors designated by Pyxis are all employees of Pyxis or its affiliates. On matters for which the holder of our preferred stock, Pyxis, votes on an as-converted basis with holders of common stock, Pyxis would have approximately 54.8% of the shares of common stock deemed entitled to vote.  Accordingly, Pyxis will be able to determine the outcome of these stockholder votes, including votes concerning the adoption or amendment of some provisions in our Certificate of Incorporation or By-Laws and the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets. Pyxis may make decisions that are adverse to other stockholders’ or warrantholders’ interests. This ownership concentration may also adversely affect the market price of our common stock.

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

In the event of any liquidation, dissolution or winding up of Interleukin, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of our assets or surplus funds to the holders of our common stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them.  After receiving this amount, the holders of the Series A Preferred Stock shall participate on an as-converted basis with the holders of common stock in any of our remaining assets. At the election of the holders of a majority of the Series A Preferred Stock, an acquisition of Interleukin by means of a merger or other form of corporate reorganization in which all of our outstanding shares of stock are exchanged for securities or other consideration issued by the acquiring corporation or a sale of all of our assets will be treated as a liquidation.

The preferential treatment accorded the Series A Preferred Stock might reduce the value of the common stock.

In a circumstance in which Pyxis enters a business in competition with our own, we have agreed with Pyxis that the four directors appointed by Pyxis do not need to present potential transactions or other corporate opportunities to us.

In conjunction with our strategic alliance with Pyxis, we have agreed to certain terms for allocating opportunities as permitted under Section 122(17) of the Delaware General Corporation Law. This agreement, as set forth in the stock purchase agreement, regulates and defines the conduct of our affairs as they may involve Pyxis as our majority stockholder and its affiliates, and the powers, rights, duties and liabilities of us and our officers and directors in connection with corporate opportunities.

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

We own exclusive rights (subject to rights granted to an affiliate of Alticor in the fields of dermagenomics and nutragenomics) in fourteen issued U.S. patents, we have received notices of allowance on two U.S. patent applications and have thirteen U.S. patent applications pending. We have also been granted a number of corresponding foreign patents and have a number of foreign counterparts of our U.S patents and patent applications pending. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific and factual questions. Our ability to develop and commercialize products and services depends on our ability to:

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

Our industry is highly competitive. Our competitors in the United States and abroad are numerous and include major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions, including those receiving funding from the Human Genome Project. Many of our competitors have considerably greater financial resources, research and development staffs, facilities, technical personnel, marketing and other resources than we do. Furthermore, many of these competitors are more experienced than we are in discovering, commercializing and marketing products. These greater resources may allow our competitors to discover important genes or genetic markers before we do. If we do not discover disease predisposing genes and commercialize these discoveries before our competitors, then our ability to generate sales and revenues will be reduced or eliminated, and could make our products obsolete. We expect competition to intensify in our industry as technical advances are made and become more widely known.

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

Currently only a very limited trading market exists for our common stock.  Our common stock trades on the Boston Stock Exchange and the OTC Bulletin Board under the symbol “ILGN.”  The OTC Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the Nasdaq system.  Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time.  The SEC has recently adopted rules that will require the Boston Stock Exchange to impose new requirements on the audit committees of listed companies, including that all of their members must be “independent” by the time of their annual meeting in 2004.  We cannot be certain that any of our current directors will meet the definition of independence eventually adopted by the Boston Stock Exchange, therefore we may fail to satisfy the listing requirements for the Boston Stock Exchange.  As a result we may be subject to delisting from the Boston Stock Exchange.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of June 30, 2003 the only financial instruments we carried were cash and cash equivalents.  We believe the market risk arising from holding these financial instruments is not material.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to, nor is its property the subject of, any pending legal proceeding.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the Annual Meeting of Shareholders held on July 23, 2003, and received the votes stated below (each share of Series A Preferred Stock was entitled to approximately 5.63 votes on each of the matters presented at the meeting):

Increase in Authorized Shares of Common Stock:  Shareholders approved the amendment to the Company’s Certificate of Incorporation to increase from 50,000,000 to 75,000,000 the aggregate number of shares of common stock authorized for issuance by the following vote:

	For	Against	Abstain	Broker Non- Vote
Common Stock	19,637,196	119,666	5,515	—
Preferred Stock	28,157,683	—	—	—

Increase in Authorized Shares of Preferred Stock:  Shareholders approved the amendment to the Company’s Certificate of Incorporation to increase from 5,000,000 to 6,000,000 the aggregate number of shares of preferred stock authorized for issuance by the following vote:

	For	Against	Abstain	Broker Non- Vote
Common Stock	6,596,022	173,366	5,515	12,987,474
Preferred Stock	28,157,683	—	—	—

Ratification of Appointment of Auditors:  Shareholders approved the ratification of the appointment of Grant Thornton LLP as the Company’s independent accountants for the fiscal year ending December 31, 2003:

	For	Against	Abstain	Broker Non– Vote
Common Stock	19,738,632	19,230	4,515	—
Preferred Stock	28,157,683	—	—	—

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

Exhibit 31.1: Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 31.2: Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32:  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K:

On May 13, 2003 we filed a report on Form 8-K (which we amended by filing an 8-K/A on May 19) to announce the public dissemination of a press release reporting our results for the quarter ended March 31, 2003.

On May 30, 2003 we filed a report on Form 8-K to announce an amendment to the Stock Purchase Agreement, dated as of March 5, 2003, between us and Pyxis Innovations Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLEUKIN GENETICS, INC.

Date: August 11, 2003	By:	/s/ Philip R. Reilly
Philip R. Reilly
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Fenel M. Eloi
Fenel M. Eloi
Chief Financial Officer, Secretary & Treasurer (Principal Financial and Accounting Officer)