Form 10-Q/A
period 2003-06-30
INTERLEUKIN GENETICS INC
filed 2003-09-04
CIK 1037649

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

Commission File Number: 0-23413

INTERLEUKIN GENETICS, INC.
(Exact name of registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3123681 (I.R.S. Employer Identification No.)
135 Beaver Street, Waltham, MA (Address of principal executive offices)	02452 (Zip Code)
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Title of Each Class Common stock, $.001 Par value	Outstanding at July 31, 2003 23,233,088

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A (the "Amendment") amends the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, originally filed on August 11, 2003 (the "10-Q"). This Amendment is being filed to amend Part II, Item 6 of the 10-Q to include an exhibit which was inadvertently omitted therefrom. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications.

        Except as described above, no other changes have been made to the 10-Q. The 10-Q, as amended by this Amendment, continues to speak as of the date of the original filing, and the Registant has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the original filing of the 10-Q.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

  Exhibit 10.1: Promissory Note Issued to Pyxis Innovations, Inc. on June 30, 2003.

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

INTERLEUKIN GENETICS, INC.
Date: September 4, 2003	By:	/s/ PHILIP R. REILLY Philip R. Reilly Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ FENEL M. ELOI Fenel M. Eloi Chief Financial Officer, Secretary & Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Promissory Note Issued to Pyxis Innovations, Inc. on June 30, 2003.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

QuickLinks

EXPLANATORY NOTE
PART II OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX