Form 10-Q
period 2003-09-30
INTERLEUKIN GENETICS INC
filed 2003-11-12
CIK 1037649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Title of Each Class	Outstanding at October 31, 2003
Common stock, $.001 Par value	23,250,276

INTERLEUKIN GENETICS, INC.

Form 10-Q

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$5,071,324	$733,848
Accounts receivable, net of allowance for doubtful accounts of $0 and $18,000 at September 30, 2003 and December 31, 2002, respectively	1,625	3,244
Prepaid expenses and other current assets	84,194	99,896

Total current assets	5,157,143	836,988

Fixed assets, net	297,681	320,567

Other assets	152,369	92,224

Total assets	$5,607,193	$1,249,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$180,315	$268,234
Accrued expenses	419,165	462,969
Deferred revenue	33,360	45,360
Term notes, net of discount of $210,119 at December 31, 2002	—	314,881
Current portion of capital lease obligations	25,439	24,573

Total current liabilities	658,279	1,116,017

Long-term notes	2,595,336	1,500,000
Capital lease obligations, less current portion	24,228	18,322

Total liabilities	3,277,843	2,634,339

Stockholders’ equity:
Preferred stock, Series A $0.001 par value- 6,000,000 shares authorized, 5,000,000 issued and outstanding; aggregate liquidation preference of $14,000,000 at September 30, 2003	5,000	—
Common stock, $0.001 par value - 75,000,000 shares authorized; 23,274,903 and 23,142,876 shares issued and 23,250,276 and 23,118,249 outstanding at September 30, 2003 and December 31, 2002, respectively	23,275	23,143
Treasury stock - 24,627 shares at cost	(250,119)	(250,119)
Additional paid-in capital	46,752,071	39,662,256
Accumulated deficit	(44,200,877)	(40,819,840)

Total stockholders’ equity	2,329,350	(1,384,560)

Total liabilities and stockholders’ equity	$5,607,193	$1,249,779

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002

Revenue	$633,785	$79,677	$1,295,432	$102,229

Cost of revenue	493,573	106	892,910	441

Gross profit	140,212	79,571	402,522	101,788

Operating Expenses:
Research and development	374,362	716,964	1,722,676	2,504,132
Selling, general and administrative	481,935	652,637	1,778,088	1,764,343

Total operating expenses	856,297	1,369,601	3,500,764	4,268,475

Loss from operations	(716,085)	(1,290,030)	(3,098,242)	(4,166,687)

Other income (expense):
Interest income	14,882	2,520	37,894	22,276
Interest expense	(36,072)	(15,983)	(110,572)	(22,251)
Amortization of note discount	(30,017)	(60,034)	(210,119)	(60,034)
Other income (expense)	—		2	697

Total other income (expense)	(51,207)	(73,497)	(282,795)	(59,312)

Net loss	$(767,292)	$(1,363,527)	$(3,381,037)	$(4,225,999)

Basic and diluted net loss per share	$(0.03)	$(0.06)	$(0.15)	$(0.20)

Weighted average common shares outstanding	23,236,630	21,436,231	23,172,176	21,431,558

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,381,037)	$(4,225,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288,527	125,390
Change in value of stock options issued as compensation for services rendered	111,580	(848)
Changes in assets and liabilities:
Accounts receivable, net	1,619	69,726
Prepaid expenses and other current assets	15,702	10,611
Accounts payable	(87,918)	78,120
Accrued expenses	(43,806)	86,083
Deferred revenue	(11,998)	100,330

Net cash used in operating activities	(3,107,331)	(3,756,587)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(19,816)	(179,487)
Decrease (increase) in other assets	(63,456)	19,842

Net cash used in investing activities	(83,272)	(159,645)

CASH FLOW FROM FINANCING ACTIVITIES
Net proceeds from sale of Preferred Stock Series A	6,850,225	—
Proceeds from issuances of notes payable	1,095,336	525,000
Repayments of bridge loans	(525,000)	—
Net proceeds from sales of common stock, net	133,142	7,363
Payments of capitalized lease obligations, net	(25,624)	(31,170)

Net cash provided by financing activities	7,528,079	501,193

Net increase (decrease) in cash and cash equivalents	4,337,476	(3,415,039)

Cash and cash equivalents, beginning of period	733,848	3,922,736

Cash and cash equivalents, end of period	$5,071,324	$507,697

Supplemental disclosures of cash flow information:

Cash paid for interest	$98,049	$7,599

Cash paid for income taxes	$—	$—

Supplemental disclosures of noncash investing and financing activities:

Acquisition of fixed assets under capital leases	$32,395	$42,238

The accompanying notes are an integral part of these condensed consolidated financial statements

Note 1 - Presentation of Interim Information

Interleukin Genetics, Inc., a Delaware corporation is a biotechnology company focused on inflammation.  We use functional genomics to develop diagnostic, personalized nutritional and therapeutic products based on the genetic variations in people to help prevent or treat diseases of inflammation.  We believe that by identifying individuals at risk for certain diseases and combining this knowledge with specific interventions, better healthcare decisions can be made, reducing costs and greatly improving patient health outcomes. We have a growing portfolio of patents covering the genetics of a number of common diseases and conditions.

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

Since our inception, we have incurred accumulated deficits of approximately $44.2 million, including a net loss of approximately $3.4 million during the nine month period ended September 30, 2003. During that period, we incurred negative cash flows from operating activities of approximately $3.1 million.

We anticipate our current cash, along with our anticipated revenue, anticipated new debt issuances and an anticipated equity milestone payment from Pyxis Innovations, Inc. will be sufficient to fund operations as planned into early 2005.

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

Note 2 - Significant Accounting Policies

We believe our most significant accounting policies are in the areas of revenue recognition, cost estimations of certain ongoing research contracts, the accounting treatment of patent related costs and our treatment of employee stock options.

Revenue recognition:

Contract research revenues are recognized ratably as services are provided based on a fixed contract price.  Payments received in advance of services are recorded as deferred revenue upon receipt and recognized as revenue as services are rendered.  Royalty revenue is recorded monthly in accordance with the royalty agreements with each of our marketing partners and based upon the number and value of the tests processed.  These revenues are reported as accounts receivable until they are paid.  Fees for the sale or licensing of product rights are recorded as deferred revenue upon receipt and recognized as revenue on the straight-line basis over the period that the related products or services are delivered or obligations as defined in the agreement are performed.  Revenue from genetic susceptibility tests is recognized when the tests have been completed and the results reported.

Cost estimates:

Some of our research and development is done on contract by outside parties.  It is not unusual that at the end of an accounting period we need to estimate both the total cost of these projects and the percent of that project which was completed as of the accounting date.  We then need to adjust those estimates when actual costs are known.  To date, these adjustments have not been material to our financial statements, and we believe that the estimates that we made as of September 30, 2003 reflect the actual expenses incurred as of that date.  However, the possibility exists that certain research projects might cost more than we have estimated and that these higher costs will be reflected in future periods.

Patent expenses:

Prior to March 2003, patent costs were expensed as incurred due to the possibility that we would never be able to derive any benefits from our patents.  We have exclusive rights (subject to rights granted to an affiliate of Alticor Inc. within the fields of dermagenomics and nutragenomics) in fourteen issued U.S. patents, we have received notices of allowance on two U.S. patent applications and have thirteen additional pending U.S. patents applications.  We have also been granted a number of corresponding foreign patents and we have a number of foreign counterparts of our U.S. patents and patent applications pending.  Since inception we have expensed approximately $2.4 million in the effort to obtain patent protection for our intellectual property. Due to the alliance with Alticor that was announced on March 5, 2003, we started to capitalize certain costs of patents for which the prospect of deriving benefits has become more certain.  Between March 2003 and September 2003 we have capitalized $88,000 in patent costs.  We are amortizing these patents over the shorter of the life of the patent or ten years, their expected useful life.

Stock-Based Compensation

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees.  Under APB 25, no stock-based compensation is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time.  The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of Statement of Financial Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in

December 2002.  The stock compensation expense in the below table recognizes the expense over the vesting period of the stock options.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss applicable to common stock:
As reported	$(767,292)	$(1,363,527)	$(3,381,037)	$(4,225,999)
Less: fair value impact of employee stock compensation:	(229,100)	(231,117)	(625,020)	(543,291)

Pro forma	$(996,392)	$(1,594,644)	$(4,006,057)	$(4,769,290)
Basic and diluted net loss per share
As reported	$(0.03)	$(0.06)	$(0.15)	$(0.20)

Pro forma	$(0.04)	$(0.07)	$(0.17)	$(0.22)

The fair value of the options was estimated at the date of grant using a Black-Scholes option valuation model with the weighted - average assumptions listed in the table below:

	2003	2002
Risk free interest rate	4.0%	4.0%
Expected life	7 years	7 years
Expected volatility	90%	100%
Expected dividend yield	0%	0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company’s employee stock options have characteristics significantly different from those of traded options such as extremely limited transferability and, in most cases, vesting restrictions. In addition, the assumptions used in option valuation models are based upon historical averages that may not predict future results, particularly the expected stock price volatility of the underlying stock. Because changes in these input assumptions can materially affect the fair value estimate, in management’s opinion, existing valuation models do not provide a reliable, single measure of the fair value of its employee stock options.

Note 3 - Research Arrangements

Pursuant to the terms of our Strategic Alliance with Alticor (see Note 6) we are working with an affiliate of Alticor to develop DNA tests and screen nutrigenomic products for sale in the United States.  Our primary responsibility will be to develop DNA tests to assess genetic risk and other clinical tests and to use our screening technologies to validate the effectiveness of nutrigenomic consumables.  Additionally, we will play a key role in enhancing and maintaining scientific credibility in academic and medical communities.  After our initial focus in developing products for sale in the United States we expect that we will expand our focus to include developing nutrigenomic products for sale overseas and developing products in the United States and overseas in the area of skin care.

We have had a collaborative relationship with Sheffield University since 1994.  In July 1999, we entered into an arrangement with Sheffield whereby we acquired the right to develop and commercialize Sheffield’s past and future discoveries.  Pursuant to this Research and Technology Transfer Agreement, Sheffield agreed to forego its rights to future royalties and granted us commercialization rights to future discoveries in exchange for 275,000 shares of our common stock.  This common stock had a market value of $653,000 at the time of issuance and was recorded as a research and development expense in the period of issuance.  This agreement also requires us to issue options on July 1st of each year to Sheffield to purchase our common stock.  Each option issued is exercisable at the then current market price for a number of shares determined as follows: (i) 25,000 shares if this agreement is in effect and (ii) 10,000 shares for each patent application related to Sheffield’s discoveries that we filed during the preceding 12 months.  This agreement has a term of five years and may be canceled by us if the principal collaborator at Sheffield, Dr. Gordon Duff, leaves Sheffield or by either party upon six months’ notice.  Under the terms of this agreement we have issued options to acquire 35,000 shares of our common stock in both 2001 and 2002. An additional 45,000 shares are due to be issued in 2003.  The expense related to the 2003 issuance has already been accrued.  In total we have issued, or are committed to issue options to acquire 150,000 shares of our common stock.  These options are fully vested upon issuance and expire five years from the date of issuance.

We also entered into a Research Support Agreement with Sheffield in July 1999 that requires us to pay the costs of all genetic research being conducted on our behalf at Sheffield.  Sheffield conducts this research according to an Annual Research Plan that is determined by a Steering Committee made up equally of members from Sheffield and us.  This agreement automatically renews in one-year increments, but may be canceled by us if Dr. Duff leaves Sheffield or by either party upon six months’ notice.  During the nine months ended September 30, 2003 we have expensed approximately $186,000 for research, including $108,000 for stock compensation expense, but excluding the expenses related to our separate agreement with Dr. Duff, Sheffield’s key collaborator (see below).  Currently Sheffield is conducting genotyping in support of our other research programs but is not conducting any other research on our behalf under the terms of this agreement.

In September 1999, we entered into a five-year Consulting Agreement with Dr. Gordon Duff, Sheffield’s key collaborator.  In accordance with the Consulting Agreement, Dr. Duff received 200,000 shares of our common stock for relinquishing interests in previous research agreements, the value of which was $475,000 and was recorded as research and development expense in the period of issuance.  Under this agreement Dr. Duff will also receive a royalty equal to one percent of the first $4 million of net sales under the PST technology and two percent of net sales above $4 million.  In July 2000, in consideration of future services, Dr. Duff received an option to purchase 25,000 shares of our common stock at the then current market price.  In July 2001 and July 2002, Dr. Duff received an additional option to purchase 25,000 shares our common stock at the market price as of that date in consideration of his ongoing consulting for us.  We are obligated to issue additional options to purchase 25,000 shares of common stock to Dr. Duff with an effective date of July 2003.  The expense related to this issuance of stock options has already been accrued.  These options will be fully vested upon issuance and expire five years from the date of issuance.  Dr. Duff also received cash payments of approximately $72,000 for the nine months ended September 30, 2003 for services rendered under the terms of this consulting agreement.

In December 2001, we entered into a research collaboration agreement with Kaiser Permanente’s Center for Health Research (“Kaiser”), to study genetic risk factors for chronic diseases that are affected by inflammation.  This agreement requires us to fund clinical trials completed at Kaiser per specific research study plans.  The first study plan that we funded under the agreement was a study to assess whether or not diabetic patients that go on to develop cardiovascular disease could have been identified by their IL-1 genetics.

After controlling for variables known to be independent risk factors for cardiovascular disease, there was no significant correlation between the risk of incident cardiovascular events in individuals with established type 2 diabetes mellitus and any of the SNPs of the IL-1 gene cluster that were analyzed in the study.  We are now assessing a new study that would evaluate pre-diabetes/metabolic syndrome patients.

In March 2002, we entered into a research collaboration agreement with UnitedHealth Group’s research arm, the Center for Healthcare Policy and Evaluation, to study how commonly inherited gene variants affect the response of patients with certain inflammatory diseases to specific drugs.  Our hope is that knowledge resulting from this work will help us develop pharmacogenetic tests that physicians and managed care organizations can use to assist in the selection of the optimal drug for an individual patient.

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

Note 5 - Basic and Diluted Net Loss per Common Share

Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), “Earnings per Share,” outlines methods for computing and presenting earnings per share. SFAS 128 requires a calculation of basic and diluted earnings per share for all periods presented.  We reported losses for the three month and nine month periods ended September 30, 2003 and 2002 and accordingly, outstanding preferred shares, convertible debt, options and warrants have been excluded from the calculation of the diluted weighted average shares outstanding as they are antidilutive in loss periods.  The calculation of diluted net loss per common share for the periods ended September 30, 2003 excludes 28,157,683 shares of common stock issuable upon the conversion of the 5,000,000 outstanding shares of Series A Preferred Stock and 5,219,903 shares of common stock issuable upon the conversion of the $2,595,336 in outstanding convertible debt. The calculation also excludes 2,580,133 and 2,775,302 stock options outstanding and 525,000 and 1,345,952 warrants to purchase common stock outstanding at September 30, 2003 and September 30, 2002, respectively.

Note 6 - Strategic Alliance with Alticor Inc.

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

As of September 30, 2003, there was $2,595,336 outstanding under the terms of these credit facilities.  These credit facilities will mature in December 2007, bear interest at 1% over the prime rate, require quarterly interest payments, are secured by a security interest in our intellectual property, and are convertible at the election of Pyxis into shares of common stock at a conversion price initially equal to $0.4972 per share, subject to future upward adjustment.

Note 7 - Capital Stock

Authorized Common Stock

At September 30, 2003, we had authorized 75,000,000 shares of $0.001 par value common stock of which 23,250,276 shares were outstanding, approximately 28.2 million shares were reserved for conversion of the Series A Preferred Stock, an additional 5.2 million shares were reserved for conversion of our convertible debt with Pyxis, 2.6 million shares were reserved for issuance upon exercise of outstanding stock options, 800,000 shares were reserved for issuance upon exercise of stock options available for grant under existing plans, 525,000 shares were reserved for the exercise of outstanding warrants to purchase common stock, and approximately 470,000 shares were reserved for issuance under the Employee Stock Purchase Plan.  Approximately 13.7 million shares of common stock are available for future issuances.

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

The Series A Preferred Stock issued in the private placement was initially convertible into 28,157,683 shares of our common stock reflecting a conversion price of $.2486 per share (or $.3196 per share if the milestone payment is received), subject to weighted average antidilution adjustments.  Assuming the conversion of all shares of Series A Preferred Stock, such shares would represent 54.8% of the outstanding shares of our common stock.

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

Private Placements of Common Stock

In January 2001, we sold in a private placement 1.2 million shares of common stock for $2.50 per share. The purchasers of common stock also received warrants to purchase 600,000 shares of common stock exercisable at $3.00 per share. We generated net proceeds of approximately $2.9 million from this transaction.  Under the terms of this private placement, we were required to adjust the price per share paid in this offering, by issuing additional shares, to match any offering price paid, if lower, in subsequent offerings prior to May 23, 2003.  On October 22, 2002, this agreement was amended.  (See Note 8)

In December 2000, we sold in a private placement 542,373 shares of common stock for $3.69 per share. The purchasers of common stock also received warrants to purchase 135,593 shares of common stock exercisable at $4.83 per share. The Company generated net proceeds of approximately $2.0 million from this transaction. Under the terms of this private placement, we were required to adjust the price per share paid in this offering, by issuing additional shares, to match any offering price paid, if lower, in subsequent offerings prior to February 9, 2003. Following the January 2001 offering described above, we issued an additional 257,627 shares of common stock to the purchasers in the December 2000 private placement, and a new warrant to purchase 264,407 shares of common stock exercisable at a price of $3.13 to replace the previously issued warrant to buy 135,593 shares of common stock at a price of $4.83 per share.  On October 22, 2002 this agreement was amended.  (See Note 8)

Note 8 – Interim Financing

On August 9, 2002 we received approximately $475,000 in net proceeds from the sale of term promissory notes with an original aggregate principal amount of $525,000. These notes had an original maturity of August 9, 2003 and accrued interest at a rate of 15%.  We prepaid the outstanding principal and accrued interest on these notes on July 1, 2003. The purchasers of the promissory notes received warrants to purchase one share of our common stock at a purchase price of $2.50 for every dollar invested in the promissory notes. In total, warrants to purchase 525,000 shares of our common stock were issued. These warrants expire in ten years.  The expense related to the value of these warrants is being amortized over the life of the notes.  Amortization expense related to these warrants was $210,119 for the nine months ended September 30, 2003.

On June 30, 2003 we received $595,336 from Pyxis under the terms of the credit facilities described in Note 6 for the express purpose of repaying the term promissory notes issued on August 9, 2002.  On July 1, 2003, we repaid the August 9, 2002 notes, including accrued interest using all of these proceeds.

On October 23, 2002, we entered into an interim financing agreement with Pyxis, which as amended, provided for debt financing of up to $2.0 million.   On October 23, 2002, November 15, 2002, December 16, 2002 and January 29, 2003, we issued four separate $500,000 promissory notes pursuant to the agreement.  These notes were to mature on December 31, 2003 and accrued interest at a rate of 15%. The outstanding principal amount and all accrued interest were to be paid upon maturity.  These notes were secured by all of our intellectual property except intellectual property relating to periodontal disease and sepsis.  On March 5, 2003, these notes were amended as part of our strategic alliance with Alticor. (See Note 6).

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

The March 5, 2003 sale of Series A Preferred (See Notes 6 and 7) stock satisfied the conditions necessary to make permanent the temporary waivers discussed above.

Note 9 – Segment Information

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

We have no assets outside of the United States.  For the three and nine month periods ended September 30, 2003 and 2002 all assets were located in, and all revenue was primarily generated in, the United States.

Note 10 – Equity Interest in Molecular Skin Care Limited

In October 2003, subsequent to the end of the fiscal quarter, we acquired 12,014 ordinary shares (representing approximately 5% of the outstanding equity) of Molecular SkinCare Limited, a start-up biotechnology company located in Sheffield, England.  The transaction was in exchange for granting rights to Molecular SkinCare and Asterion Limited, a company also located in Sheffield, England, in certain intellectual property licensed to us.  The value of this investment will be shown on the balance sheet as a non-current asset and revenue for the exchange of intellectual property rights granted to Molecular SkinCare will be recognized over the estimated life of the intellectual property.

Note 11 – Recent Accounting Pronouncements

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in interim periods beginning after June 15, 2003, subsequently extended to September 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 15, 2003, regardless of when the variable entity was formed.   We do not expect adoption of FIN No. 46 to have a material impact on our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q and the documents incorporated by reference within this document contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  Statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements.  Words or phrases such as “will likely result”, “expect”, “will continue”, anticipate”, “estimate”, “intend”, “plan”, “project”, “outlook”, or similar expressions are intended to identify forward-looking statements.  Forward-looking statements address or may address the following subjects:

•                  The sufficiency of our current cash resources, additional anticipated financings, anticipated revenues and the anticipated Pyxis equity milestone payment to fund operations into early 2005;

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

•                  Our expectation that our total research and development costs, including clinical costs, but excluding contract research and development, will be between $2.1 and $2.2 million for the year ended December 31, 2003;

•                  Our expectation that we might derive benefit from our patented intellectual property; and

•     Our expectation that we will continue to experience losses until our genetic testing and other revenues grow substantially from current levels.

Actual results may vary materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include but are not limited to: risks related to market acceptance of genetic risk assessment tests in general and our products in particular, risks related to our dependence on our controlling stockholder, Pyxis, and its affiliates, our ability with our research and marketing partners to successfully and timely develop and market genetic test, nutritional and therapeutic products, our ability to receive royalty and milestone payments, risks related to technology and product obsolescence, our ability to fund operations into early 2005, competitive risks and those risks set forth within the section titled “Factors That May Affect Our Future Performance” beginning on page 24 within this report.  We cannot be certain that our results will not be adversely affected by one or more of these factors or by other factors not currently anticipated.  All information set forth in this Form 10-Q is as of the date of this Form 10-Q.  In addition, any forward-looking statements represent Interleukin’s estimates only as of the day this report was first filed with the Securities and Exchange Commission and should not be relied upon as representing Interleukin’s estimates as of any subsequent date.  While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

The alliance includes an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations.  The financial elements of this alliance are described in greater detail in the section titled “Liquidity and Capital Resources” beginning on page 21.

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

The initial focus of this alliance will be to bring to market tests to assess and monitor an individual’s health risks and nutritional products to provide a personalized nutritional supplementation regimen to reduce those health risks.

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

Our ability to successfully commercialize genetic susceptibility tests depends partly on obtaining adequate reimbursement for such products and related treatment from government and private health care insurers and other third-party payers.  Doctors’ and Dentists’ decisions to recommend genetic susceptibility tests may be influenced by the scope and reimbursement for such tests by third-party payers. If both third-party payers and individuals are unwilling to pay for the test, then the number of tests performed will significantly decrease, therefore resulting in a reduction of revenues.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenue for the three months ended September 30, 2003 was $633,785 compared to $79,677 for the three months ended September 30, 2002. The increase was due to $625,000 in revenue from our research agreement with an affiliate of Alticor.  This research agreement is expected to produce a total of approximately $5,000,000 in revenue over the 24-month period ending March 2005. Revenues from the 2002 period include $71,000 from receipt of an option fee from Pyxis during that period.

Cost of revenue was $493,573 for the three months ended September 30, 2003, compared to $106 for the same period in 2002. Gross profit margin was 22% in the three months ended September 30, 2003 compared to greater than 99% for the same period in 2002.  The increased costs of sales and decreased gross profit margin were due to the increased costs associated with providing the research to an affiliate of Alticor.

For the three months ended September 30, 2003, we had research and development expenses of $374,362 as compared to $716,964 for the same quarter of 2002, a decrease of 52%.  The decrease was the result of a decrease in the amount spent for external research being funded by us and a re-allocation of resources from internally funded research and development to the research projects funded by an affiliate of Alticor that are included in costs of revenue.  During 2003 we are conducting new and ongoing research and clinical projects both in-house and through collaborative partners.  The most significant projects are the following:

Nutrigenomic Products:  Pursuant to the terms of our Research Agreement with an affiliate of Alticor we are working with that affiliate to develop nutrigenomic products for sale in the United States.  Our primary responsibility will be to develop tests to assess genetic risk and other clinical tests and to develop and use screening technologies to validate the effectiveness of nutrigenomic consumables.  Additionally, we will play a key role in enhancing and maintaining scientific credibility in academic and medical communities.  After our initial focus in developing products for sale in the United States we expect that we will expand our focus to include developing nutrigenomic products for sale overseas and developing products in the United States and overseas in the area of skin care.

Rheumatoid Arthritis:  In collaboration with United Health Group, we are conducting a study to determine whether analysis of genotype will be useful to predict responses to anti-cytokine therapy for individuals with rheumatoid arthritis.  The anti-cytokine therapies currently on the market act very differently on human biology.  Three of the four anti-cytokine therapies used to treat rheumatoid arthritis are anti TNFα drugs; the other acts upon the IL-1 gene.  We believe that depending upon the specific genetics of individuals, we might be able to predict which class of drugs would be most effective.

In collaboration with the University of Sheffield School of Health and Related Research (ScHARR), we  conducted a study to determine if it is cost effective to analyze patient genotypes prior to the use of Kineret in the treatment of Rheumatoid Arthritis.  The preliminary results of this study were announced at the American College of Rheumatoid meeting on October 26, 2002.  The results of the economic modeling indicate that use of a pharmacogenetic test prior to prescribing Kineret could potentially be cost-effective by producing higher response rates.

Therapeutic Product Research:  We continue to assess opportunities to develop off-patent drugs or drugs that have been shown to be safe but do not have FDA approval for any specific application and attempt to validate these drugs for new applications.  We hope to use our knowledge of genetic variations in the area of inflammation to find new applications for these drugs and to develop drugs, which may be efficacious for individuals of specific genotypes.

General Research:  We are also continuing the development of our basic understanding of genetic variations, specifically as it relates to inflammation.  We expect to identify and study new single nucleotide polymorphisms (SNPs) that cause functional changes on inflammatory responses to stimuli.

We expect total research and development costs, including clinical costs, but excluding costs associated with research for Alticor’s affiliate, that will be included in costs of sales, to be between $2.1 and $2.2 million for the calendar year 2003. Actual costs may vary from this estimate as a result of changes in technology, the success of current and future research projects, the success or failure of our current or future strategic alliances and collaborations and the identification of new business opportunities.

We have not made an attempt to finalize an estimate of our research and development expenses beyond 2003 due to the factors listed above.

Selling, general and administrative expenses were $481,935 during the three months ended September 30, 2003 compared to $652,637 during the same quarter last year, a decrease of 24%.  The decrease was primarily the result of a decrease in legal expenses related to our financing activities last year.

Interest income for the three months ended September 30, 2003 was $14,882 compared to $2,520 for the same period in 2002.  This increase was due to the higher average cash and cash equivalent balances in 2003 in comparison to the same period in 2002.  Interest expense of $36,072 was incurred during the quarter ended September 30, 2003, compared to $15,983 in the same period in 2002.  The increase was due to interest expense related to our long-term debt to Pyxis.  We also had amortization expenses of $30,017 and $60,034 in the three-month periods ended September 30, 2003 and 2002, respectively related to the amortization of the value of the warrants associated with the August 2002 promissory notes.  These expenses were included in the financial statements as other expenses and were amortized over the life of the notes.  These notes were repaid in July 2003.

Net loss for the three months ended September 30, 2003 was $767,292 or $0.03 per share as compared to $1,363,527 or $0.06 per share for the three months ended September 30, 2002.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenue for the nine months ended September 30, 2003 was $1,295,432 compared to $102,229 for the nine months ended September 30, 2002. The increase was primarily due to $1,250,000 in revenue from our research agreement with an affiliate of Alticor.  The research agreement is expected to produce a total of approximately $5,000,000 in revenue over the 24-month period ending March 2005. Revenues from the 2002 period include $71,000 from receipt of an option fee from Pyxis during that period.

Cost of revenue was $892,910 for the nine months ended September 30, 2003, compared to $441 for the same period in 2002. Gross profit margin was 31% for the nine months ended September 30, 2003 compared to greater than 99% for the same period in 2002.  The increased costs of sales and decreased gross profit margin in 2003 were primarily due to the increased costs associated with  Alticor’s affiliate’s research project.

For the nine months ended September 30, 2003, we had research and development expenses of $1,722,676 as compared to $2,504,132 for the same period during 2002, a decrease of 31%.  The decrease was primarily the result of a reduction in external research being funded by us and a re-allocation of resources from internally funded research and development to the research projects funded by an affiliate of Alticor that are included in costs of research.

We expect total research and development costs, including clinical costs, but excluding costs associated with the Alticor affiliate research project, that will be included in costs of sales, to be between $2.1 and $2.2 million for the calendar year 2003. Actual costs may vary from this estimate as a result of changes in technology, the success of current and future research projects, the success or failure of our current or future strategic alliances and collaborations and the identification of new business opportunities.

We have not made an attempt to finalize an estimate of our research and development expenses beyond 2003 due to the factors listed above.

Selling, general and administrative expenses were $1,778,088 during the nine months ended September 30, 2003 compared to $1,764,343 during the same period last year, an increase of 1%.

Interest income for the nine months ended September 30, 2003 was $37,894 compared to $22,276 for the same period in 2002.  This increase was due primarily to the higher average cash and cash equivalent balances in 2003 in comparison to the same period in 2002.  Interest expense of $110,572 was incurred during the nine months ended September 30, 2003, compared to $22,251 in the same period in 2002.  The increase is primarily due to interest expense related to our long-term debt to Pyxis and the term promissory notes sold in August 2002.  We also had an expense of $210,119 and $60,034 in the nine months ended September 30, 2003 and 2002, respectively related to the amortization of the value of the warrants associated with the August 2002 promissory notes.  These expenses are included in the financial statements as other expenses and were amortized over the life of the notes.  These notes were repaid in July 2003.

Net loss for the nine months ended September 30, 2003 was $3,381,037 or $0.15 per share as compared to $4,225,999 or $0.20 per share for the nine months ended September 30, 2002.

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

•                              $2,000,000 refinancing on March 5, 2003 of notes previously held by Pyxis, extending the maturity date and reducing the interest rate; and

•                              $595,336 refinancing on July 1, 2003 of bridge financing notes previously held by third parties, extending the maturity date and reducing the interest rate.

As of September 30, 2003 there was $2,595,336 outstanding under the terms of these credit facilities. The credit facilities will mature in December 2007, bear interest at 1% over the prime rate, require quarterly interest payments, are secured by a security interest in our intellectual property, and are convertible at the election of Pyxis into shares of common stock at a conversion price initially equal to $0.4972 per share, subject to future adjustment.

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

On June 30, 2003 we received $595,336 from Pyxis under the terms of the credit facilities described above for the express purpose of repaying the term promissory notes.  On July 1, 2003, we repaid these notes using those proceeds. The total payment, including accrued interest was $595,336.

On October 23, 2002, we entered into an interim financing agreement with Pyxis, which as amended, provided for debt financing of $2.0 million.  On October 23, 2002, November 15, 2002, December 16, 2002 and January 29, 2003, we issued four separate $500,000 promissory notes pursuant to the agreement.  These notes were to mature on December 31, 2003 and accrued interest at a rate of 15%. The outstanding principal amount and all accrued interest were to be paid upon maturity.  These notes were secured by all of our intellectual property except intellectual property relating to periodontal disease and sepsis.  On March 5, 2003, these notes were amended pursuant to the strategic alliance agreement with Alticor and its affiliates. (See above)

Since inception, we have incurred accumulated deficits of approximately $44.2 million, including losses of approximately $3.4 million during the nine months ended September 30, 2003.  Net cash used in operating activities was $3.1 million during the nine months ended September 30, 2003 and $3.8 million during the same period last year. We anticipate that we will continue to experience losses until our genetic or clinical risk testing or royalty revenues grow substantially from current levels.

As of September 30, 2003, we had long-term notes payable to Pyxis of $2,595,336.  This debt matures December 31, 2007 and pays interest quarterly at a variable rate of 1% over the Prime rate.

Our obligation at September 30, 2003 for capitalized lease obligations totaled approximately $49,000, of which $24,000 is classified as long-term and $25,000 is classified as current.    We currently do not have any commitments for material capital expenditures.

As of September 30, 2003 we had cash and cash equivalents totaling $5.1 million compared to $734,000 as of December 31, 2002.  We anticipate that existing cash and cash equivalents, along with anticipated revenues, the anticipated equity milestone payment by Pyxis and additional anticipated financings from Pyxis under the terms of the March 5, 2003 strategic alliance agreements, will be adequate to fund operations into early 2005.  Our future financial requirements are anticipated to be substantial, and we do not have commitments for additional funding at this time. Financial requirements are expected to arise from the commercial development of additional genetic and clinical risk tests, continued research and development efforts, the protection of intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. We can give no assurance that we will be able to achieve the milestone necessary to receive the $2 million milestone payment from Pyxis nor can we give any assurance that we will be able to raise any additional capital at all, or if we do raise additional capital, that it will be on terms acceptable to us or our stockholders. If additional amounts cannot be raised, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other alternatives up to and including protection under the United States Bankruptcy Laws.

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

	Three months ended September 30,		Nine months ended June 30,
	2003	2002	2003	2002
Net loss applicable to common stock:

As reported	$(767,292)	$(1,363,527)	$(3,381,037)	$(4,225,999)
Less: fair value impact of employee stock compensation:	(229,100)	(231,117)	(625,020)	(543,291)

Pro forma	$(996,392)	$(1,594,644)	$(4,006,057)	$(4,769,290)
Basic and diluted net loss per share

As reported	$(0.03)	$(0.06)	$(0.15)	$(0.20)

Pro forma	$(0.04)	$(0.07)	$(0.17)	$(0.22)

The fair value of the options was estimated at the date of grant using a Black-Scholes option valuation model with the weighted—average assumptions listed in the table below:

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

We have experienced significant operating losses since our inception and expect these losses to continue for some time. We incurred losses from operations of $4.8 million in 2001, $5.1 million in 2002 and $3.1 million through the first nine months of 2003. As of September 30, 2003, our accumulated deficit was $44.2 million. Our losses result primarily from research and development and selling, general and administrative expenses. We have not generated significant revenues from product sales, and we do not know if we will ever generate significant revenues from product sales. We will need to generate significant revenues to continue our research and development programs and achieve profitability. We cannot predict when, if ever, we will achieve profitability.

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

If we fail to obtain sufficient additional capital then we may have to end our research and development programs and other operations.

We anticipate our current cash, along with our anticipated revenue, anticipated new debt issuances and an anticipated equity milestone payment from Pyxis will be sufficient to fund operations, as planned into early 2005.  If we are not generating sufficient cash by 2005 to sustain our operating needs or cannot raise additional capital by 2005, we may be unable to fund our business operations and will be required to seek other strategic alternatives and may be required to declare bankruptcy.

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

The Series A Preferred Stock has rights that are senior to common stockholder rights and this may reduce the value of the common stock.

The Series A Preferred Stock issued to Pyxis on March 5, 2003 accrues dividends at the rate of 8% of the original purchase price per year, payable only when, as and if declared by the Board of Directors and are non-cumulative.  If we declare a distribution, with certain exceptions, payable in securities of other persons, evidences of indebtedness issued by us or other persons, assets (excluding cash dividends) or options or rights to purchase any such securities or evidences of indebtedness, then, in each such case the holders of the Series A Preferred Stock shall be entitled to a proportionate share of any such distribution as though the holders of the Series A Preferred Stock were the holders of the number of shares of our common stock into which their respective shares of Series A Preferred Stock are convertible as of the record date fixed for the determination of the holders of our common stock entitled to receive such distribution.

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

Currently only a very limited trading market exists for our common stock.  Our common stock trades on the Boston Stock Exchange and the OTC Bulletin Board under the symbol “ILGN.”  The OTC Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the Nasdaq system.  Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time.  The SEC has recently adopted rules that will require the Boston Stock Exchange to impose new requirements on the audit committees of listed companies, including that all of their members must be “independent” by the time of their annual meeting in 2004.  We cannot be certain that any of our current directors will meet the definition of independence eventually adopted by the Boston Stock Exchange, therefore we may fail to satisfy the listing requirements for the Boston Stock Exchange. In addition, the Boston Stock Exchange requires that we maintain stockholers’ equity of at least $500 thousand.  As of September 30, 2003, we reported stockholders’ equity of $2.3 million.  If we do not raise additional equity or convert existing debt into equity, we may fail to satisfy the stockholders’ equity requirement of the Boston Stock Exchange by the first quarter of 2004.  As a result of failing to meet either of these requirements we may be subject to delisting from the Boston Stock Exchange.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of September 30, 2003 the only financial instruments we carried were cash and cash equivalents.  We believe the market risk arising from holding these financial instruments is not material.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting, during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to, nor is its property the subject of, any pending legal proceeding.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 5, 2003, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware increasing the number of authorized shares of capital stock from 55,000,000 to 81,000,000 shares, the number of authorized shares of common stock from 50,000,000 to 75,000,000 shares and the number of authorized shares of preferred stock from 5,000,000 to 6,000,000 shares.

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

Ratification of Appointment of Auditors:  Shareholders approved the ratification of the appointment of Grant Thornton LLP as the Company’s independent accountants for the fiscal year ending December 31, 2003:

	For	Against	Abstain	Broker Non- Vote
Common Stock	19,738,632	19,230	4,515	—
Preferred Stock	28,157,683	—	—	—

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

Exhibit 3.1:  Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on August 5, 2003

Exhibit 31.1:  Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 31.2:  Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32:  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

b.  Reports on Form 8-K:

On August 11, 2003 we furnished a report on Form 8-K to announce the public dissemination of a press release reporting our results for the quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLEUKIN GENETICS, INC.

Date: November 12, 2003	By:	/s/ Philip R. Reilly
Philip R. Reilly
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Fenel M. Eloi
Fenel M. Eloi
Chief Financial Officer,
Secretary & Treasurer
(Principal Financial and
Accounting Officer)