Form 10-K
period 2003-12-31
INTERLEUKIN GENETICS INC
filed 2004-03-29
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number: 0-23413

INTERLEUKIN GENETICS, INC.

(Name of Registrant in its Charter)

Delaware	94-3123681
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 Beaver Street, Waltham, MA	02452
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: (781) 398-0700

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $.001 par value per share	Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act

Common Stock, $.001 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒.

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $ 55,255,163

As of March 15, 2004, there were 23,396,754 shares of the Registrant’s Common Stock and 5,000,000 shares of the Registrant’s Series A Preferred Stock, issued and outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on or about June 7, 2004, are incorporated by reference in Part III hereof.

Forward Looking Statements

This report on Form 10-K and the documents incorporated by reference within this document contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  Statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements.  Words or phrases such as “will likely result”, “expect”, “will continue”, “anticipate”, “estimate”, “intend”, “plan”, “project”, “outlook”, or similar expressions are intended to identify forward-looking statements.  Forward-looking statements address or may address the following subjects:

•                  The sufficiency of our current cash resources, additional anticipated financings and anticipated revenues to fund operations into early 2005;

•                  Our expectation that we will receive at least $3,125,000 in revenue over the fifteen months period ending March 2005 from an affiliate of Alticor under the terms of Research Agreements with this affiliate;

•                  Any expectation we may have of raising additional capital through equity financings;

•                  Our expectation that we will receive royalty payments and/or genetic test processing revenue under the terms of a License Agreement and a Distribution Agreement with affiliates of Alticor;

•                  Our expectation that we may sign additional Research Agreements with affiliates of Alticor, or other third parties;

•                  Our expectation of the benefits that will result from the ongoing research programs that outside parties are conducting on our behalf;

•                  Any expectation we may have regarding the success of developing products, the timing of releasing products for sale or the success of these products when they are released;

•                  Any expectation we may have of attracting business partners to assist in developing, marketing or distribution of our products;

•                  Any expectation that certain health-care related trends will emerge or continue that will support our business model;

•                  Our expectation that our total research and development costs, including clinical costs, but excluding contract research and development, will be between approximately $3.5 and $4.5 million for the year ended December 31, 2004;

•                  Our expectation that we might derive benefit from our patented intellectual property; and

•                  Our expectation that we will continue to experience losses until our genetic testing revenues grow substantially from current levels.

Actual results may vary materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include but are not limited to; risks related to market acceptance of genetic risk assessment tests in general and our products in particular, risks related to technology and product obsolescence, delays in development of products, dependence on third parties, our ability to fund operations through early 2005, competitive risks and those risks set forth within the section titled “Certain Factors That May Affect Future Results of Operations” beginning on page 19 within this report.  We cannot be certain that our results will not be adversely affected by one or more of these factors or by other factors not currently anticipated.  All information set forth in this Form 10-K is as of the date of this Form 10-K.  Unless required by law we accept no responsibility to update this information.

INTERLEUKIN GENETICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

PART I

Item 1.           BUSINESS

Overview

Interleukin Genetics, Inc. is a Delaware corporation.  We are a personalized healthcare company focused on the role that genetically determined variation in the inflammatory response has on health and disease. Our mission is to develop tests and products for personalized healthcare.  We hope to achieve our objective by developing healthcare products that identify an individual’s risk for one or more diseases and determine an individual’s response to therapy and by assisting in the development of preventive and therapeutic products that are personalized based upon an individual’s genetic makeup.  We hope to achieve a leadership position in the commercialization of risk assessment products, pharmacogenetic tests (tests that determine the effectiveness of a therapeutic based upon an individual’s genetic makeup) and personalized therapeutics  (drugs that are efficacious for a specific genotype).  We believe that by identifying individuals at risk for certain diseases and combining this knowledge with personalized interventions, we can help individuals maximize good health.  We think we can also help to reduce healthcare costs and improve patient health outcomes. We have a growing portfolio of patents covering the influence of certain gene variations on risk for a number of common chronic diseases and conditions.

We believe that one of the great challenges confronting medicine today is to find the key to understanding why some people are more prone than others to developing serious chronic diseases and why some people respond to treatments for those diseases differently than others. Until doctors are able to understand the underlying causes for such variability, the practice of medicine will remain largely constrained to the current approach of prescribing therapies based on broad, sweeping recommendations in which very different individuals  receive the same treatment. This approach to medicine is quite impersonal and often ineffective.

Until now, scientific study of chronic diseases has largely focused on identifying factors that “cause” a disease. Common examples of such factors include cholesterol in the case of heart disease, bacteria of the mouth in the case of periodontal disease and reduced estrogen levels in the case of osteoporosis. However, the mere presence of these initiating factors does not necessarily mean a person will develop a disease. For example, everyone with a cholesterol level considered high does not develop heart disease, nor does everyone with a normal cholesterol level avoid heart disease. Rather, the common diseases as we know them only develop when our bodies respond to the initiating factors in a way that results in a problem.  We believe that personalized health profiles should replace the impersonal reliance on generalized markers of health status.

On March 5, 2003, we announced that we entered into a broad strategic alliance with several affiliates of the Alticor, Inc. family of companies to develop and market personalized nutritional and skin care products.  For the purpose of clarity, in this document we will refer to Alticor and all of its wholly-owned subsidiaries, including Access Business Group, Pyxis Innovation and Quixtar as “Alticor”.  The alliance will utilize Interleukin Genetics’ intellectual property and expertise in genomics to develop personalized consumer products.  Alticor has a long history of manufacturing and distributing high quality nutritional supplements and skin care products to a worldwide market.

We are devoting most of our resources to the support of the strategic collaboration with Alticor which includes the development of our own products to be sold in combination with Alticor’s products.  A portion of our resources is also devoted to the development of a new product for the periodontal market.  Thus far, our revenues have consisted primarily of research payments from Alticor and minimal royalties from our periodontitis risk test known as  PST®.  We expect to continue incurring losses as we continue research and development efforts in the development of new tests and new products.

The tremendous expansion of our understanding of the human genome will change the face of healthcare, including approaches to prevention and treatment of diseases.  The ability to obtain detailed knowledge of an individual’s genetic information, the recent developments in the understanding of inflammation, and an aging “baby boomers” generation have converged to create an opportunity for us to leverage our core technology into a new approach in healthcare called “personalized healthcare”.

Inflammation

One of the many benefits of the Human Genome Project is our new understanding of the role of SNPs (single nucleotide polymorphisms).  Once used as a tool to help scientists decipher the human genome, SNP analysis now is the principal instrument used to dig much more deeply into the relevance of genetic variations for the benefit of human health.  SNPs have been used to establish correlation between the presence or absence and risk or susceptibility to certain disease conditions.  A variation in a common SNP may cause a gene to make a variant protein leading to a discernible physiological impact.  We have focused on the SNP variations associated with inflammation and have conducted clinical studies involving over 20,000 individuals.  Working with the University of Sheffield, we have identified the function of several SNP variations that exert important influences on the body’s inflammatory response.

Inflammation is the overt expression of the body’s protective mechanism in response to a challenge.  Over the last dozen years, understanding of the role of inflammation in several diseases has increased.  It is now accepted that many chronic inflammatory diseases begin with a challenge to the tissues of the body and that the inflammatory response system of an individual mediates the clinical manifestation of the disease.  The diagram below reflects some of the diseases thought to be significantly influenced by inflammation.  It is now known that SNP variations in the genes that influence the inflammatory process can, in fact, predict a person’s risk/trajectory of a disease or a person’s response to certain medications.

Inflammation is the first organized response to any injurious challenge to the body, such as a bacterial infection. It is a well-defined process that involves the migration and activation of leukocytes from the blood to the site of challenge. The objective of inflammation is to localize and destroy the deleterious agent. If the deleterious agent cannot be cleared, the inflammation becomes chronic.

There are classic inflammatory diseases, such as rheumatoid arthritis, but in recent years inflammation has been found to underlie several major diseases. For example, it is now known that inflammation is a major component of the process that leads to acute heart attacks.

If an individual has a strong inflammatory response, he may be more successful in clearing a bacterial infection than an individual with a less robust response. However, an individual with a strong response, may be at increased risk for a more severe course in one or more of the chronic diseases of mid to later life, such as cardiovascular disease, osteoporosis, and Alzheimer’s disease.

Core Technology

Our intellectual property is highly focused on the discoveries that link genetic variation in key inflammation genes to risk for disease. Since the IL-1 and TNFa genes  appear to be two of the strongest control points for the development and severity of inflammation, we have focused our efforts on them.

We have patents issued on single SNPs and SNP patterns in the IL-1 gene cluster as they relate to use for identifying individuals on the rapid path to chronic disease complications. We believe these patents are controlling relative to IL-1 SNP patterns that would be used for individual consumer risk assessment. We also have issued claims and filed applications that focus on the use of IL-1 and TNFa SNPs to screen for nutritional compounds that block inflammatory mechanisms in individuals with certain genetic patterns.

Although the biology of inflammation is complex, among the first genes activated with any injurious challenge are the genes for IL-1 and TNFa. These chemicals then activate multiple biochemical cascades that lead to the cellular and molecular mechanisms that constitute inflammation. In the early 1990’s we developed innovative computer modeling approaches to explore how complex biological systems were regulated. This led to the issuance of U.S. Patent “Hierarchical Biological Modeling System and Method” (US #5,657,255). Using computer models, and clinical and laboratory data, we determined that IL-1 and TNFa were at critical biological leverage points, and we initiated research programs to determine if variations in expression of IL-1 and TNFa were clinically important. Our work in this area was sufficiently early to allow us to acquire a patent portfolio with broad coverage for the use of variations in IL-1 genes for predictive medicine, selection of appropriate therapeutics, and development of preventive and therapeutic agents.

In the early 1990’s, at the same time that we were beginning to focus on the importance of IL-1, Professor Gordon Duff in the UK identified the first single-nucleotide polymorphisms (SNPs) in the IL-1 genes, and he and other investigators demonstrated that individuals with some of those variations produced higher levels of IL-1.

In 1993, we initiated research collaborations with Dr. Duff, and in 1994, ILGN initiated a joint venture agreement with Professor Duff and the University of Sheffield to investigate and patent the clinical use of variations in the genes that control inflammation.

Groups of IL-1 SNPs are often inherited together as patterns (haplotypes). ILGN has a patent issued (US# 6,268,142; Diagnostics & Therapeutics for Diseases Associated with an IL-1 Inflammatory Haplotype) on haplotypes in the IL-1 gene cluster and their biological and clinical significance.

Studies by us and others have now shown that individuals who have certain IL-1 gene variations or patterns of variations:

1.               Have increased levels of IL-1

2.               Have increased levels of other inflammatory mediators that are downstream of IL-1

Individuals with a particular IL-1 genotype have significantly higher levels of IL-1 and other inflammatory mediators.  Individuals with another specific genotype pattern tend to have lower levels of inflammatory mediators.  It is also important to note that the IL-1 gene variations, on which we are focused, are highly prevalent in the population, with 8-10% of the Caucasian population being homozygous (i.e. the individual has two copies of the variant) for the less frequent variant.

We have laboratory and human research systems for screening drug and nutrient compounds for their differential effects on people with different genetic variations. Patents are pending on this technology. These systems are also used for discovering “biomarkers”---i.e. biological chemicals that are indicative of a disease process. The goals of our  Functional Genetics screening systems and biomarker programs are as follows:

1.               Create IL-1 genotype/haplotype specific human cell lines for high throughput screening of nutritional products designed for the modulation of the inflammatory response.

2.               Identify novel and proprietary biomarkers that allow one to monitor nutrient effects on the inflammatory response in individuals with certain genetic patterns.

Biomarker discovery and development systems

In addition to determining which gene variations predict which individuals are more likely to develop earlier and more severe disease, we are discovering the specific SNPs that actually control the biology to cause the disease differences. These “functional SNPs” guide the identification of novel biomarkers for monitoring an individual’s disease status before the individual develops symptoms of disease or to monitor response to preventive or therapeutic agents to control the disease development. In addition, the functional SNPs provide “targets” for refining drug and nutrient benefits on a specific individual---i.e. “pharmacogenetics” or “nutrigenetics”.

In our studies in progress at the University of Arkansas Geriatrics Center and at the Boston University Medical Campus, individuals have been selected for three groups that have specific differences in IL-1 functional SNPs. In one study muscle response differences have been studied among the three IL-1 groups after an acute bout of resistance exercise.

In the screening systems described above, we are identifying which biomarkers are influenced by the differences in IL-1 functional SNPs. This information will be used to then screen nutritional and drug compounds that have the potential to modify the response to health challenges in people with a specific genetic variation.

Business Strategy

We are in the business of personalized health.  In essence, personalized health is a new and growing field that includes the development and marketing of: 1) genetic risk assessment products, 2) pharmacogenetic tests, 3) personalized nutrition supplements and skincare products, and  4) personalized therapeutics.  We will use our intellectual property and expertise to develop products or acquire additional intellectual property that can be leveraged, through collaboration with partners, to address market needs with any or all of these products listed above.

Our current commercial strategy is to partner with companies that have sales and marketing capabilities and products or services that complement our own products.  We currently have no plans to develop our own sales force; we plan to rely on our strategic partners to promote and distribute our products.  The essence of these strategic partnerships is that the selling partner will benefit because its product or service sales will be spurred by our products.  The first of these strategic partnerships is the partnership we have with Alticor and its affiliates.  The details of this affiliation are described within the section titled “Strategic Alliances and Collaborations” beginning on page 14.

Currently, we will generate cash flow by:  1) charging a fee for conducting a DNA based risk assessment test and generating a personalized risk assessment profile;  2) receiving a royalty from products sold as a result of the risk assessment report; and  3) receiving a license fee and royalty from out-licensing our core technology.  Furthermore, we plan to collaborate with other companies in the research and development of products.  In these collaborations, we expect to receive a certain amount of research funding from the partner covering labor, material, overhead and a small amount of profit.  Our first such contract is with Alticor for the development of personalized nutritional and skincare products.  We entered into this partnership on March 5, 2003 and it is currently our only revenue-generating research collaboration.

Although we are currently developing products that help individuals assess their genetic risk or determine their response to therapy, we plan to expand our business to include development of personalized therapeutics.

For the next three years we have established the following specific key objectives:

I.                 Complete our deliverables under the Alticor research agreement  which includes the launch of one of our risk assessment products, by the second quarter of 2005.

II.             Complete a pilot launch of a new periodontal risk assessment product in the dental market by the second quarter of 2005.

III.         Complete our deliverables under the Alticor research agreement which includes the launch of another of our risk assessment products, by the second quarter of 2006.

IV.         Establish a DNA testing laboratory operation by the first quarter of 2005 to process all the test samples resulting from the launch of our  risk assessment products.

V.             Expand our intellectual property by in-licensing other key SNPs that complement our core technology in studying the effects of inflammation in additional common conditions and diseases.

Products

Product Available for Sale

Our first genetic susceptibility test, PST, identifies patients at risk for rapid progression of periodontitis. Periodontitis is a bacterially induced chronic inflammation that destroys the collagen fibers and bone that surround and support the teeth. Untreated, periodontitis will eventually result in tooth loss. Individuals who test positive for this genotype will normally be placed on a more frequent recall program with their dental provider, and would be candidates for more aggressive treatment with available therapeutics.

PST was the result of the discovery of an association between  specific IL-1 SNPs and severe periodontal disease. IL-1 is a cytokine protein that is known to play a role in inflammation and the expression of periodontal disease. Patients with this specific genotype have been found to progress more rapidly towards severe periodontal disease. It has also been determined that cells with this genotype produce as much as four times more IL-1 in response to the same bacterial challenge. Prevention or therapeutic intervention aimed at reducing the bacterial challenge should decrease the stimulus for IL-1 production and could thereby protect the patient against the potentially destructive effects of this genotype. Based on clinical trials we have conducted, we estimate that approximately 30% of the population will test positive for this genotype.

We developed PST under the terms of a project agreement with Sheffield University.  In November 1997, a patent related to the detection of genetic predisposition to periodontal disease was issued to us. We initiated commercial sales of PST in October 1997 and the revenues derived from it to date have been minimal.  We are currently marketing PST, through various distributors in the U.S. and Europe.  We are currently modifying PST and planning to replace it with a new product in 2005.

Products in Development

We plan to develop three categories of products:

1.               Risk Assessment Products – those that combine a genetic test with other disease-specific risk factors and produce a disease-specific personalized risk assessment.  The information gathered from the genetic test and other sources is processed through a proprietary disease-specific algorithm to produce a personalized report.  These products will be partnered, in a strategic alliance, with a complementary product or service that provides a preventive or therapeutic solution to the problem.

2.               Pharmacogenetic Tests - genetic tests that will assess a patient’s likely response to a specific therapeutic.  These products will either be sold with a partner’s drug through a strategic alliance or sold directly to physicians through a distribution agreement.

3.               Personalized Therapeutics - compounds effective in the treatment of persons of a particular genotype.  These compounds may come from several sources, including, (i) off-patent drugs that can be re-patented as a treatment for a specific genotype, (ii) drugs that were discontinued during development but shown to be safe in humans and might gain approval if we were able to identify the specific patients for whom it will work, and (iii) drugs being developed, or recently launched for a specific indication that could also be developed for a different disease.

Risk Assessment Products

INT-484 Personalized Cardiovascular Product

The causes and mechanisms of atherosclerotic cardiovascular disease (CVD) are complex and not completely understood. Consequently, prediction, diagnosis and treatment of coronary artery disease has focused on the development of a set of risk factors that help to identify those individuals who are most at risk.  Medical treatment and nutritional counseling focuses on modulation of any recognized risk factors that can be modified.  The traditional CVD risk factors, such as high cholesterol, diabetes and smoking, account for slightly over half of CVD cases. When this fact is considered together with the enormous cost to the healthcare system of treating all high-risk individuals with cholesterol lowering prescription drugs to prevent CVD, it is easy to understand why there is great interest in developing new tests to stratify individuals’ risk.  Likewise, there is already a bewildering array of  products confronting consumers who wish to enhance their own cardiovascular health through non-prescription dietary and nutritional approaches.  We believe the rapid explosion in knowledge about variation in the human genome holds great promise for providing the scientific basis for tests that can help the health care practitioner and consumer better understand individual risk and make more informed decisions among medical and nutritional products.

Chronic inflammation is now a well-recognized risk factor in the development of CVD and for subsequent heart attacks.  We have conducted studies that demonstrate certain variations (SNPs) in the IL-1 genes contribute to a pro-inflammatory state.  One pattern of IL-1 SNPs leads to increased levels of inflammation and an increased risk of an acute myocardial infarction.  A second pattern of IL-1 SNPs leads to qualitative differences in inflammation and is associated with an increased risk of clogged heart arteries that produce pain on exercise (angina). Since the IL-1 SNPs that an individual is born with do not change, they may be used to predict risk for specific types of heart disease and to guide preventive therapies.

We are developing this product to be marketed with one of Alticor’s personalized nutritional products.  The development of the genetic test is nearly complete.  We are now developing a proprietary algorithm that will process the genetic test result and the other health risk factors into a personalized risk assessment.  We anticipate this product to be launched around the second quarter of 2005.

INT-551  Personalized Periodontal Product

This new product will build upon our current PST product by adding to it additional SNPs, a bacterial test (of mouth flora) and other risk factors.  A proprietary algorithm is being developed to process all this information and generate a personalized periodontal risk assessment.

The product will be positioned as a way for the dentist and/or hygienist to not only better manage their early to moderate periodontal disease patients, but also to better monitor their gingivitis patients, so they can prevent them from going on to develop severe periodontal disease. The positioning will also connect the product to the growing awareness among dentists, hygienists and consumers about the relationship between periodontal health and overall health (heart health, women’s health, etc.) elevating the importance of participating in such a program as a way towards better general health and wellness.

Given our past difficulties in getting dentists to adopt genetic testing, we took a hard look at the opportunity to relaunch this  product.  Upon completion of a thorough analysis, we concluded that both the offering and environment were sufficiently different than in the past to repackage the product.

Listed below in Table 1 are some of the major differences between the commercial offering of PST that was launched in 1997 and our planned launch of the new product:

TABLE 1: PST compared with New Product

	PST Test	New Product
The Offering

Product was an IL-1 genetic test alone.  Sample collection method was finger stick blood

 Limited clinical support/publications

Target was specialists who only treat people that already have severe disease (treatment)

Offering includes SNP panel and a Personal Risk Report.  Sample collection is simple cheek swab

Extensive clinical support/publications

Target will be generalists who see patients before they develop severe disease (prevention)

The Environment

Human genome not yet sequenced; limited awareness of genetics in environment

Limited awareness of the links between periodontal and heart/systemic health

Healthcare decisions were mostly driven by doctors and based on the concept of a late intervention and a “generic patient”

No sophisticated/medical diagnostic had been adopted by dentists

Role of specialists was a complication, since generalists should have been promoting early intervention and prevention for gum disease, but periodontists were threatened by this

Human genome sequenced; extensive awareness of genetics and DNA testing in consumer and dental markets

High level of awareness of links between periodontal and heart/systemic health

Consumers are demanding better prevention products and personalization of treatment, even if it means paying out of pocket

First sophisticated/medical diagnostic has been adopted by dentists (Oral CDx for cancer)

Role of specialists clearer due to “2020 Vision” saying that generalists should do early intervention and prevention for gum disease and that specialists need to treat advanced disease and support this

In spite of these differences, given our history and the uncertainties in the dental market, we believe that the best way to approach this opportunity would still be cautiously. We are therefore planning to proceed with a test market first in specific geographic locations designed to be “generalizable” to the broader market.  Then, we can “scale up” with confidence, if the test market response is sufficient.

We anticipate launching this product in a test market during 2005.  If it is successful in the test market, it could be released in the general marketplace during 2006.

INT-811 Personalized Osteoporosis Product

Osteoporosis, the most common age-related bone disease, results in a decrease in the strength of the bone that leaves the affected individual more susceptible to fractures. According to the National Institute of Health 10 million Americans suffer from the disease and another 34 million have low bone mass, placing them at increased risk for the disease.  Although osteoporosis occurs in both men and women, it begins earlier and progresses more rapidly in women after menopause.  The consequences of osteoporosis can be both physical and financial.  Hip and vertebral fractures, which are commonly associated with osteoporosis, have a profound impact on quality of life.  The National Institute of Health estimated that, as of 2001, direct financial expenditures for the treatment for osteoporotic fractures was $17 billion annually in the United States alone.

We have conducted several research projects with major osteoporosis centers. Results of these studies have indicated that a number of small variations in the IL-1 gene cluster, referred to as polymorphisms, are associated with a more rapid rate of bone loss and an increased risk of fracture in post-menopausal women.  A genetic predisposition test could identify women at elevated risk for developing osteoporosis-related vertebral fracture early in the course of the disease and allow these women and their physicians to practice preventive medicine. This will enable nutritional or therapeutic intervention or recommendations for changes in lifestyle or diet at an early stage, so that bone loss and fracture are minimized or prevented.

This product will combine the IL-1 SNPs with other SNPs known to contribute to bone loss to form a genetic panel.  The panel is currently being tested in the database from SOF (Study of Osteoporotic Fractures) from the University of California in San Francisco (UCSF).  Once the development of the test panel is completed, we will begin the development of the algorithm that will incorporate other risk factors to generate a personalized risk assessment.  We anticipate that a personalized risk assessment product will be our second product launch in connection with our strategic alliance with Alticor.  We expect this product will launch near the second quarter of 2006.

Pharmacogenetic Tests

INT-1354 Rheumatoid  Arthritis

This product is in an early research phase of development.  A preliminary clinical study is being conducted to determine whether or not IL-1 SNPs can identify patients most likely to respond to the therapeutics currently being prescribed for the disease.  The small study is completed and analysis of the data is ongoing.  We expect to have the results in the second quarter of 2004.

Personalized Therapeutic Products

INT-4251 Endometriosis

This product is also in an early research phase of development.  We considered multiple potential inflammatory disease targets and chose to do preliminary studies in Endometriosis.  We are planning to begin a study during the second quarter of 2004, in which we will be implanting genotype-specific human endometrial tissues into mice and treating them with various anti-inflammatory compounds.  This study will lead us to the selection of the appropriate therapeutic compound to advance to the next development phase.  We expect to have preliminary results in 2005.

Product Development and Commercialization Phases

Early Research

A product is in Early Research Phase when it is just a concept being investigated in our research  laboratory or with an  academic partner.  The experiments being conducted are usually in vitro using our genotype-specific cell lines.  The experiments may also be in vivo using our Human Test System at Boston University or the University of Arkansas.  The results of these investigative experiments will determine whether or not the product proceeds to the next phase.

Clinical Development

As an internal procedural standard, we conduct three categories of clinical trials in conjunction with our genetic susceptibility tests. The first trial is called a proof of principle trial, used to prove a laboratory finding. The results of this trial are utilized to support the initial patent application and therefore the trial needs to be completed before the patent application can be filed. The second trial is a confirmatory trial. The purpose of the confirmatory trial is to independently confirm the results of the proof of principle trial. The third trial relates to clinical utility. The clinical utility trial is conducted to learn what is the most effective utilization of the test in actual clinical practice.

Product Development

Following confirmatory studies, additional trials are completed on larger populations to help develop broad scientific evidence supporting the clinical utility of each of our tests. Such additional trials not only strengthen the support for each test’s known use (e.g., detecting genetic susceptibility) but also lead to additional practical uses of the susceptibility tests (e.g., use of the susceptibility tests to determine a patient’s responsiveness to a given drug).

During this phase, the algorithm, if a risk assessment  product, is also being  developed for testing  in the clinical environment.  Also, during this phase, a business development effort gets underway to find a marketing and distribution partner and preliminary market research is launched.

Commercialization

At this phase, a partner is in place for the marketing and distribution of the product.  We usually develop a scientific credibility program to obtain the support of thought-leaders in the disease area.  The educational programs are put in place and training begins.  In some instances, there may already be a firm order in place for a minimum number of personalized risk assessments.

During this phase, a brand name is developed for the product and, if necessary, a pilot launch of the product takes place to test receptivity and market adoption.  A product can still be dropped at this phase if the pilot launch fails in key geographical areas.

Product Pipeline Summary

The table below summarizes the current stage of development of the products described above.

Products	Early Research		Clinical Development		Product Development		Commercialization
INT-484	xxxxxx	xxxxxxxx	xxxxxxxx	xxxxxxxxxxx	xxxxxxxx	xxxxxxxxxx	xxx

INT-551	xxxxxx	xxxxxxxx	xxxxxxxx	xxxxxxxxxxx	xxxxxxxx	xxxx

INT-811	xxxxxx	xxxxxxxx	xxxxxxxx	xxxx

INT-1354	xxxxxx	xxxxxxxx	xxxxx

INT-4521	xxxxxx

We have spent $2,031,000, $3,082,000 and $2,687,000 on research and development during the years ended December 31, 2003, 2002 and 2001, respectively.  We expect to spend between $3.5 million and $4.5 million in the 2004 fiscal year.

Laboratory Testing Procedure

Each of our genetic susceptibility tests requires consumers, dentists or physicians to follow a specific protocol. To conduct a genetic susceptibility test, the doctor, dentist or consumer collects cells from inside the cheek on a brush and submits it to the laboratory that has been selected to perform the test. The laboratory then performs the test following our specific protocol and informs the dentist/physician or consumer of the results.

In the current fiscal year, we plan to build a state-of-the-art Clinical Laboratory Improvement Act of 1988 (CLIA) -approved DNA testing laboratory to process all the test samples resulting from the expected product launches.  The regulatory requirements associated with a clinical laboratory are addressed under the section titled “Government Regulation”.  The capacity of the laboratory will be approximately 100,000 tests per year. We plan to partner with a number of reference laboratories  to provide backup support should we receive samples beyond our capacity.

Marketing and Distribution Strategy

Although the end-user of our products/services will be consumers, our method for reaching them is through selling value “Business to Business”.  As a small entity without easy access to the mass consumer market, we will focus on partnering with larger entities that have connections to and influence over significant numbers of consumers.  In some cases, this will be a single step process (e.g. Alticor and multi-level marketing channels) and in other cases, a two step process (e.g. using a Dental Partner to reach dentists who in turn reach consumers) (See Figure 3. below).  In every case we will select an approach where everyone in the chain “wins” and will be motivated to promote or utilize our personalized prevention programs.

We will provide value to our customers (businesses with an interest in personalizing their offerings), and they will in turn translate this value to their customers (some subset of the mass consumer market). In support of this effort, we will also play a role in preparing the environment to ensure the success of our collective efforts. The ways in which we plan to prepare the market for our products include: activities related to training and education; building scientific credibility; and creating demand among consumers through public relations.

The profile of our partner will be a company with an established sales force or distribution channel that can get our products to market.  Alticor  is currently our only  strategic partner.  We plan to develop several strategic relationships in order to access desired markets.

FIGURE 3: Strategic Marketing and Distribution Model

Reimbursement

The availability and levels of reimbursement by governmental and other third-party payors affect the market for any healthcare service. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products and services. We believe that the extent of third-party payor reimbursement will likely heavily influence physicians’ and dentists’ decisions to recommend genetic susceptibility tests, as well as patients’ elections to pursue testing.

However, we have a consumer marketing strategy.  We expect consumers to pay out-of-pocket for their personalized risk assessment products.  We have some products under development that may require third-party reimbursement.  To the extent that some of our products are sold through the medical channel, our ability to successfully commercialize these products will depend on obtaining adequate reimbursement from third-party payors.  The first three products in our product development pipeline do not require reimbursement from a third party.

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

Alticor Inc.

On March 5, 2003, we announced that we entered into a broad strategic alliance with Alticor to develop and market novel nutritional and skin care products.  The alliance will utilize our intellectual property and expertise in genomics to develop personalized consumer products.  Alticor has a long history of manufacturing and distributing high quality nutritional supplements and skin care products to a worldwide market.

The alliance includes an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations.  The financial elements of this alliance are described in greater detail in the section titled “Current Financial Condition” beginning on page 17.

In broad terms, this alliance will open our research and development products to our partner’s proven marketing and distribution channels.  We believe that the benefits derived from nutritional products that are being developed by this partner will be greatly enhanced by applying our deeper understanding of the underlying human genetics.  Further, we and our partner share a belief that the future of personalized nutritional supplementation and skin care will be based on an individual’s genetic makeup.  This alliance will focus on developing genetic tests to determine a genetic profile of an individual and developing nutritional supplements and skin care products that will benefit individuals of that genetic profile.

Sheffield University

We have followed a strategy of working with partners at the fundamental discovery stage. This strategy has given us access to discoveries while reducing up-front research expenses. Since 1994, we have had an alliance with the Department of Molecular and Genetic Medicine at Sheffield University (“Sheffield”) in the United Kingdom. Under this alliance, Sheffield has conducted fundamental discovery and genetic analysis, and we have focused on product development, including clinical trials, and the commercialization of these discoveries.

In October 1999, we entered into a new arrangement with Sheffield and its investigators replacing the research and development agreement that had been in place with Sheffield since 1996. Pursuant to this new arrangement, we issued an aggregate of 475,000 shares of our common stock to Sheffield and certain of its investigators in exchange for the relinquishment by Sheffield of its interests under certain previous agreements with us. In addition, this agreement requires us to issue to Sheffield and certain of its investigators options to purchase an aggregate of 50,000 shares of stock at the current market price each June 30th during the period of time the arrangement is in place. Sheffield is entitled to additional options to purchase 10,000 shares of stock at the current market price each June 30th for each patent that is filed on our behalf during the previous twelve months.  The agreement with Sheffield expires in June 2004.

Other Academic Research Collaborations

Kaiser  Permanente

In December 2001, we entered into a broad collaboration with Kaiser Permanente to study genetic risk factors for chronic diseases that are affected by inflammation.  In March 2002, we began a specific study under the broad collaboration in which we investigated the value of testing for genetic differences among people who have Type II diabetes to determine their relative risk of developing cardiovascular disease.  Analysis of the data concluded in the third quarter of 2003.  The results showed that there was no correlation between certain IL-1 SNPs and individuals with Type II diabetes.

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

University of Arkansas

In March 2002, we entered into a collaboration with the University of Arkansas for Medical Sciences College of Medicine to study how genetic variations in inflammatory genes influenced risk for Alzheimer’s Disease and to identify potential drug targets for that disorder.  The collaboration is ongoing as of March 1, 2004.

PST Commercial  Partnerships

In December 2000, we entered into an exclusive seven-year license agreement with Hain Diagnostika/ADS GmbH (“Hain”) for the marketing, distribution and processing of PST in all countries outside of North America and Japan. Hain has extensive experience in commercializing genetic tests on its DNA-STRIP Technology Platform in several fields as well as a specific commitment to marketing products directly to dentists. Hain’s central facility offers excellent turnaround times, high quality laboratory operations and a sales and technical staff to support clinical users.  In May 2003, we amended the agreement with Hain to a non-exclusive license limited to the European Territory.  Since December 2001 Kimball Genetics, Inc. has been our sole marketing partner within the United States.  We believe that through our partners we have adequate coverage in the sales, distribution and processing of PST.

Intellectual Property

Our commercial success may depend at least in part on our ability to obtain appropriate patent protection on our drug discovery and diagnostic products and methods. We currently own exclusive rights in fourteen issued U.S. patents, which have projected expiration dates between 2015 and 2020, we have received Notices of Allowances on two U.S. patent applications and have thirteen additional U.S. patent applications pending, which are based on novel genes or novel associations between particular gene sequences and certain inflammatory diseases, and disorders. Of the twelve issued patents, eight relate to genetic tests for periodontal disease, osteoporosis, asthma, coronary artery disease, sepsis and disease associated with IL-1 inflammatory haplotypes, three relate to BioFusion, our biologic modeling software, and one relates to a transgenic mouse model.

We have been granted a number of corresponding foreign patents and have a number of foreign counterparts of our U.S. patents and patent applications pending.

We have received trademark protection for PST, our periodontal susceptibility test. Our proprietary technology is subject to numerous risks, which we discuss in “Certain factors that may affect future results of operations” beginning on page 19 of this report.

Competition

The competition in the field of Personalized Health is not well defined due to lack of an established market and customer base.  The concept is new and requires consumers to do things differently, hence it is a “disruptive technology”.  Adoption of such technology requires substantial market development and customer prospecting.  There are a few companies offering predisposition tests and product recommendations but we believe they neither have the intellectual property nor the scientific credibility required to provide leadership or present a real competitive obstacle to us.  We intend to lead the Personalized Health sector with products that meet a specific market need in a targeted segment so as to facilitate adoption of the technology.

There are a number of companies involved in identifying and commercializing genetic markers in the form of a genetic test, however, the companies differ in product end points and target customers.  The companies in the industry break down into four distinct sectors, including, 1) Predictive Medicine Companies, 2) SNP Discovery Companies, 3) Personalized Health Companies, and 4) Technology Platform Companies.  Total Revenues in the Predictive Testing industry are currently less than $100 million and two companies account for approximately 75% of the revenues.

Our competitors in the United States and abroad are numerous and include, among others, major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions, including those receiving funding from the Human Genome Project.  Many of our potential competitors have considerably greater financial, technical, marketing and other resources than we have, which may allow these competitors to discover important genes or successfully commercialize these discoveries before us. If we do not discover disease-predisposing genes, characterize their functions, develop genetic tests and related information services based on such discoveries, obtain regulatory and other approvals, and launch these services or products before competitors, we could be adversely affected.

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

In the case of newly introduced products requiring “change of behavior” (such as genetic susceptibility tests), multiple competitors may accelerate market acceptance and penetration through increasing awareness. Moreover, two different genetic susceptibility tests for the same disease may in fact test or measure different components, and thus, actually be complementary when given in parallel as an overall assessment of risk, rather than being competitive with each other.

Furthermore, the primary focus of most companies in the field is performing gene-identification research for pharmaceutical companies for therapeutic purposes, with genetic susceptibility testing being a secondary goal. In contrast, our primary business focus is developing and commercializing genetic susceptibility tests for common diseases and forward-integrating these tests with additional products and services.  We anticipate only an ancillary drug discovery program.

Government Regulation

The sampling of blood, saliva or cheek scrapings from patients and subsequent analysis in a central clinical laboratory does not, at the present time, require Federal Drug Administration (“FDA”) or regulatory authority approval inside the U.S. for either the sampling procedure or the analysis itself. The samples are collected using standard materials previously approved as medical devices, such as sterile lancets and swabs. The testing procedure itself is performed in one or more registered, certified clinical laboratories under CLIA, administered by the Health Care Financing Administration. The federal regulations governing approval of the laboratory facilities and applicable state and local regulations governing the operation of clinical laboratories would also apply to the laboratories performing tests for us. Changes in such regulatory schemes could require advance regulatory approval of genetic susceptibility tests sometime in the future and could have a material adverse effect on our business. In addition, certain billing practices require that we, or a subsidiary, be licensed and regulated under CLIA.

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

Current Financial Condition

Since our inception, we have accumulated a deficit of approximately $45.0 million, including losses of approximately $4.2 million during 2003. For the year ended December 31, 2003, we had negative cash flows from operating activities of approximately $3.4 million and at December 31, 2003 we had cash and cash equivalents of approximately $4.8 million.

In a private placement on March 5, 2003, we entered into a Stock Purchase Agreement with Alticor pursuant to which Alticor purchased from us 5,000,000 shares of our Series A Preferred Stock for an aggregate of $7,000,000 in cash.  In March 2004, Alticor paid an additional $2,000,000 for no additional equity when we achieved the milestones set forth in the Stock Purchase Agreement.  The offering was made to Alticor by way of a private placement exempt from registration under the Securities Act.  As of December 31, 2003, the Series A Preferred Stock is convertible into an aggregate of 28,157,683 shares of our common stock (reflecting a conversion price of $0.3196 per share), subject to weighted average anti-dilution adjustments.  If all the shares of Series A Preferred Stock had been converted to common stock as of December 31, 2003, the shares issued would represent 54.76% of our outstanding common stock.

Pursuant to the terms of the Stock Purchase Agreement, in March 2003 Alticor also refinanced $2,000,000 of debt we had incurred to Alticor from October 2002 through January 2003.  In June 2003, Alticor advanced an additional $595,336 that we used to repay bridge financing notes issued in August 2002.  All of our indebtedness to Alticor carries a variable interest rate equal to one percent above the “prime rate,” payable quarterly in cash, matures on December 31, 2007 and is convertible at the option of Alticor into shares of our common stock at a conversion price of two times the then applicable conversion price of the Series A Preferred Stock.  As of March 15, 2004, outstanding principal to Alticor would be convertible into 4,060,288 shares of common stock.  Alticor also has agreed to provide a working capital credit line of up to $1,500,000 to initiate selected research agreements with third party entities approved by our board of directors.  No qualifying agreements have been approved to date and we have not accessed the credit line.

Concurrent with the closing of the Stock Purchase Agreement, we entered into a Research Agreement with Alticor, governing the terms of developing and validating nutrigenomic and dermagenomic tests and products.  It is expected that Alticor will provide us with $5,000,000 during the twenty-four months ending March 2005 (including approximately $2,500,000 cash received through December 31, 2003) to conduct certain research projects.  We will also receive a royalty payment based upon sales of the resulting products.  We also entered into a License Agreement with Alticor, granting an exclusive, world-wide license of all of our current and future intellectual property, limited to the field of nutrigenomics and dermagenomics in exchange for royalty payments based upon the sales of these products.

On October 22, 2002, as a condition for the interim financing with Alticor noted above, we entered into separate agreements with the purchasers in the December 2000 and January 2001 private placements, described below, to waive certain provisions of these private placement agreements. Specifically, the purchasers waived their right to receive cash payments of up to $100,000 per month when our common stock was delisted from the Nasdaq

SmallCap Market on December 10, 2002.  The purchasers also waived their right to receive additional shares of our common stock through March 31, 2003 for no additional consideration upon the issuance of shares of our common stock at a price below $2.50 per share. Under these agreements, the purchasers have also agreed to cancel warrants to purchase an aggregate of 864,407 shares of common stock. In exchange, we issued an aggregate of 1,676,258 shares of our common stock to the purchasers for no additional cash consideration.

In August 2002, we received approximately $475,000, net proceeds, from the sale of term promissory notes with an aggregate original principal amount of $525,000. These notes had an original maturity of one year and accrued interest at a rate of 15%.  The principal and accrued interest, a total of $595,336, was repaid in July 2003. The funds for this repayment were provided by Alticor as described above. The promissory notes purchasers received warrants to purchase one share of stock for a purchase price of $2.50 for every dollar invested in the promissory notes. In total, warrants to purchase 525,000 shares of stock were issued. These warrants expire in August 2012.

In January 2001, we sold 1.2 million shares of common stock for $2.50 per share in a private placement. The purchasers of the common stock also received warrants to purchase 600,000 shares of common stock exercisable at $3.00 per share. We generated net proceeds of approximately $2.9 million from this transaction.  Under the terms of this private placement, we are required to adjust downward the price per share paid in the offering, by issuing additional shares, to match any offering price paid in subsequent offerings during the following twenty-four months.  These warrants were canceled on October 22, 2002 and 670,588 additional shares were issued to the purchasers of this private placement.  See above for more details.

In December 2000, we sold 542,373 shares of common stock at $3.69 per share in a private placement. The purchasers of the common stock also received warrants to purchase 135,593 shares of common stock exercisable at $4.83 per share. We generated net proceeds of approximately $1.9 million from this transaction. Under the terms of this private placement, we were required to adjust downward the price per share paid in the offering by issuing additional shares to match any offering price paid in subsequent offerings during the following twenty-four months. Following the January 2001 offering described above, we issued an additional 257,627 shares of common stock to the purchasers in the December 2000 offering, and new warrants to purchase 264,407 shares of common stock exercisable at a price of $3.13 to replace the previously issued warrants to purchase 135,593 shares of common stock. These warrants were canceled on October 22, 2002 and 1,005,670 additional shares were issued to the purchasers of this private placement.  See above for more details.

We anticipate that our existing cash and cash equivalents, together with anticipated revenue and interest income, will be sufficient to conduct operations as planned through early 2005.  Our future cash requirements are anticipated to be substantial, and we do not have commitments for additional capital at this time. Our cash requirements are expected to arise from the commercial launch of our products, continued research and development efforts, the protection of the intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. There is no assurance that we will be able to raise additional capital on terms acceptable to us, if at all.  If additional amounts cannot be raised and we are unable to substantially reduce our expenses, or increase our revenues, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other alternatives up to and including protection under the United States Bankruptcy Laws.

Other Information

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

Employees

As of March 15, 2004, we had twenty full-time and part-time employees. Of our employees, twelve are engaged primarily in the research, development and commercialization of tests and eight are engaged primarily in administrative or managerial activities. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Certain factors that may affect future results of operations

We have a history of operating losses and expect these losses to continue in the future

We have experienced significant operating losses since our inception and expect these losses to continue for some time. We incurred losses from operations of  $4.8 million in 2001, $5.1 million in 2002 and $3.9 million in 2003. As of December 31, 2003, our accumulated deficit was $45.0 million. Our losses result primarily from research and development, general and administrative expenses. We have not generated significant revenues from product sales, and we do not know if we will ever generate significant revenues from product sales. We will need to generate significant revenues to continue our research and development programs and achieve profitability. We cannot predict when, if ever, we will achieve profitability.

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

The market for personalized healthcare is unproven

The competition in the field of Personalized Health is not well defined due to lack of an established market and customer base.  The concept is new and requires consumers to do things differently, hence a “disruptive technology”.  Adoption of such technology requires substantial market development and customer prospecting.  There are a few companies offering predisposition tests or health risk assessments and product recommendations based upon these assessments activities in these areas remain small and the overall market is unproven. While both Alticor and we have done some initial market research regarding the marketability of these products there can be no assurance that these products will be successful upon launch or that they can be sold at sufficient margins to make them profitable to our partners or us.  If customers do not accept our tests, or take a longer time to accept them than we anticipate, then it will reduce our sales, resulting in additional losses

We rely heavily on third parties to perform sales, marketing and distribution functions on our behalf, which could limit our efforts to successfully market products

We have limited experience and capabilities with respect to distributing, marketing and selling genetic susceptibility tests. We have relied and plan to continue to rely significantly on sales, marketing and distribution arrangements with third parties, over which we have limited influence. If these third parties do not successfully market our products, it will reduce our sales and increase our losses. If we are unable to negotiate acceptable marketing and distribution agreements with future third parties, or if in the future we elect to perform sales, marketing and distribution functions ourselves, we will incur significant costs and face a number of additional risks, including the need to recruit experienced marketing and sales personnel.  On March 5, 2003, we signed a strategic alliance with Alticor Inc.  As part of this alliance, Alticor will conduct sales, marketing and distribution functions on our behalf.  While Alticor has far more experience and success in marketing, selling and distributing products than we do, we could become very dependent upon their success and their failure to successfully market our products could reduce our sales and increase our losses.

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

Because a single shareholder has a controlling percentage of our voting power, other stockholders’ voting power is limited.

As of December 31, 2003 a single stockholder owned, or had rights to own approximately 58.3% of our outstanding common stock.  Accordingly, this stockholder will be able to determine the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Certificate of Incorporation or By-Laws and the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets. This stockholder may make decisions that are adverse to other stockholders’ or warrantholders’ interests. This ownership concentration may also adversely affect the market price of our common stock.  Effective on March 24, 2003, four of our five directors are individuals chosen by this single stockholder.  These directors might pursue policies in the interest of this single stockholder to the detriment of our other stockholders.

The Series A Preferred Stock has certain rights which are senior to common shareholder rights and this may reduce the value of the common stock.

The Series A Preferred Stock, which was issued to Alticor on March 5, 2003, accrues dividends at the rate of 8% of the original purchase price per year, payable only when, as and if declared by the Board of Directors and are non-cumulative.  If we declare a distribution, with certain exceptions, payable in securities of other persons, evidences of indebtedness issued by us or other persons, assets (excluding cash dividends) or options or rights to purchase any such securities or evidences of indebtedness, then, in each such case the holders of the Series A Preferred Stock shall be entitled to a proportionate share of any such distribution as though the holders of the Series A Preferred Stock were the holders of the number of shares of our common stock into which their respective shares of Series A Preferred Stock are convertible as of the record date fixed for the determination of the holders of our common stock entitled to receive such distribution.

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

We rely on third parties to perform research and development on our behalf, which could limit our efforts to successfully develop products.

We have limited research and development capabilities. In July 1999, we entered into a new contractual arrangement with the University of Sheffield, replacing the research and development agreement that had been in place since 1996. Under our arrangement with Sheffield, we will undertake the business development and commercialization of discoveries resulting from Sheffield’s research. The agreement is non-cancelable for those discoveries on which Sheffield and we have reached a specific business development agreement, but otherwise either party can end the arrangement upon six months’ notice. This agreement with Sheffield has a five-year term with an automatic yearly renewal. As part of this arrangement, we issued an aggregate of 475,000 shares of our common stock to Sheffield and its researchers in exchange for patent rights and other interests held by Sheffield and its researchers under our previous project agreements. Our agreement with Sheffield requires us to fund agreed upon research and development activities at the University of Sheffield on our behalf based upon annual budgets. We also entered into a five-year consulting agreement with Sheffield’s key collaborator, Dr. Gordon Duff.  These agreements expire in June 2004.

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

Entering into strategic alliances for the development and commercialization of products and services based on our discoveries is an important element of our business strategy. We anticipate entering into additional collaborative arrangements with Alticor, Inc. and other parties in the future. We face significant competition in seeking appropriate collaborators. In addition, these alliance arrangements are complex to negotiate and time-consuming to document. If we fail to maintain existing alliances or establish additional strategic alliances or other alternative arrangements, then our ability to develop and market products and services will be damaged. In addition, the terms of any future strategic alliances may be unfavorable to us or these strategic alliances may be unsuccessful.

If we fail to obtain an adequate level of reimbursement for our products or services by third-party payors, then our products and services will not be commercially viable.

The availability and levels of reimbursement by governmental and other third-party payors affect the market for any healthcare service. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products and services. To the extent that our products are sold through the medical channel, our ability to successfully commercialize our existing genetic susceptibility test and others that we may develop depends on obtaining adequate reimbursement from third-party payors. The extent of third-party payor reimbursement will likely heavily influence physicians’ and dentists’ decisions to recommend genetic susceptibility tests, as well as patients’ elections to pursue testing. If reimbursement is unavailable or limited in scope or amount, then we cannot sell our products and services profitably. In particular, third-party payors tend to deny reimbursement for services which they determine to be investigational in nature or which are not considered “reasonable and necessary” for diagnosis or treatment. To date, few third-party payors have agreed to reimburse patients for genetic susceptibility tests, and we do not know if third-party payors will, in the future, provide full reimbursement coverage for these genetic tests. If third-party payors do not provide adequate reimbursement coverage, then individuals may choose to directly pay for the test. If both third-party payors and individuals are unwilling to pay for the tests, then the number of tests we can sell will be significantly decreased, resulting in reduced revenues and additional losses.

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

We own exclusive rights in fourteen issued U.S. patents, we have received Notice of Allowances on two U.S. patent applications and have thirteen additional U.S. patent applications pending. We have also been granted a number of corresponding foreign patents and have a number of foreign counterparts of our U.S patents and patent applications pending. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific and factual questions. Our ability to develop and commercialize products and services depends on our ability to:

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

As a result of the losses incurred since inception, we have not recorded a federal income tax provision and have recorded a valuation allowance against all future tax benefits. As of December 31, 2003, we had net operating loss carryforwards of approximately $13.0 million for federal and state income tax purposes, expiring in varying amounts through the year 2023. We also had a research tax credit of approximately $620,000 at December 31, 2003 that expires in varying amounts through the year 2023. Our ability to use these net operating loss and credit carryforwards is subject to restrictions contained in the Internal Revenue Code which provide for limitations on our utilization of our net operating loss and credit carryforwards following a greater than 50% ownership change during the prescribed testing period. We have experienced two such ownership changes.  One change arose in March 2003 and the other was in June 1999. As a result, all of our net operating loss carryforwards will be limited in utilization.  The annual limitation may result in the expiration of the carryforwards prior to utilization. In addition, in order to realize the future tax benefits of our net operating loss and tax credit carryforwards, we must generate taxable income, of which there is no assurance.

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

The sale, performance or analyses of our genetic tests do not currently require FDA or other federal regulatory authority approval. Changes in existing regulations could require advance regulatory approval of genetic susceptibility tests, resulting in a substantial curtailment or even prohibition of our activities without regulatory approval. If our genetic tests ever require regulatory approval, on either a state or federal level, then the costs of introduction will increase and marketing and sales of products may be significantly delayed. We anticipate that the testing procedure itself will be performed primarily in our own DNA testing laboratory which will need to be certified under the auspices of the Clinical Laboratory Improvement Act of 1988 (“CLIA”), administered by the Health Care Financing Administration.  We anticipate there will also be additional state and local regulations governing the operation of this laboratory.  A delay in receiving CLIA certification or any applicable state or local certification would reduce our revenues and increase our net losses.

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

Our success substantially depends on the ability, experience and performance of our senior management and other key personnel. If we lose one or more of the members of our senior management or other key employees, it could damage our development programs and our business. In addition, our success depends on our ability to continue to hire, train, retain and motivate skilled managerial and scientific personnel. The pool of personnel with the skill that we require is limited. Competition to hire from this limited pool is intense. We compete with numerous pharmaceutical and health care companies, as well as universities and nonprofit research organizations in the highly competitive Boston Massachusetts business area. Loss of the services of Dr. Philip R. Reilly, our Chairman and CEO, Dr. Kenneth Kornman, our President or Mr. Fenel M. Eloi, our Chief Operating Officer and Chief Financial Officer, could delay our research and development programs or otherwise damage our business. We have entered into employment agreements with three-year terms with Dr. Reilly, Dr. Kornman and Mr. Eloi. Each of these employees can terminate his employment upon 30 days notice. We do not maintain key man life insurance on any of our personnel.

In a circumstance in which Alticor enters a business in competition with our own, our Directors might have a conflict of interest.

In conjunction with our strategic alliance with Alticor, we have agreed to certain terms for allocating opportunities as permitted under Section 122(17) of the Delaware General Corporation Law. This agreement, as set forth in the Purchase Agreement, regulates and defines the conduct of certain of our affairs as they may involve Alticor as our majority stockholder and its affiliates, and the powers, rights, duties and liabilities of us and our officers and directors in connection with corporate opportunities.

Except under certain circumstances, Alticor and its affiliates have the right to engage in the same or similar activities or lines of business or have an interest in the same classes or categories of corporate opportunities as we do. If Alticor or one of our directors appointed by Alticor, and its affiliates acquire knowledge of a potential transaction or matter that may be a corporate opportunity for both Alticor and its affiliates and us, to the fullest extent permitted by law, Alticor and its affiliates will not have a duty to inform us about the corporate opportunity or be liable to us or to you for breach of any fiduciary duty as a stockholder of ours for not informing us of the corporate opportunity, keeping it for its own account, or referring it to another person.

Additionally, except under limited circumstances, if an officer or employee of Alticor who is also one of our directors is offered a corporate opportunity, such opportunity shall not belong to us. In addition, we agreed that such director will have satisfied his duties to us and not be liable to us or to you in connection with such opportunity.

The terms of this agreement will terminate on the date that no person who is a director, officer or employee of ours is also a director, officer, or employee of Alticor or an affiliate.

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

Item 2.           Properties

In 2000, we completed a move of our Corporate and Research and Development offices from San Antonio, Texas to Waltham, Massachusetts. Our offices and laboratories are located at 135 Beaver Street and included approximately 6,000 square feet of space as of December 31, 2003.  In February 2004, we signed a new lease expanding our space to approximately 19,000 square feet and extended the term of the lease through February 2009.

Item 3.           Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.           Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock began trading on The Nasdaq SmallCap Market on November 26, 1997 under the symbol “MSSI” and on the Boston Stock Exchange under the symbol “MSI.” In August 1999, our common stock symbol changed to “ILGN” on the Nasdaq SmallCap Market and “ILG” on the Boston Stock Exchange.  On December 10, 2002, we were delisted from the Nasdaq SmallCap Market and began trading on the OTC Bulletin Board under the symbol ILGN.OB.  The common stock currently trades on the OTC Bulletin Board and the Boston Stock Exchange.  Prior to November 1997, there was no established trading market for the common stock. The following table sets forth, for the periods indicated, the high and low bid prices for the common stock, as reported by the Nasdaq SmallCap Market and the OTC Bulletin Board.

	High	Low
2003:
First Quarter	$1.73	$0.48
Second Quarter	$3.34	$1.70
Third Quarter	$3.27	$2.10
Fourth Quarter	$5.13	$3.10

	High	Low
2002:
First Quarter	$1.78	$0.76
Second Quarter	$1.29	$0.40
Third Quarter	$1.00	$0.51
Fourth Quarter	$0.99	$0.36

Stockholders

As of March 15, 2004, there were approximately 137 stockholders of record and according to our estimates,  2,100 beneficial owners of our common stock.

Dividends

We have not declared any dividends to date and do not plan to declare any dividends on our common stock in the foreseeable future.

Sale of Unregistered Securities

On July 1, 2003, we issued an option to purchase 45,000 shares of common stock, $.001 par value (the “Sheffield Option”), at a per share exercise price of $2.50 to the University of Sheffield, U.K. (“Sheffield”) and an option to purchase 25,000 shares of common stock, $.001 par value (the “Duff Option”), at a per share exercise price of $2.50 to Sheffield’s key investigator, Dr. Gordon Duff.  The Sheffield Option was issued pursuant to our collaborative arrangement with Sheffield and the Duff Option was issued pursuant to a consulting agreement between us and Dr. Duff.  Under the terms of the arrangement with Sheffield, we are to grant to Sheffield on each July 1 during the term of the arrangement options to purchase 25,000 shares of our common stock and options to purchase an additional 10,000 shares of our common stock for each patent application filed during the preceding twelve months.  Under the terms of the consulting agreement with Dr. Duff, we are obligated to grant Dr. Duff on each July 1 during the term of the agreement options to purchase 25,000 shares of our common stock.  The Sheffield Option and the Duff Option are exercisable for a period of five years from the date of grant.  The Sheffield Option and Duff Option were not registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder, and pursuant to Rule 903 and Rule 904 of regulation S.  We relied on certain representations and warranties of Sheffield and Dr. Duff, including among other things, their ability to evaluate the merits and risks of an investment in our securities, their status as “accredited investors” (as that term is defined in Rule 501 (a) of Regulation D), that their residence, domicile and/or principal corporate office is Sheffield, England and the securities were acquired solely for their own account for investment and not with a view to distribution.

Item 6.           Selected Financial Data

The following table sets forth our financial data as of and for each of the five years ended December 31, 2003. The selected financial data as of and for each of the five years ended December 31, 2003 has been derived from our financial statements.  Our financial statements and the related reports as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenue	$2,055,943	$289,908	$202,942	$256,387	$477,497
Cost of Revenue	1,625,063	484	48,674	183,833	201,182
Gross Profit	430,880	289,424	154,268	72,554	276,315
Operating Expenses:
Research and development	2,030,704	3,082,484	2,686,621	2,167,409	3,570,845
Selling, general and administrative	2,265,971	2,333,314	2,244,274	3,093,379	2,904,210
Total operating expenses	4,296,675	5,415,798	4,930,895	5,260,788	6,475,055
Loss from operations	(3,865,795)	(5,126,374)	(4,776,627)	(5,188,234)	(6,198,740)
Other income (expense):
Interest income	48,535	26,784	263,435	280,298	107,446
Interest expense	(144,804)	(71,894)	(9,818)	(22,514)	(59,189)
Amortization of Note Discount	(210,119)	(150,082)	—	—	—
Other income (expense)	2	15,447	304	(48,377)	11,880
Net loss	$(4,172,181)	$(5,306,119)	$(4,522,706)	$(4,978,827)	$(6,138,603)
Beneficial conversion attributable to preferred stock	—	—	—	—	(5,000,000)
Net loss applicable to common stock	$(4,172,181)	$(5,306,119)	$(4,522,706)	$(4,978,827)	$(11,138,603)
Basic and diluted net loss per common share	$(0.18)	$(0.24)	$(0.21)	$(0.27)	$(1.15)
Weighted average common shares outstanding	23,193,195	21,713,432	21,049,437	18,315,320	9,720,621

	As of December 31,
	2003	2002	2001	2000	1999
Selected Balance Sheet Data:
Cash, cash equivalents and marketable securities	$4,759,453	$733,848	$3,922,736	$5,390,601	$2,656,116
Working capital	3,709,305	(279,029)	3,270,667	4,457,828	1,967,943
Total assets	5,458,442	1,249,779	4,393,126	5,694,511	3,176,159
Long term debt and capital lease obligations, less current portion	2,612,626	1518,322	11,091	46,989	99,246
Stockholders’ equity (deficit)	1,557,712	(1,384,560)	3,550,548	4,493,805	2,153,178

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

We are in the business of personalized health.  In essence, personalized health is a new and growing field that includes the development and marketing of: 1) genetic risk assessment products, 2) pharmacogenetic tests, 3) personalized nutrition supplements and skincare products, and  4) personalized therapeutics.  We will use our intellectual property and expertise to develop products or acquire additional intellectual property that can be leveraged, through collaboration with partners, to address market needs with any or all of these products listed above.

Our current commercial strategy is to partner with companies that have sales and marketing capabilities and products or services that complement our own products.  We currently have no plans to develop our own sales force; we plan to rely on our strategic partners to promote and distribute our products.  The essence of these strategic partnerships is that the selling partner will benefit because its product or service sales will be spurred by our products.  The first of these strategic partnerships is the partnership we have with Alticor and its affiliates.  The details of this affiliation are described within the section titled “Strategic Alliance and Collaborations” beginning on page 14.

Currently, we will generate cash flow by:  1) charging a fee for generating a personalized risk assessment  2) receiving a royalty from products sold as a result of the risk assessment report and  3) receiving a license fee and royalty from out-licensing our core technology.  Furthermore, we plan to collaborate with other companies in the research and development of products.  In these collaborations, we expect to receive a certain amount of research funding from the partner covering labor, material, overhead and a small amount of profit.  Our first such contract is with Alticor for the development of personalized nutritional and skincare products.  We entered into this partnership on March 5, 2003 and it is currently our only revenue-generating research collaboration.

On March 5, 2003, we announced that we entered into a broad strategic alliance with several affiliates of the Alticor to develop and market personalized nutritional and skin care products.  The alliance will utilize Interleukin Genetics’ intellectual property and expertise in genomics to develop personalized consumer products.  Alticor has a long history of manufacturing and distributing high quality nutritional supplements and skin care products to a worldwide market.

We are devoting most of our resources to the support of the strategic collaboration with Alticor which includes the development of our own products to be sold in combination with Alticor’s products.  A portion of our resources is also devoted to the development of a new product for the periodontal market.  Our revenues have consisted primarily of research payments from Alticor and trivial royalties from PST®.  Additionally, we expect to continue incurring losses as we continue research and development efforts in the development of new tests and new products.

The alliance includes an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations.  The financial elements of this alliance are described in greater detail in the section titled: “Current Financial Condition” beginning on page 17.  During 2003 we recognized $2,001,837 (97% of our total revenue) from research services provided to Alticor under the terms of this and other related agreements.

Our first genetic test, PST®, a test predictive of risk for periodontal disease, is currently marketed in the United States and Europe.  We use third parties to market and distribute PST and we earn royalties based upon their sales. In December 2000, we entered into an exclusive seven-year license agreement with Hain Diagnostika/ADS GmbH (“Hain”) for the marketing, distribution and processing of PST in all countries outside of North America and Japan. In May 2003, we amended the agreement with Hain to a non-exclusive license limited to the European Territory.  Since December 2001, Kimball Genetics has been our sole marketing partner within the United States.  We believe that through our partners we have adequate coverage in the sales, distribution and processing of PST.  Revenue for PST sales has been $38,000, $24,000 and, $186,000 for the years ended December 31, 2003, 2002 and 2001 respectively.  We anticipate replacing our PST product with a new product, now under development.  We hope to launch this new product in a test market during 2005.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in this report.  We believe our most critical accounting policies are in the area of stock based compensation, revenue recognition and cost estimates.  We do not include the value of stock options issued to employees or our Directors as an expense.  Had we expensed our stock based compensation based upon the Black-Scholes option valuation model described below our losses would have increased $1,145,000 in 2003 ($0.05 per shares) and $752,000 ($0.04 per share) in 2002.

Stock Based Compensation

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

The fair value of the options was estimated at the date of grant using a Black-Scholes option valuation model with the weighted–average assumptions listed in the table below:

	Years Ended December 31,
	2003	2002	2001
Net loss applicable to common stock
As reported	$(4,172,181)	$(5,306,119)	$(4,522,706)
Stock compensation expense	1,145,079	752,134	1,733,142
Pro forma	$(5,317,260)	$(6,058,253)	$(6,255,848)
Basic and diluted net loss per share
As reported	$(0.18)	$(0.24)	$(0.21)
Pro forma	$(0.23)	$(0.28)	$(0.30)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, for a stock that does not pay dividends with the following assumptions.

	Years Ended December 31,
	2003	2002	2001
Risk free interest rate	4.00%	4.00%	4.56-5.41%
Expected life	7 years	7 years	7 years
Expected volatility	80%	100%	100%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options.  Our employee stock options have characteristics significantly different from those of traded options such as extremely limited transferability and, in most cases, vesting restrictions. In addition, the assumptions used in option valuation models (see above) are based upon historical averages that may not predict future results, particularly the expected stock price volatility of the underlying stock. Because changes in these input assumptions can materially affect the fair value estimate, in management’s opinion, existing valuation models do not provide a reliable, single measure of the fair value of its employee stock options.

Revenue recognition:

Contract revenues are recognized ratably as services are provided based on a fixed contract price or on negotiated hourly rates. Provision for anticipated losses on fixed-price contracts is made in the period such losses are identified.  Revenue from genetic susceptibility tests is recognized when the tests have been completed and the results reported to the doctors or patients who ordered the test.  To the extent test kits have been purchased and paid for but not yet submitted for test results, we defer recognition of all related revenue. These amounts are presented as deferred revenue in the accompanying consolidated balance sheets.

We have entered into agreements with outside parties for the distribution of genetic susceptibility tests, both domestically and internationally for which we receive royalty payments.  Royalties are recognized when earned under our royalty agreements when amounts are fixed or determinable and payment is reasonably assured.  Revenue from milestone or other contingent payments is recognized when earned in accordance with the terms of the related agreement

Fees for the sale or licensing of product rights are recorded as deferred revenue upon receipt and recognized as revenue on the straight-line basis over the period that the related products or services are delivered or obligations as defined in the agreement are performed in accordance with Staff Accounting Bulletin No. 104 (SAB No. 104), Revenue Recognition.

Cost estimates:

Much of our research and development is done on contract by outside parties.  It is not unusual that at the end of an accounting period we need to estimate both the total cost of these projects and the percent of that project which was completed as of the accounting date.  We then need to adjust those estimates when actual final costs are known.  To date, these adjustments have not been material to our financial statements, and we believe that the estimates that we made as of December 31, 2003 are reflective of the actual expenses incurred as of that date.  However, the possibility exists that certain research projects might cost more than we have estimated and that these higher costs will be reflected in future periods.

Results of Operations

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Revenue for the year ended December 31, 2003 was $2,055,943 as compared to $289,908 for the year ended December 31, 2002, representing an increase of $1,766,035.  The increase was due to $2,001,837 of research funding from our research agreement with Alticor in 2003, compared to $250,000 received as an option fee in 2002.  This research agreement is expected to produce a total of approximately $5,000,000 in revenue over the 24-month period ending March 2005.  Revenue for PST sales was $38,000 and $24,000 for the years ended December 31, 2003 and 2002 respectively.  In the year ended December 31, 2003, we recorded revenue based on 1,803 PST tests processed compared to 1,704 PST tests processed during the year ended December 31, 2002.

Cost of revenue was $1,625,063 for the twelve months ended December 31, 2003 compared to $484 for the same period last year.  The increased in costs of revenues and decreasing gross profit margin were due to the increased costs associated with providing the research to Alticor.  Gross profit margin was 21% in 2003 compared to greater than 99% for the same period in 2002.  The disparity is gross margin reflects the nature and type of revenue recorded in each year.  In 2003, the majority of the revenue is from research funding provided by Alticor.  These types of revenue have labor, material and overhead costs marked up with a small amount of profit associated with them.  Conversely, the revenue in 2002 consists of a $250,000 option fee from Alticor and the remainder from royalties of PST sales and other technology license.  These types of revenue have no cost associated with them.

Alticor Project:  Pursuant to the terms of our Research Agreement with Alticor we are collaborating in the development of personalized nutrigenomic products for sale in the United States and Canada.  Our primary responsibility will be to develop genetic tests and software to assess personalized risk and to develop and use screening technologies to validate the effectiveness of nutrigenomic consumables Alticor is developing.  Additionally, we will play a key role in enhancing and maintaining scientific credibility in academic and medical communities.  After our initial focus in developing products for sale in the United States and Canada, we expect that we will expand our focus to include developing nutrigenomic products for sale overseas and developing products in the United States and overseas in other areas of wellness and skin care.

For the year ended December 31, 2003, we had research and development expenses of $2,030,704 compared with $3,082,484 for the same period in 2002, representing a decrease of $1,051,780 or 34%.  The decrease in R&D expenses reflected a re-allocation of internal resources, from internally-funded projects to the research project funded by Alticor now reported as cost of revenue.  During 2003 we conducted several research and clinical projects both in-house and through collaborative partners.  Some of the most significant projects are the following:

General Research:  We are also continuing the development of our basic understanding of genetic variations, specifically as it relates to inflammation.  We expect to identify and study new single nucleotide polymorphisms (SNPs) that cause functional changes on inflammatory responses to stimuli.  We anticipate expanding our SNP discovery work in order to begin development work on genetic tests and to assist in the development of products in the areas of weight management, maintenance of mental acuity, skincare, exercise performance and the prevention of complications among pre-diabetics.

Rheumatoid Arthritis:  In collaboration with United Health Group, we conducted a study to determine whether analysis of genotype will be useful to predict responses to anti-cytokine therapy for individuals with rheumatoid arthritis.  The anti-cytokine therapies currently on the market act very differently on human biology.  Three of the four anti-cytokine therapies used to treat rheumatoid arthritis are anti TNFα drugs; the other acts upon the IL-1 gene.  We believe that depending upon the specific genetics of individuals, we might be able to predict which class of drugs would be most effective.

In collaboration with the University of Sheffield School of Health and Related Research (ScHARR), we conducted a study to determine if it is cost effective to analyze patient genotypes prior to the use of Kineret in the treatment of Rheumatoid Arthritis  The results of the economic modeling indicated that use of a pharmacogenetic test prior to prescribing Kineret could potentially be cost-effective by producing higher response rates.

Type II Diabetes:  In March 2002, we began a specific study under the broad collaboration with Kaiser Permanente in which we investigated the value of testing for genetic differences among people with Type II diabetes to determine their relative risk of developing cardiovascular disease.  Analysis of the data concluded in the third quarter of 2003.  The results showed that there was no correlation between certain IL-1 SNPs and individuals with Type II diabetes.

Therapeutic Product:  We continue to assess opportunities to develop off-patent drugs or drugs that have been shown to be safe but do not have FDA approval for anti-inflammatory indications in individuals with a specific genotype.  Our plan is to attempt to validate these drugs for pharmacogenomic applications.  We hope to use our knowledge of genetic variations in the area of inflammation to find new applications for some of these drugs.  We expect to commence animal/pre-clinical studies during 2004.

We expect total research and development expenses, including clinical costs, to be between approximately $3.5 and $4.5 million for the calendar year 2004. Actual costs may vary from this estimate as a result of our ability to raise additional new capital, changes in technology, the success of current and future research projects, the success or failure of our current or future strategic alliances and collaborations and the identification of new business opportunities.  We have not made an attempt to finalize an estimate of our research and development expenses beyond 2004 due to the factors listed above.

Selling, general and administrative expenses remained essentially constant during the two years ended December 31, 2003.  SG&A expenses were $2,265,971 during the year ended December 31, 2003 compared to $2,333,314 during the same period last year, a decrease of $67,343 or 3%.

During 2004, we expect selling, general and administrative costs to increase as we:

1.               Seek to develop a new personalized risk assessment product for the dental market; and

2.               Commence construction of our own clinical laboratory during 2004.  We believe that building our own laboratory will be the best way to both offer flexibility in the services and products we are able to provide to our customers and control costs.

Interest income during 2003 was $48,535 compared to $26,784 during 2002, an increase of $21,751 or 81%.  This increase was due to the higher cash balances we held during 2003, resulting from the sale of equity to Alticor.  Interest expense of $144,804 was incurred during the year ended December 31, 2003, compared to $71,894 during 2002.  This increase was due to interest expense related to our long-term debt to Alticor and the term promissory notes sold in August 2002, which were refinanced by Alticor in 2003.  We also had an expense of $210,119 and $150,082 in the twelve months ended December 31, 2003 and 2002, respectively related to the amortization of the value of the warrants associated with the August 2002 promissory notes.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

Revenue for the year ended December 31, 2002 was $289,908 as compared to $202,942 for the year ended December 31, 2001, representing an increase of $86,966 or 43%.  The totals for 2002 include the receipt of a  $250,000 option fee from Alticor.  Excluding this one-time fee, revenue declined $163,304 or 80%.  In the year ended December 31, 2002, we recorded revenue based on 1,704 PST tests processed compared to 4,012 PST tests processed during the year ended December 31, 2001.  Gross profit margin in 2002 was approximately 99% compared to 76% for the year earlier period.

The decrease in test revenue was the result of (i) the inclusion in 2001’s revenue totals of $101,520 for the processing of 1,128 tests in association with a single clinical trial that was conducted by Washington Delta Dental, (ii) a decrease in the number of PST tests processed, exclusive of the clinical trial mentioned above, and (iii) the replacement of our prior PST distributor, Straumann Company, with our current distributor, Kimball Genetics, as our primary distributor within the United States. We received less revenue per test from Kimball than we had from Straumann but we did not need to pay a processing fee back to them. This change in distributors reduced our revenue but improved our gross margin percentage.

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

Liquidity and Capital Resources

Cash is one of the key financial performance indicators for us.  As of December 31, 2003, we had cash and cash equivalents of $4,759,453. Cash and cash equivalents generated interest income of $48,535 for the year ended December 31, 2003.  Net cash used in operating activities was $3,392,574 during the year ended December 31, 2003 as compared to $5,202,982 used during 2002.  Cash was used primarily to fund operations.

Investing activities used cash of $123,375 in 2003 and $160,863 in 2002. During 2003 cash was used to purchase fixed assets and to fund the development of intellectual property.  In 2002 cash was used to purchase fixed assets primarily for use in our new functional genomics research laboratory.  We anticipate that in 2004 our capital expenditures will be between $1.0 and $1.2 million.  This increase will be primarily used to build a commercial clinical laboratory to process the samples from the product launches that we anticipate in 2005.

Financing activities provided cash of $7,541,555 for the year ended December 31, 2003 and $1,992,957 for the year ended December 31, 2002.  During 2003 we received $6,850,225 in net proceeds from our stock purchase agreement with Alticor (see below).  We also received $1,095,336 in proceeds from the issuance of notes payable, $525,000 of which was used to repay an outstanding bridge loan and $70,336 of which was used to pay the accrued interest on these notes.  (see below)  During 2002, we received $2,025,000 from the issuance of term promissory notes.  These notes are discussed below.

We currently do not have any commitments for any material capital expenditures other than that which has been mentioned above. Our obligations at December 31, 2003 for capital lease payments totaled $43,636, of which $17,290 is classified as long-term and $26,346 is classified as current. These capital lease obligations mature through March 2006 at various interest rates.

A summary of our contractual obligations as of December 31, 2003 are included in the table below:

Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$2,595,336	$—	$—	$2,595,336	$—
Capital Lease Obligations	43,636	26,346	17,290	—	—
Operating Lease Obligations	680,156	270,716	409,340	—	—
TOTAL	$3,319,128	$297,062	$426,630	$2,595,336	$—

In February 2004, subsequent to the year-end, we signed a new operating lease for our corporate office space in Waltham, Massachusetts adding 13,000 square feet of office and laboratory space and extending the lease terms until February 2009.  The additional obligation for this expansion is $1,568,000.  This total is not reflected in the table above.

In a private placement on March 5, 2003, we entered into a Stock Purchase Agreement with Alticor pursuant to which Alticor purchased from us 5,000,000 shares of our Series A Preferred Stock for an aggregate of $7,000,000 in cash.  In March 2004, Alticor paid an additional $2,000,000 for no additional equity when we achieved the milestones set forth in the Stock Purchase Agreement.  The offering was made to Alticor by way of a private placement exempt from registration under the Securities Act.  As of December 31, 2003, the Series A Preferred Stock is convertible into an aggregate of 28,157,683 shares of our common stock (reflecting a conversion price of $0.3196 per share), subject to weighted average anti-dilution adjustments.  If all the shares of Series A Preferred Stock had been converted to common stock as of December 31, 2003, the shares issued would represent 54.76% of our outstanding common stock.

Pursuant to the terms of the Stock Purchase Agreement, In March 2003 Alticor also refinanced $2,000,000 of debt we had incurred to Alticor from October 2002 through January 2003.  In June 2003, Alticor advanced an additional $595,336 that we used to repay bridge financing notes issued in August 2002.  All of our indebtedness to Alticor carries a variable interest rate equal to one percent above the “prime rate,” payable quarterly in cash, matures on December 31, 2007 and is convertible at the option of Alticor into shares of our common stock at a conversion price of two times the then applicable conversion price of the Series A Preferred Stock.  As of March 15, 2004, outstanding indebtedness to Alticor would be convertible into 4,101,827 shares of common stock..  Alticor also has agreed to provide a working capital credit line of up to $1,500,000 to initiate selected research agreements with third party entities approved by our board of directors.  No qualifying agreements have been approved to date and we have not accessed the credit line.

Concurrent with the closing of the Stock Purchase Agreement, we entered into a Research Agreement with Alticor, governing the terms of developing and validating nutrigenomic and dermagenomic tests and products.  It is expected that Alticor will provide us with $5,000,000 during the twenty-four months ending March 2005, to conduct certain research projects.  We will also receive a royalty payment based upon sales of the resulting products.  We also entered into a License Agreement with Alticor, granting an exclusive, world-wide license of all of our current and future intellectual property, limited to the field of nutrigenomics and dermagenomics in exchange for royalty payments based upon the sales of these products.

In August 2002, we received approximately $475,000, net proceeds, from the sale of term promissory notes with an aggregate original principal amount of $525,000. These notes had an original maturity of one year and accrued interest at a rate of 15%.  The principal and accrued interest, a total of $595,336, was repaid in July 2003. The funds for this repayment were provided by Alticor as described above. The promissory notes purchasers received warrants to purchase one share of stock for a purchase price of $2.50 for every dollar invested in the promissory notes. In total, warrants to purchase 525,000 shares of stock were issued. These warrants expire in August 2012.

We anticipate that our existing cash and cash equivalents, together with anticipated revenue and interest income, will be sufficient to conduct operations as planned through early 2005.  Our future cash requirements are anticipated to be substantial, and we do not have commitments for additional capital at this time. Our cash requirements are expected to arise from the commercial launch of our products, continued research and development efforts, the protection of the intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. There is no assurance that we will be able to raise additional capital on terms acceptable to us, if at all.  If additional amounts cannot be raised and we are unable to substantially reduce our expenses, or increase our revenues, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other alternatives up to and including protection under the United States Bankruptcy Laws.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

As of December 31, 2003, the only financial instruments we carried were cash and cash equivalents. We believe the market risk arising from holding these financial instruments is immaterial.

Some of our sales and some of our costs occur outside the United States and are transacted in foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. At this time we do not believe this risk is material and we do not currently use derivative financial instruments to manage foreign currency fluctuation risk. However, if foreign sales increase and the risk of foreign currency exchange rate fluctuation increases, we may in the future consider utilizing derivative instruments to mitigate these risks.

Item 8.           Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company, together with the Independent Auditors Reports, see the “Index to Financial Statements” on page F-1 of this report.

Item 9.           Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

Information required under this Item will be contained in our Proxy Statement for the 2004 Annual Meeting, which is incorporated herein by reference under the sections entitled “Management,” “Compliance with 16(a) of the Securities Exchange Act of 1934,” and “Code of Conduct and Ethics”.

Item 11.  Executive Compensation

Information required under this Item will be contained in our Proxy Statement for the 2004 Annual Meeting, which is incorporated herein by reference under the section entitled “Executive Compensation”.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required under this Item will be contained in our Proxy Statement for the 2004 Annual Meeting, which is incorporated herein by reference under sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”.

Item 13.  Certain Relationships and Related Transactions

Information required under this Item will be contained in our Proxy Statement for the 2004 Annual Meeting, which is incorporated herein by reference under the section entitled “Certain Relationships and Related Transactions”.

Item 14.  Principal Accountant Fees and Services

Information required under this Item will be contained in our Proxy Statement for the 2004 Annual Meeting, which is incorporated herein by reference under the section entitled “Ratification of Appointment of Independent Public Accountants”.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      Documents Filed as Part of Report

1.      Financial Statements:

The Consolidated Financial Statements of the Company and the related report of the Company’s independent public accountants thereon have been filed under Item 8 hereof.

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

Exhibit No.	Identification of Exhibit

3.1	Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 the Company’s Quarterly Report on Form 10-Q filed August 14, 2000).
3.2	Bylaws of the Company, as adopted on June 5, 2000 (incorporated herein by reference to Exhibit 3.2 the Company’s Quarterly Report on Form 10-Q filed August 14, 2000).
3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report filed on Form 8-K on March 5, 2003)
3.4

Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on August 5, 2003 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 12, 2003)

4.1

Form of Stock Certificate representing Common Stock, $.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 the Company’s Quarterly Report on Form 10-Q filed August 14, 2000).

10.1@	Interleukin Genetics, Inc. 1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 of the Company’s Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).
10.2@

Amendment to the Interleukin Genetics, Inc. 1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.18 of the Company’s Registration Statement No. 333— 37441 on Form SB-2 filed October 8, 1997).

10.3@	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.19 of the Company’s Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).
10.4@	Stock Option Exercise Agreement (incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997).
10.5+

Distribution Agreement between the Company and The Straumann Company dated March 25, 1999 (incorporated herein by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-QSB filed May 17, 1999).

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

10.11@

Employment Agreement dated December 1, 1999 between the Company and Kenneth S. Kornman. (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed April 15, 2000).

10.12@

Employment Agreement dated April 1, 2000 between the Company and Philip R. Reilly. (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed on April 15, 2000)

10.13	Lease Agreement between the Company and Clematis LLC. (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB filed August 14, 2000).
10.14	First Amendment to a Commercial Lease Between the Company and Clematis LLC. (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-QSB filed August 14, 2000).
10.15@	2000 Employee Stock Compensation Plan for the Company (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-QSB filed August 14, 2000).
10.16@	Form of Nonqualified Stock Option Grant (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB filed August 14, 2000).
10.17@	Form of Incentive Stock Option Grant (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-QSB filed August 14, 2000).
10.18@	Employment Agreement dated June 18, 2000 between the Company and Fenel Eloi (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB filed August 14, 2000).
10.19@	Employment Agreement dated November 20, 2000 between the Company and Paul Martha. (incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed March 26, 2001)

10.20	Amendment to the Lease Agreement between the Company and Clematis LLC (incorporated herein by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed March 28, 2002
10.21

Note Purchase Agreement between the Company and Pyxis Innovations, Inc. dated October 22, 2002 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 28, 2002)

10.22

Security Agreement between the Company and Pyxis Innovations, Inc dated October 22, 2002 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 28, 2002)

10.23	Form of Promissory Note with Pyxis Innovations, Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 28, 2002)
10.24

Agreement and Waiver between the Company and Tail Wind Fund LTD dated October 22, 2002 (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 28, 2002).

10.25

Agreement and Waiver between the Company and Special Situations Fund dated October 22, 2002 (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 28, 2002).

10.26	Form of Note and Warrant Subscription Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB filed on November 7, 2002).
10.27	Form of Promissory Note (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-QSB filed on November 7, 2002).
10.28	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-QSB filed on November 7, 2002).
10.29	Registration Rights Agreement dated August 9, 2002 (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB filed on November 7, 2002).
10.30

Stock Purchase Agreement between the Company and Pyxis Innovations, Inc dated March 5, 2003 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2003).

10.31

Amendment No. 3 to Note Purchase Agreement between the Company and Pyxis Innovations, Inc, dated March 5, 2003  (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 5, 2003).

10.32

Amendment No. 2 to the Security Agreement between the Company and Pyxis Innovations, Inc., dated March 5, 2003 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 5, 2003).

10.33	Form of Amended and Restated Promissory Note (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on March 5, 2003).
10.34

Amendment No. 2 to Note Purchase Agreement between the Company and Pyxis Innovations, Inc. (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on March 5, 2003).

10.35

Research Agreement between the Company and Access Business Group dated March 5, 2003  (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on March 5, 2003).

10.36+

Exclusive License Agreement between the Company and Access Business Group dated March 5, 2003 (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on March 5, 2003).

10.37+

Registration Rights Agreement between the Company and Pyxis Innovations, Inc. dated March 5, 2003 (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on March 5, 2003).

10.38@	Amendment No. 1 to the Employment Agreement with Philip R. Reilly (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on March 5, 2003).
10.39@	Amendment to the Employment Agreement with Fenel Eloi (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on March 5, 2003).
10.40@	Amendment to the Employment Agreement with Kenneth Kornman (incorporated herein by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on March 5, 2003).
10.41@	Amendment to the Employment Agreement with Paul Martha, M.D. (incorporated herein by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on March 5, 2003).
10.42@	Form of Director’s Indemnity Agreement dated March 5, 2003 (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on March 5, 2003).
10.43@*	Amendment 2 to the Employment Agreement with Fenel M. Eloi, dated December 11, 2003
10.44*	Commercial Lease Agreement between the Company and Clematis LLC dated February 13, 2004
10.45++	Distribution Agreement with the Company and Access Business Group International LLC, dated February 26, 2004
21.1*	Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
23.1*	Consent of Grant Thornton LLP

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

@            Management contract or compensatory plan, contract or arrangement

(b)         Reports on Form 8-K

On March 16, 2004, we furnished a report on Form 8-K to announce the public dissemination of a press release reporting the receipt of an equity milestone payment from Pyxis Innovations, Inc.

On March 26, 2004, we furnished a report on Form 8-K to announce the public dissemination of a press release reporting our results for the year ended December 31, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLEUKIN GENETICS, INC.

By:	/s/	FENEL M. ELOI
Fenel M. Eloi
Chief Operating Officer, Chief
Financial Officer, Secretary and Treasurer

Date: March 29, 2004

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures		Title	Date Signed

/s/	PHILIP R. REILLY	Chairman of the Board of Directors and Chief Executive Officer	March 29, 2004
	Philip R. Reilly	(principal executive officer)

/s/	FENEL M. ELOI	Chief Financial Officer, Secretary & Treasurer (principal financial	March 29, 2004
	Fenel M. Eloi	and accounting officer)

/s/	BERT CRANDELL	Director	March 29, 2004
Bert Crandell

/s/	GEORGE CALVERT	Director	March 29, 2004
George Calvert

/s/	BETO GUAJARDO	Director	March 29, 2004
Beto Guajardo

/s/	THOMAS R. CURRAN, JR.	Director	March 29, 2004
Thomas R. Curran, Jr.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Interleukin Genetics, Inc.:

We have audited the accompanying consolidated balance sheets of Interleukin Genetics, Inc. (the “Company”) (a Delaware corporation), as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for the years ended December 31, 2003 and 2002. The financial statements of the Company as of and for the year ended December 31, 2001, were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion with a modification related to factors that raised substantial doubt about the Company’s ability to continue as a going concern in their report dated February 14, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interleukin Genetics, Inc., and its subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
March 5, 2004, except for the information in Notes 3,8 and 16, as to which the date is March 11, 2004

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$4,759,453	$733,848
Accounts receivable, net of allowance for doubtful accounts of $0 and $18,000 in 2003 and 2002, respectively	123,436	3,244
Prepaid expenses	114,519	99,896

Total current assets	4,997,408	836,988

Fixed assets, net	271,669	320,567

Other assets	189,365	92,224

Total Assets	$5,458,442	$1,249,779

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$69,807	$268,234
Accrued expenses	538,191	462,969
Deferred revenue	653,760	45,360
Term notes, net of $210,119 discount in 2002	—	314,881
Current portion of capital lease obligations	26,346	24,573

Total current liabilities	1,288,104	1,116,017

Long-term term notes	2,595,336	1,500,000
Capital lease obligations, less current portion	17,290	18,322

Total liabilities	3,900,730	2,634,339

Stockholders’ equity:
Preferred stock, Series A $0.001 par value- 6,000,000 shares authorized; 5,000,000 issued and outstanding; aggregate liquidation preference of $14,000,000 at December 31, 2003	5,000	—
Common stock, $0.001 par value - 75,000,000 shares authorized; 23,287,215 and 23,142,876 shares issued and 23,262,588 and 23,118,249 outstanding in 2003 and 2002, respectively	23,287	23,143
Additional paid-in capital	46,771,565	39,662,256
Treasury stock - 24,627 shares in 2003 and 2002, at cost	(250,119)	(250,119)
Accumulated deficit	(44,992,021)	(40,819,840)

Total stockholders’ equity (deficit)	1,557,712	(1,384,560)

Total liabilities and stockholders’ equity (deficit)	$5,458,442	$1,249,779

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003	2002	2001

Revenue	$2,055,943	$289,908	$202,942

Cost of revenue	1,625,063	484	48,674

Gross profit	430,880	289,424	154,268

Expenses:
Research and development	2,030,704	3,082,484	2,686,621
Selling, general and administrative	2,265,971	2,333,314	2,244,274

Total operating expenses	4,296,675	5,415,798	4,930,895

Loss from operations	(3,865,795)	(5,126,374)	(4,776,627)

Other income (expense):
Interest income	48,535	26,784	263,435
Interest expense	(144,804)	(71,894)	(9,818)
Amortization of note discount	(210,119)	(150,082)	—
Other income (expense)	2	15,447	304

Total other income (expense)	(306,386)	(179,745)	253,921

Net loss	$(4,172,181)	$(5,306,119)	$(4,522,706)

Basic and diluted net loss per share	$(0.18)	$(0.24)	$(0.21)

Weighted average common shares outstanding	23,193,195	21,713,432	21,049,437

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2003, 2002 and 2001

	Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated	Other Comprehensive
	Shares	Amount	Shares	$0.001 par value	Paid-in Capital	Shares	Amount	Deficit	Income (loss)	Total

Balance as of December 31, 2000	—	$—	19,067,427	$19,067	$35,702,628	(24,627)	$(250,119)	$(30,991,015)	$13,244	$4,493,805
Net loss								(4,522,706)		(4,522,706)
Unrealized loss on marketable securities									(13,244)	(13,244)
Comprehensive loss										(4,535,950)
Common stock issued:
Private placements			1,457,627	1,458	2,909,809					2,911,267
Exercise of warrants			875,000	875	436,625					437,500
Exercise of employee stock options			46,964	47	38,652					38,699
Employee stock purchase plan			5,308	5	7,040					7,045
Stock options issued to non-employees for services rendered					198,182					198,182

Balance as of December 31, 2001	—	—	21,452,326	21,452	39,292,936	(24,627)	(250,119)	(35,513,721)	—	3,550,548
Net loss								(5,306,119)		(5,306,119)
Common stock issued:
Exercise of employee stock options			4,437	4	3,323					3,327
Employee stock purchase plan			9,855	10	5,270					5,280
Stock options issued to non-employees for services rendered					2,203					2,203
Warrants issued in connection with interim financing					360,201					360,201
Stock issued to private placement holders in consideration of the waiver of certain rights			1,676,258	1,677	(1,677)					—

Balance as of December 31, 2002	—	—	23,142,876	23,143	39,662,256	(24,627)	(250,119)	(40,819,840)	—	(1,384,560)

Net loss								(4,172,181)		(4,172,181)
Preferred stock issued:	5,000,000	5,000			6,845,225					6,850,225
Common stock issued:										—
Exercise of employee stock options			135,931	136	140,462					140,598
Employee stock purchase plan			8,408	8	12,042					12,050
Stock options issued to non-employees for services rendered					111,580					111,580

Balance as of December 31, 2003	5,000,000	$5,000	23,287,215	$23,287	$46,771,565	(24,627)	$(250,119)	$(44,992,021)	$—	$1,557,712

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,172,181)	$(5,306,119)	$(4,522,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	107,528	81,281	57,416
Amortization of note discount	210,119	150,082	—
Gain on marketable securities	—	—	(13,244)
Issuance of stock options to non-employees for services rendered	111,580	2,203	198,182
Loss on disposal of fixed assets	—	—	(3,355)
Account receivable, net	(120,192)	72,739	(29,112)
Prepaid expenses and other current assets	(14,623)	3,540	70,638
Accounts payable	(198,427)	86,680	(115,624)
Accrued expenses	75,220	(14,399)	(125,704)
Deferred revenue	608,401	(96,989)	(62,458)

Net cash used in operating activities	(3,392,575)	(5,020,982)	(4,545,967)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(19,817)	(180,706)	(164,112)
Increase in other assets	(103,558)	19,843	(97,955)
Proceeds from maturity of marketable securities	—	—	2,999,040

Net cash (used in) provided by investing activities	(123,375)	(160,863)	2,736,973

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements of preferred stock	6,850,225	—	—
Proceeds from private placements of common stock	—	—	2,911,267
Proceeds from exercises of warrants and employee stock options	140,598	3,327	476,199
Proceeds from employee stock purchase plan	12,050	5,280	7,045
Increases in notes payables	1,095,336	2,025,000	—
Repayments of bridge loans	(525,000)	—	—
Principal payments of capitalized lease obligations, net	(31,654)	(40,650)	(54,342)

Net cash provided by financing activities	7,541,555	1,992,957	3,340,169

Net increase (decrease) in cash and cash equivalents	4,025,605	(3,188,888)	1,531,175

Cash and cash equivalents, beginning of year	733,848	3,922,736	2,391,561

Cash and cash equivalents, end of year	$4,759,453	$733,848	$3,922,736

Supplemental disclosures of cash flow information:

Cash paid for interest	$205,151	$11,547	$9,818

Cash paid for income taxes	$—	$—	$—

Supplemental disclosure on noncash investing and financing activity:

Acquisition of fixed assets under capital leases	$32,395	$42,238	$—

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Company Background and Uncertainties

Organization and Line of Business

The Company develops genetic susceptibility tests and provides research services to collaborative partners. As of December 31, 2003, the Company has commercially introduced one genetic test and is in various stages of development for several others. Additionally, the Company provides research services under contract to collaborative partners. In 2003, 98% of the Company’s revenue came from research services.  Such research services contributed less than 10% of total revenue to the Company in 2002 and, 2001.  In 2002, 86% of the Company’s revenue came a from an option fee from Pyxis Innovations, Inc. (“Pyxis”), which allowed Pyxis the right to negotiate a research agreement or strategic partnership with the Company.

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

The Company’s ability to successfully commercialize genetic susceptibility tests depends on obtaining adequate reimbursement for such products and related treatment from government and private health care insurers and other third-party payers. Doctors’ decisions to recommend genetic susceptibility tests will be influenced by the scope and reimbursement for such tests by third-party payers. If both third-party payers and individuals are unwilling to pay for the test, then the number of tests performed will significantly decrease, therefore resulting in a reduction of revenues.

The Company was incorporated in Texas in 1986 and re-incorporated in Delaware in March 2000.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Interleukin Genetics, Inc., and its wholly-owned subsidiary, Interleukin Genetics Laboratory Services, Inc.  All material intercompany accounts and transactions have been eliminated.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.  The Company’s most critical accounting policies are in the areas of stock based compensation, revenue recognition and cost estimates.  These critical accounting policies are more fully discussed in these notes to financial statements and in the section of the Company’s Form 10-K entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenue Recognition

Contract revenues are recognized ratably as services are provided based on a fixed contract price or on negotiated hourly rates. Provision for anticipated losses on fixed-price contracts is made in the period such losses are identified.  Revenue from genetic susceptibility tests is recognized when the tests have been completed and the results reported to the doctors or individuals who ordered the test.  To the extent test kits have been purchased and paid for but not yet submitted for test results, the Company defers recognition of all related revenue. These amounts are presented as deferred revenue in the accompanying consolidated balance sheets.

The Company has entered into agreements with outside parties for the distribution of genetic susceptibility tests, both domestically and internationally for which the Company receives royalty payments.  Royalties are recognized when earned under the Company’s royalty agreements when amounts are fixed or determinable and payment is reasonably assured.  Revenue from milestone or other contingent payments is recognized when earned in accordance with the terms of the related agreement

Fees for the sale or licensing of product rights are recorded as deferred revenue upon receipt and recognized as revenue on the straight-line basis over the period that the related products or services are delivered or obligations as defined in the agreement are performed in accordance with Staff Accounting Bulletin No. 104 (SAB No. 104), Revenue Recognition.

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

Had compensation cost for the Company’s employee stock awards been determined consistent with SFAS 123, the Company’s net loss applicable to common stock and net loss per share would have been as follows:

	Years Ended December 31,
	2003	2002	2001
Net loss applicable to common stock
As reported	$(4,172,181)	$(5,306,119)	$(4,522,706)
Stock compensation expense	1,145,079	752,134	1,733,142
Pro forma	$(5,317,260)	$(6,058,253)	$(6,255,848)
Basic and diluted net loss per share
As reported	$(0.18)	$(0.24)	$(0.21)
Pro forma	$(0.23)	$(0.28)	$(0.30)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, for a stock that does not pay dividends with the following assumptions.

	Years Ended December 31,
	2003	2002	2001
Risk free interest rate	4.00%	4.00%	4.6%-5.4%
Expected life	7 years	7 years	7 years
Expected volatility	80%	100%	100%

Using these assumptions, the weighted average grant date fair value of options granted in 2003, 2002 and 2001 was $2.76, $0.70 and $1.31, respectively.

Cost estimates:

Much of our research and development is done on contract by outside parties.  It is not unusual that at the end of an accounting period we need to estimate both the total cost of these projects and the percent of that project which was completed as of the accounting date.  We then need to adjust those estimates when actual final costs are known.  To date, these adjustments have not been material to our financial statements, and we believe that the estimates that we made as of December 31, 2003 are reflective of the actual expenses incurred as of that date.  However, the possibility exists that certain research projects might cost more than we have estimated and that these higher costs will be reflected in future periods.

Research and Development

Research and development costs are expensed as incurred.

Basic and Diluted Net Loss per Common Share

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS 128”), which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is the same as basic loss per share for all the periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the loss in each period. Potential common stock excluded from the calculation of diluted net loss per share consists of stock options, warrants, preferred stock and convertible debt as described in the table below:

	2003	2002	2001
Options outstanding	3,180,133	2,873,652	2,652,069
Warrants outstanding	525,000	525,000	1,345,952
Preferred stock	28,157,683	—	—
Convertible debt	4,060,288	—	—
Total	35,923,104	3,398,652	3,998,021

This table reflects the change in the number of potential shares of common stock available to the holders of the convertible debt resulting from the milestone payment from Pyxis that was received subsequent to year-end on March 11, 2004.  See note 16 entitled “Subsequent Events”  for details of this transaction.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  During the year ended December 31, 2001 the Company had one item, other than the reported net loss, of comprehensive loss, which was the reversal of the unrealized holding gains on marketable securities. During the years ended December 31, 2003 and December 31, 2002, there were no items other than net loss included in the comprehensive loss.  Comprehensive income (loss) is disclosed in the accompanying consolidated statements of stockholders’ equity (deficit) and comprehensive loss.

Fair Value of Financial Instruments

The Company using available market information has determined the estimated fair values of financial instruments. The estimated fair values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.  The carrying amounts of the Company’s capital lease obligations also approximate fair value.  The carrying amounts of borrowings under short-term agreements approximate their fair value as the rates applicable to the financial instruments reflect changes in overall market interest rates.

The fair value of long-term debt is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of borrowing of the Company’s long-term debt at December 31, 2003 approximates fair value.

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

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 requires that the Company evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Any write-downs, based on fair value, are to be treated as permanent reductions in the carrying amount of the assets. The Company believes that no impairment exists related to the Company’s long-lived assets at December 31, 2003.

Patent expenses:

Prior to March 2003, patent costs were expensed as incurred due to the possibility that the Company would never be able to derive any benefits from our patents.  The Company has exclusive rights (subject to rights granted to an affiliate of Alticor within the fields of dermagenomics and nutrigenomics) in fourteen issued U.S. patents, the Company has received notices of allowance on two U.S. patent applications and have thirteen additional pending U.S. patents applications.  The Company has also been granted a number of corresponding foreign patents and  a number of foreign counterparts of our U.S. patents and patent applications pending.  Since inception the Company has expensed approximately $2.6 million in the effort to obtain patent protection for its intellectual property.  Due to the alliance with Alticor Inc. that was announced on March 5, 2003, the Company started to capitalize certain costs of patents for which the prospect of deriving benefits has become more certain.  Since March 2003 it has capitalized approximately $128,000 in patent costs.  The Company amortizes these patents over the shorter of the life of the patent or ten years, their expected useful life.

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

Note 3 – Strategic Alliance with Alticor Inc.

On March 5, 2003, we announced that we entered into a broad strategic alliance with several affiliates of the Alticor family of companies to develop and market novel nutritional and skin care products.  The alliance will utilize Interleukin Genetics’ intellectual property and expertise in genomics to develop personalized consumer products.  Alticor has a long history of manufacturing and distributing high quality nutritional supplements and skin care products to a worldwide market.

The alliance includes an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations.  The major elements of the alliance are:

•                              The purchase by Alticor of $7,000,000 of equity in the form of 5 million shares of Series A Preferred Stock for $1.40 per share.  These are convertible into approximately 28.1 million shares of common stock at a conversion price equal to $0.2486, representing 54.76% of the Company’s common stock.  Subsequent to year-end, upon achievement of a defined milestone Alticor  has contributed an additional $2,000,000 to the Company, for no additional shares, for a total equity funding of $9,000,000 and a conversion price of $0.3196. (See Note 16, Titled: “Subsequent Events”)

•                              The right of the Series A holders to nominate and elect four directors to a five person board.

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

As of December 31, 2003 there was $2,595,336 outstanding under the terms of these credit facilities.  The credit facilities will mature in December 2007, bear interest at 1% over the prime rate, are secured by a security interest in Interleukin’s intellectual property, and are convertible at the election of Alticor into shares of common stock at a conversion price initially equal to $0.4972 per share, subject to future adjustment.  Upon receipt of the additional $2,000,000 payment subsequent to year end, the conversion price was adjusted to $0.6392

Note 4 — Research Agreements

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

The agreement with Sheffield is a five-year agreement with an automatic yearly renewal. During 1999, in accordance with this agreement, the Company issued 275,000 shares of common stock to Sheffield for transferring all rights and title of certain patents. The value of the common stock of $653,125 was charged to research and development expense in the third quarter of 1999. Additionally, each year beginning July 1, 2000, Sheffield will receive 25,000 fully vested options to purchase common stock at the then current market price, plus 10,000 fully vested options to purchase common stock for each new patent application filed in the previous 12 months. During the year ended December 31, 2002, 35,000 fully vested options to purchase common stock were granted under this agreement and the Company charged approximately $1,000 to research and development expense based upon the fair value of the options determined using the Black-Scholes option-pricing model. These options have a five-year exercise period. In 1999, the Company signed another research agreement with Sheffield that automatically renews in one-year increments. This agreement requires the Company to pay the cost of agreed upon research projects conducted at Sheffield.  For the year ended December 31, 2003 the Company expensed approximately $294,000 for research conducted at Sheffield.  This includes funding to the University and to collaborators at the University.  Both agreements with Sheffield can be canceled if a certain key collaborator leaves Sheffield.  These agreements expire in June 2004

In September 1999, a five-year consulting agreement was entered into with Sheffield’s key collaborator. In accordance with the consulting agreement, the key collaborator received 200,000 shares of common stock for relinquishing interests in previous research agreements. The value of the common stock of $475,000 was charged to research and development expense in the third quarter of 1999. The key collaborator will also receive 1% of the first $4 million of net sales under the PST Technology and 2% for sales above $4 million. During 2002, this collaborator received no significant royalty payments for sales of PST. On July 1, 2001 and 2002, in consideration for future services, the key collaborator received 25,000 fully vested options to purchase common stock at the then current market price. These options have a five-year exercise period from the date of grant. During 2002, the Company charged to research and development expense approximately $1,000 related to the issuance of these options based upon the fair value determined using the Black-Scholes option-pricing model. This collaborator will continue to receive 25,000 fully vested options to purchase common stock each July 1 during the period that this agreement is in effect.

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

Note 5 — Accounts Receivable

The changes in the allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
	2003	2002	2001
Beginning of year	$18,000	$14,000	$77,000
Provision charged to expense	0	5,000	9,000
Accounts written off, net of recoveries	(18,000)	(1,000)	(72,000)
End of year	$0	$18,000	$14,000

Note 6 — Fixed Assets

The fixed assets’ useful lives and balances at December 31, 2003 and 2002 consisted of the following:

	Useful Life	2003	2002
Computer and office equipment	3 years	$97,139	$91,192
Lab equipment	5 years	373,429	327,163
Furniture and fixtures	5 years	6,250	10,233
Leasehold improvements	5 years	20,857	20,857
Equipment under capital leases	3 to 5 years	136,373	149,042
		634,048	598,487
Less — Accumulated depreciation and amortization		362,379	277,920
Total		$271,669	$320,567

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

As of December 31, 2003, the Company had net operating loss (NOL) and research tax credit carryforwards of approximately $37,600,000 and $621,000, respectively, for federal and state income tax purposes, expiring in varying amounts through the year 2023. The Company’s ability to use its NOL and tax credit carryforwards to reduce future taxes is subject to the restrictions provided by Section 382 of the Internal Revenue Code of 1986 (the “Code”). These restrictions provide for limitations on the Company’s utilization of its NOL and tax credit carryforwards following a greater than 50% ownership change during the prescribed testing period. On March 5, 2003, the Company had such a change. As a result, all of the Company’s NOL carryforwards are limited in utilization. The annual limitation may result in the expiration of certain of the carryforwards prior to utilization.

As of December 31, 2003 and 2002, the approximate income tax effect of the Company’s deferred tax assets (liabilities) consisted of the following:

	2003	2002
Net operating loss carryforwards	$12,770,000	$11,497,000
Research tax credit carryforwards	621,000	369,000
Accrual to cash adjustments	410,000	269,000
Disqualifying dispositions and non-qualified stock option exercises	147,000	158,000
Loss on sale of assets	0	(50,000)
Depreciation	4,000	75,000
Patents	0	42,000
Total deferred tax assets	13,952,000	12,360,000
Valuation allowance	(13,952,000)	(12,360,000)
Net deferred tax assets	$—	$—

Due to the uncertainty regarding the timing and realization of the Company’s net deferred tax asset, a full valuation allowance has been established against the Company’s deferred tax assets.

Note 8 — Capital Stock

Authorized Common and Preferred Stock

At December 31, 2003, the Company had authorized 6,000,000 shares of Series A Preferred stock of which 5,000,000 were issued and outstanding.  At December 31, 2003, the Company had authorized 75,000,000 shares of $0.001 par value common stock of which 23,262,588 shares were outstanding and approximately 28 million were reserved for the conversion of the Series A Preferred to common stock, approximately 5.3 million shares were reserved for the conversion of approximately $2.6 million of debt, 3.5 million shares were reserved for the exercise of authorized and outstanding stock options, 525,000 shares were reserved for the exercise of authorized and outstanding warrants to purchase common stock and approximately 485,000 shares were reserved for the exercise of rights held under the Employee Stock Purchase Plan.

Series A Preferred Stock

In a private placement on March 5, 2003, the Company entered into a Purchase Agreement with Pyxis, pursuant to which Pyxis purchased from the Company Series A Preferred Stock for $7,000,000 in cash on that date, and an additional $2,000,000 in cash to be paid upon the company achieving a certain milestone.  Subsequent to year-end, on March 11, 2004, the Company achieved the particular milestone and the payment was made pursuant to the terms of the Purchase Agreement.  (See Note 16)  The offering was made to Pyxis by way of a private placement exempt from registration under the Securities Act.

The Series A Preferred Stock issued in the private placement is convertible into 28,157,683 shares of Common Stock reflecting a conversion price of $.3196 per share after being adjusted for the milestone payment and is subject to weighted average antidilution adjustments.  Assuming the conversion of all shares of Series A Preferred Stock, such shares represent 54.7% of the outstanding shares of the Company’s Common Stock.

The Series A Preferred Stock was issued in return for an initial capital contribution of $7,000,000 that was initially convertible into shares of Common Stock at an initial conversion price of $.2486 per share.  Subsequent to year end,  the Company achieved the milestone defined as entering into a genetics testing agreement with one or more customers with a projected internal rate of return of at least twenty percent and a payback period of three years or less. Therefore, Pyxis made an additional capital contribution of $2,000,000 on March 11, 2004.  This subsequent milestone payment increased the effective conversion price per Common Stock equivalent share to $.3196 per share.

The Series A Preferred Stock accrues dividends at the rate of 8% of the original purchase price per year, payable only when, as and if declared by the Board of Directors and are non-cumulative.  Heretofore, no dividends have been declared on these shares.  If the Company declares a distribution, with certain exceptions, payable in securities of other persons, evidences of indebtedness issued by us or other persons, assets (excluding cash dividends) or options or rights to purchase any such securities or evidences of indebtedness, then, in each such case the holders of the Series A Preferred Stock shall be entitled to a proportionate share of any such distribution as though the holders of the Series A Preferred Stock were the holders of the number of shares of our Common Stock into which their respective shares of Series A Preferred Stock are convertible as of the record date fixed for the determination of the holders of our Common Stock entitled to receive such distribution.

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its Common Stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them.  After receiving this amount, the holders of the Series A Preferred Stock shall participate on an as-converted basis with the holders of Common Stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s Common Stock determined by dividing the then-effective purchase price ($1.40 as of year end, or $1.80 since the milestone payment was received, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion.  The liquidation preference at December 31, 2003 was $14,000,000.  The conversion price is $.3196 per share and the liquidation preference is $18,000,000 after being adjusted for the milestone payment and is subject to weighted average antidilution adjustment.

Each holder of Series A Preferred Stock is entitled to vote its shares of Series A Preferred Stock on an as-converted basis with the holders of Common Stock as a single class on all matters submitted to a vote of the stockholders, except as otherwise required by applicable law.  This means that each share of Series A Preferred Stock will be entitled to a number of votes equal to the number of shares of Common Stock into which it is convertible on the applicable record date.

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

On October 22, 2002, as a condition for an interim financing agreement with Pyxis that is discussed further in Note 9, we entered into separate agreements with the purchasers in the December 2000 and January 2001 private placements to waive certain provisions of these private placement agreements. Specifically, the purchasers waived their right to receive cash payments of up to $100,000 per month when our common stock was delisted from the Nasdaq SmallCap Market. Also waived was the purchasers’ right to receive additional shares of our common stock for no additional consideration if we issue shares of our common stock at a price below $2.50 per share. Under these agreements the purchasers have also agreed to cancel warrants to purchase an aggregate of 864,407 shares of common stock. In exchange, we have issued an aggregate of 1,676,258 shares of our common stock to the purchasers for no additional cash consideration.

Employee Stock Purchase Plan

Effective October 14, 1998, the Company’s Board of Directors approved an Employee Stock Purchase Plan for qualified employees of the Company. Under the terms of the Employee Stock Purchase Plan, an employee may purchase up to $25,000 per calendar year of the Company’s stock at a price equal to 85% of the fair market value of the stock (as quoted on the company’s listing exchange) on either the first or last day of a calendar quarter. The Company has reserved 500,000 shares of common stock for purchases to be made under the Employee Stock Purchase Plan. During the years ended December 31, 2003, 2002, and 2001, 8,408, 9,855 and 5,308 shares were purchased under the Employee Stock Purchase Plan at an average purchase price of approximately $1.43, $0.54 and $1.28 respectively, per share.

NASDAQ Delisting

On October 9, 2002 the Company received a letter from NASDAQ stating that it does not meet the criteria for the continued listing of its common stock on the NASDAQ SmallCap Market. The letter stated that Interleukin’s common stock is not in compliance with the $1 minimum bid price, that stockholders’ equity does not meet the $2.5 million minimum requirement, and that the NASDAQ Staff rejected the Company plan to regain compliance with those listing criteria. The Company appealed the ruling and an appeals hearing was held on November 14, 2002.  On December 10, 2002, the Company received notification from the NASDAQ Listing Qualifications Panel that the panel had denied the Company’s request for continued listing on the NASDAQ SmallCap market.  The Company was delisted from NASDAQ on that date.  Since December 10, 2002, the Company’s common stock has traded on the Over-the-Counter-Bulletin-Board (OTCBB) under the symbol ILGN.  It is not known when or if the common stock will again trade on the NASDAQ SmallCap market.

Note 9 – Debt

On August 9, 2002 the Company received approximately $475,000 in net proceeds from the sale of term promissory notes with an original aggregate principal amount of $525,000. These notes paid interest at a rate of 15% and had an original maturity of August 9, 2003.  The purchasers of the promissory notes received warrants to purchase one share of the Company’s common stock at a purchase price of $2.50 for every dollar invested in the promissory notes. In total, warrants to purchase 525,000 shares of common stock were issued. These warrants expire ten years from the date of issuance.  Amortization expense related to the discount of notes was approximately $210,000 and $150,000 for the years ended December 31, 2003 and 2002, respectively. These notes and $70,336 in accrued interest were repaid on July 1, 2003 using proceeds provided by Pyxis under terms of a credit facility with Pyxis (see Note 3).

On October 23, 2002, the Company entered into an interim financing agreement with Pyxis Innovations, Inc. that provided debt financing of $2.0 million. The financing was in the form of four $500,000 promissory notes, which closed on October 23, 2002, November 15, 2002, December 16, 2002 and January 30, 2003.  These notes had an original maturity date of December 31, 2003 and accrued interest at a rate of 15%. The outstanding principal amount and all accrued interest were to be paid upon maturity.  These notes are secured by all of our intellectual property except intellectual property relating to periodontal disease and sepsis.  These notes were amended as part of the strategic alliance with Alticor Inc.  (see below).

On March 5, 2003 as part of our strategic alliance with Alticor Inc.  we were granted credit facilities as follows:

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

As of December 31, 2003 there was $2,595,336 outstanding under the terms of these credit facilities.  The credit facilities will mature in December 2007, bear interest at 1% over the prime rate (5% at December 31, 2003), are secured by a security interest in Interleukin’s intellectual property, and are convertible at the election of Alticor into shares of common stock at a conversion price equal to $0.6392 per share after being adjusted for the milestone payment.

Note 10 – Equity Interest in Molecular Skin Care Limited

In October 2003 we acquired 12,014 ordinary shares (representing approximately 5% of the outstanding equity) of Molecular SkinCare Limited, a start-up biotechnology company located in Sheffield, England.  The transaction was in exchange for granting rights to Molecular SkinCare and Asterion Limited, a company also located in Sheffield, England, in certain intellectual property licensed to us.  Management determined that the fair value of the shares received was not determinable within reasonable limits because Molecular SkinCare Limited is a private entity and there was major uncertainty about the realizability of the value that would be assigned to this asset received in a non-monetary transaction and therefore assigned a nominal value of $1 to the shares.

Note 11 — Stock Option Plans

In June 2000, the Company’s shareholders approved the adoption of the Interleukin Genetics, Inc. 2000 Employee Stock Compensation Plan (the “2000 Plan”). The 2000 Plan provides for the award of nonqualified and incentive stock options, restricted stock, and stock awards to employees, directors, officers, and consultants of the Company. A total of 2,000,000 shares of the Company’s common stock have been reserved for award under the 2000 Plan of which approximately 3,000 were available for future issuance at December 31, 2003.

In June 1996, the Company’s shareholders approved the adoption of the 1996 Equity Incentive Plan (the “1996 Plan”). The 1996 Plan provides for the award of nonqualified and incentive stock options, restricted stock and stock bonuses to employees, directors, officers and consultants of the Company. A total of 1,300,000 shares of the Company’s common stock have been reserved for award under the 1996 Plan of which approximately 300,000 remained unissued at December 31, 2002.  This plan no longer complies to the current Securities Exchange Act and, consequently, was terminated with respect to new grants.

Nonqualified and incentive stock options with a life of 10 years are generally granted at exercise prices equal to the fair market value of the common stock on the date of grant. Options generally vest over a period of three to four years.

A summary of the status of the Company’s stock options, issued both under the 1996 and 2000 Plans and outside of these plans, at December 31, 2003, 2002 and 2001, and changes during these years is presented in the tables below:

The following table details all stock option activity:

	2003		2002		2001
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding, beginning of year	2,873,652	$2.29	2,652,069	$2.47	1,826,943	$2.83
Granted	852,000	3.70	338,600	0.84	904,798	1.68
Exercised	(135,931)	1.06	(4,437)	0.75	(46,964)	0.85
Canceled	(409,588)	2.95	(112,580)	2.14	(32,708)	4.34
Outstanding, end of year	3,180,133	$2.65	2,873,652	$2.29	2,652,069	$2.47
Exercisable, end of year	2,220,971	$2.28	2,032,774	$2.41	1,457,126	$2.55

These totals include 70,000, 60,000 and 65,000 nonqualified stock options issued to non-employees in 2003, 2002 and 2001 respectively for which expenses of $111,580, $2,203 and $198,182 was recorded respectively during those three years.

The following table details further information regarding stock options outstanding and exercisable at December 31, 2003:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price:	Shares	Weighted Avg remaining contractual life (years)	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
$0.50 —$0.99	459,893	6.29	$0.67	429,560	$0.67
$1.00 —$1.49	531,000	7.21	1.22	356,832	1.22
$1.50 —$1.99	259,965	6.56	1.74	214,965	1.74
$2.00 —$2.49	108,500	7.91	2.28	30,500	2.13

$2.50 — and up	1,820,775	6.87	3.73	1,189,114	3.28
	3,180,133	6.85	$2.65	2,220,971	$2.28

Note 12 — Employee Benefit Plan

In 1998, the Company adopted a profit sharing plan covering substantially all of its employees. Under the profit sharing plan, the Company may, at the discretion of the Board of Directors, contribute a portion of the Company’s current or accumulated earnings. In September 1998, the Company amended and restated the profit sharing plan to include provisions for Section 401(k) of the Internal Revenue Code, which allowed for pre-tax employee contributions to the plan. Under the amended and restated plan, the Company may, at the discretion of the Board of Directors, match a portion of the participant contributions. The Company currently contributes 1% of any amount employees contribute.  Company contributions, if any, are credited to the participants’ accounts and vest over a period of four years based on the participants’ initial service date with the Company.  During the years ended December 31, 2003 and December 31, 2002, $936 and $20,690 was contributed to the plan, respectively.  During the year ended December 31, 2001 no contributions were made to the plan.

Note 13 — Commitments and Contingencies

In July 2000, the Company completed a move of its corporate and research and development offices from San Antonio, Texas, to Waltham, Massachusetts. The Company leases its office and laboratory space under a non-cancelable operating lease expiring February 2009.

The Company also leases certain office furniture and equipment under capital lease obligations. Future minimum lease commitments, net of sublease income, under lease agreements with initial or remaining terms of one year or more at December 31, 2003, are as follows:

Year Ending December 31,	Operating Leases	Capital Leases
2004	270,716	30,016
2005	270,716	15,059
2006	138,624	3,016
	$680,056	48,090
Less — Amount representing interest		4,454
Less — Current portion		26,346
Long-term portion		$17,290

Rent expense, net of sublease income, was $272,112, $265,363 and $190,163 for the years ended December 31, 2003, 2002 and 2001 respectively.

Employment Agreements

The Company has entered into employment agreements with certain key employees of the Company which range from one to three years and provide for severance ranging from three months to one year upon termination of employment.

Note 14 — Segment Information

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

 The Company has no operations outside of the United States.  During 2003 and 2002 the Company had minimal royalty income derived from distributors outside the United States, minimal expenses derived from research partners outside the United States and minimal assets outside of the United States.  The Company does not believe this risk is material and does not use derivative financial instruments to manage foreign currency fluctuation risk.

Concentrations of Risk

During the year ended December 31, 2003 revenue from Alticor and its affiliates accounted for 97% of total revenue of the Company.  During the year ended December 31, 2002, an Alticor affiliate accounted for 86% of total revenue.  The Company expects to be dependent upon Alticor and its affiliates for a large percentage of its revenue for the foreseeable future.  The Company expects to receive $5,000,000 in total revenue under the terms of a research agreement with an Alticor affiliate during the 24 months ending March 2005.  (See note 3).

Note 15 — Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2003	2002
Legal	$60,000	$50,000
Vacation	98,544	97,682
Bonuses	50,000	—
Interest Expense	—	60,347
Research	282,818	172,478
Other	46,829	82,462
Total	$538,191	$462,969

Note 16 – Subsequent Events

On February 26, 2004, the Company signed a Purchase Order Agreement with Access Business Group, a subsidiary of Alticor, for a firm minimum order of DNA-based risk assessment tests to be delivered in the first year of product launch.  This minimum order, together with some other financial performance criteria, has resulted in a milestone payment of $2,000,000 to Interleukin by Alticor. This payment, made on March 11, 2004, increased the effective conversion price of the Preferred Stock per Common Stock equivalent share to $.3196 per share and the effective conversion price of the outstanding convertible debt to $.6392 per Common Stock equivalent share.

In February 2004, subsequent to the year-end, the Company signed a new operating lease for its corporate office space in Waltham, Massachusetts adding 13,000 square feet of office and laboratory space and extending the lease terms until February 2009.  The additional obligation to the company for this expansion is $1,568,000.

Note 17 — Selected Quarterly Financial Data (Unaudited)

The following are selected quarterly financial data for the years ended December 31, 2003 and 2002

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenue	$28,738	$632,909	$633,785	$760,511
Loss from operations	$(1,553,295)	$(828,862)	$(716,085)	$(767,553)
Net loss	$(1,665,609)	$(948,136)	$(767,292)	$(791,144)
Basic and diluted net loss per share	$(0.07)	$(0.04)	$(0.03)	$(0.03)

	Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$9,012	$13,540	$79,677	$187,679
Loss from operations	$(1,461,620)	$(1,415,037)	$(1,290,030)	$(959,687)
Net loss	$(1,451,174)	$(1,411,299)	$(1,363,527)	$(1,080,120)
Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.06)	$(0.05)