Form 10-Q
period 2004-03-31
INTERLEUKIN GENETICS INC
filed 2004-05-13
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE

ACT OF 1934

For the quarterly period ended: March 31, 2004

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

Title of Each Class	Outstanding at April 30, 2004
Common stock, $.001 Par value	23,492,203

INTERLEUKIN GENETICS, INC.

Form 10-Q

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,494,815	$4,759,453
Accounts receivables	8,688	123,436
Prepaid expenses and other current assets	86,895	114,519

Total current assets	6,590,398	4,997,408

Fixed assets, net	252,140	271,669

Other assets	230,833	189,365

Total assets	$7,073,371	$5,458,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$84,210	$69,807
Accrued expenses	582,154	538,191
Deferred revenue	649,760	653,760
Current portion of capital lease obligations	25,794	26,346

Total current liabilities	1,341,918	1,288,104

Long-term notes	2,595,336	2,595,336
Capital lease obligations, less current portion	11,598	17,290

Total liabilities	3,948,852	3,900,730

Stockholders’ equity:
Preferred stock, Series A $0.001 par value– 5,000,000 shares authorized, issued and outstanding; aggregate liquidation preference of $18,000,000 at March 31, 2004	5,000	5,000
Common stock, $0.001 par value – 50,000,000 shares authorized; 23,506,660 and 23,287,215 shares issued and 23,481,033 and 23,262,588 outstanding at March 31, 2004 and December 31, 2003, respectively	23,506	23,287
Treasury stock – 24,627 shares at cost	(250,119)	(250,119)
Additional paid-in capital	49,267,115	46,771,565
Accumulated deficit	(45,920,983)	(44,992,021)

Total stockholders’ equity	3,124,519	1,557,712

Total liabilities and stockholders’ equity	$7,073,371	$5,458,442

The accompanying notes are an integral part of these consolidated financial statements

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2004	2003

Revenue	$644,943	$28,738

Cost of revenue	485,130	16,882

Gross profit	159,813	11,856

Expenses:
Research and development	381,260	872,439
Selling, general and administrative	683,161	692,712

Total operating expenses	1,064,421	1,565,151

Loss from operations	(904,608)	(1,553,295)

Other income (expense):
Interest income	9,551	5,762
Interest expense	(33,688)	(28,027)
Amortization of note discount	—	(90,051)
Other income (expense)	(217)	2

Total other income	(24,354)	(112,314)

Net loss	$(928,962)	$(1,665,609)

Basic and diluted net loss per share	$(0.04)	$(0.07)

Weighted average common shares outstanding	23,323,069	23,118,293

The accompanying notes are an integral part of these consolidated financial statements

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the three months ended March 31,
	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(928,962)	$(1,665,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	26,444	31,258
Amortization of note discount	—	90,051
Change in value of stock options issued as compensation for services rendered	—	52,229
Changes in assets and liabilities:
Account receivable, net	114,748	(26,182)
Prepaid expenses and other current assets	27,623	(6,039)
Accounts payable	14,404	(140,233)
Accrued expenses	43,963	120,557
Deferred revenue	(4,000)	(4,000)

Net cash used in operating activities	(705,780)	(1,547,968)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(3,059)	(15,193)
Increase in other assets	(45,324)	—

Net cash used in investing activities	(48,383)	(15,193)

CASH FLOW FROM FINANCING ACTIVITIES
Net proceeds from sale of Preferred Series A	—	6,851,350
Proceeds from issuance of bridge loan	—	500,000
Proceeds from equity milestone payment	2,000,000	—
Proceeds from exercises of employee stock options	495,769	1,695
Payments of capitalized lease obligations, net	(6,244)	(9,504)

Net cash provided by financing activities	2,489,525	7,343,541

Net increase in cash and equivalents	1,735,362	5,780,380

Cash and cash equivalents, beginning of period	4,759,453	733,848

Cash and cash equivalents, end of period	$6,494,815	$6,514,228

Supplemental disclosures of cash flow information:

Cash paid for interest	$33,688	$35,874

Cash paid for income taxes	$—	$—

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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial reporting and with Securities Exchange Commission rules and regulations for Form 10-Q. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes in our Annual Report on Form 10-K for the year ended December 31, 2003.  The interim condensed consolidated financial statements are unaudited; however, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary to make the interim financial information not misleading. All significant intercompany transactions and accounts have been eliminated in consolidation.  Results for interim periods are not necessarily indicative of those to be expected for the full year.

Since our inception, we have incurred accumulated deficits of approximately $45.9 million, including a net loss of approximately $929,000 during the three months ended March 31, 2004. For the three months ended March 31, 2004, we incurred negative cash flows from operating activities of approximately $706,000.

We anticipate our current cash, along with our anticipated revenue, and, if required, new debt issuances will be sufficient to fund operations, as planned until mid-2005.

Our future financial needs depend on many factors. We will need funds for the commercial launch of additional genetic tests, continued research and development efforts, obtaining and protecting patents and administrative expenses. Additional financing may not be available when needed, or, if available, may not be available on favorable terms. If we cannot obtain additional capital on acceptable terms when needed, we may have to discontinue operations, or, at a minimum, curtail one or more of our research and development programs.

On March 5, 2003, we announced that we entered into a broad strategic alliance with several affiliates of the Alticor, Inc. family of companies to develop and market personalized nutritional and skin care products.  For the purpose of clarity, in this document we will refer to Alticor and all of its wholly-owned subsidiaries, including Access Business Group, Pyxis Innovations and Quixtar as “Alticor”.

Note 2 – Significant Accounting Policies

We believe our most significant accounting policies are in the areas of revenue recognition, cost estimations of certain ongoing research contracts, and our treatment of employee stock options.

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

Cost estimates:

Much of our research and development is done on contract by outside parties.  It is not unusual that at the end of an accounting period we need to estimate both the total cost of these projects and the percent of that project which was completed as of the accounting date.  We then need to adjust those estimates when actual final costs are known.  To date, these adjustments have not been material to our financial statements, and we believe that the estimates that we made as of March 31, 2004 are reflective of the actual expenses incurred as of that date.  However, the possibility exists that certain research projects might cost more than we have estimated and that these higher costs will be reflected in future periods.

Stock-Based Compensation

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees.  Under APB 25, no stock-based compensation is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time.  The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002.  The stock compensation expense in the below table recognizes the expense over the vesting period of the stock options.

	Three months ended March 31
	2004	2003
Net loss applicable to common stock:

As reported	$(928,962)	$(1,665,609)
Less: fair value impact of employee stock compensation:	(190,053)	(270,874)

Pro forma	$(1,190,015)	$(1,936,483)
Basic and diluted net loss per share
As reported	$(0.04)	$(0.07)

Pro forma	$(0.05)	$(0.08)

The fair value of the options was estimated at the date of grant using a Black-Scholes option valuation model with the weighted–average assumptions listed in the table below:

	2004	2003
Risk free interest rate	4.0%	4.0%
Expected life	7 years	7 years
Expected volatility	80%	80%
Expected dividend yield	0%	0%

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

Note 3 – Research Arrangements

In July 1999, we entered into an agreement with Sheffield University (Sheffield), whereby we will undertake the development and commercialization of certain discoveries resulting from Sheffield’s research. For certain of the discoveries, the parties have reached a specific non-cancelable agreement of development and commercialization.  However, for new discoveries on which the parties have not yet reached specific agreement, the agreement may be terminated with or without cause by either party upon six months’ notice.

The agreement with Sheffield is a five-year agreement with an automatic yearly renewal. During 1999, in accordance with this agreement, we issued

275,000 shares of common stock to Sheffield for transferring all rights and title of certain patents. The value of the common stock of $653,125 was charged to research and development expense in the third quarter of 1999. Additionally, each year beginning July 1, 2000, Sheffield receives 25,000 fully vested options to purchase common stock at the then current market price, plus 10,000 fully vested options to purchase common stock for each new patent application filed in the previous 12 months. During the years ended December 31, 2003 and December 31, 2002, 45,000 and 35,000 fully vested options, respectively, to purchase common stock were granted under this agreement. These options have a five-year exercise period. In 1999, we signed another research agreement with Sheffield that automatically renews in one-year increments. This agreement requires us to pay the cost of agreed upon research projects conducted at Sheffield.  For the three months ended March 31, 2004 we expensed approximately $64,000 for research conducted at Sheffield.  This includes funding to the University and to collaborators at the University.  Both agreements with Sheffield can be canceled if a certain key collaborator leaves Sheffield.  These agreements expire in June 2004.  We have not yet made a decision as to whether or not to renew this agreement.

In September 1999, a five-year consulting agreement was entered into with Sheffield’s key collaborator. In accordance with the consulting agreement, the key collaborator received 200,000 shares of common stock for relinquishing interests in previous research agreements. The value of the common stock of $475,000 was charged to research and development expense in the third quarter of 1999. The key collaborator will also receive 1% of the first $4 million of net sales under the PST Technology and 2% for sales above $4 million. During 2002, this collaborator received no significant royalty payments for sales of PST. On July 1, 2002 and 2003, in consideration for future services, the key collaborator received 25,000 fully vested options to purchase common stock at the then current market price. These options have a five-year exercise period from the date of grant.  This agreement expires in June 2004. We intend to continue a relationship with this collaborator.

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

Note 4 – Use of Estimates

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

Note 5 – Basic and Diluted Net Loss per Common Share

Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings per Share,” outlines methods for computing and presenting earnings per share. SFAS 128 requires a calculation of basic and diluted earnings per share for all periods presented.  We reported losses for the three-month periods ended March 31, 2004 and 2003 and accordingly any potential common stock equivalents are anti-dilutive due to the loss in each period.  Potential common stock excluded from the calculation of diluted net loss per share consists of stock options, warrants, preferred stock and convertible debt as described in the table below.

	March
	2004	2003
Options outstanding	2,876,353	2,974,002
Warrants outstanding	525,000	525,000
Preferred stock	28,160,200	28,157,683
Convertible debt	4,060,288	3,128,911
Total	35,621,841	34,785,596

The table reflects the change in the number of potential shares of common stock available to the holders of the convertible debt resulting from the milestone payment from Alticor that was received on March 11, 2004 for both the 2004 and 2003 periods.  See note 6 entitled “Strategic Alliance with Alticor Inc.” for details of this transaction.

Note 6 – Strategic Alliance with Alticor Inc.

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

The alliance includes an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations.  The major elements of the alliance are:

•                  The purchase by Alticor of $9,000,000 of equity in the form of 5 million shares of Series A Preferred Stock for $1.80 per share.  These are convertible into approximately 28.2 million shares of common stock at a conversion price equal to $0.3196, representing 54.5% of the Company’s common stock if converted.  $7,000,000 of the total purchase price was received on March 5, 2003. The remaining $2,000,000 was subject to the achievement of a defined milestone.  This milestone was achieved in February of this year and the milestone payment was received on March 11, 2004.

•                  The right of the Series A holders to nominate and elect four directors to a five person board.

•                  A research and development agreement providing Interleukin with funding of $5,000,000, payable over the period between April 2003 and March 2005, to conduct certain research projects with a royalty on resulting products.

•                  Credit facilities in favor of Interleukin, as follows:

•                  $1,500,000 working capital credit line to initiate selected research agreements with third party entities approved by the board of directors of Interleukin;

•                  $2,000,000 refinancing of notes previously held by Alticor, extending the maturity date and reducing the interest rate; and

•                  $595,336 refinancing on July 1, 2003 of bridge financing notes previously held by third parties, extending the maturity date and reducing the interest rate.

As of March 31, 2004 there was $2,595,336 outstanding under the terms of these credit facilities.  The credit facilities will mature in December 2007, bear interest at 1% over the prime rate, are collateralized by a security interest in Interleukin’s intellectual property, (except intellectual property relating to periodontal disease and sepsis) and are convertible at the election of Alticor into shares of common stock at a conversion price equal to $0.6392 per share, subject to future adjustment.

On February 26, 2004, we signed an agreement with Alticor for a firm minimum order of DNA-based risk assessment tests to be delivered in the first year of product launch.  With the execution of this agreement, Interleukin has achieved the "Milestone" under the Stock Purchase Agreement, dated March 5, 2003, between Interleukin and Alticor.  The Milestone was met when we entered into a genetic testing agreement of such size that the projected internal rate of return with respect to the project is at least 20% with a payback period of three years or less.  Product launch is expected for the first half of 2005.

Note 7 – Capital Stock

Authorized Common and Preferred Stock

At March 31, 2004, we had authorized 6,000,000 shares of Series A Preferred stock of which 5,000,000 were issued and outstanding.  At March 31, 2004, we had authorized 75,000,000 shares of $0.001 par value common stock of which 23,481,033 shares were outstanding and approximately 28.2 million were reserved for the conversion of the Series A Preferred to common stock, approximately 4.1 million shares were reserved for the conversion of approximately $2.6 million of debt, 3.4 million shares were reserved for the exercise of authorized and outstanding stock options, 525,000 shares were reserved for the exercise of authorized and outstanding warrants to purchase common stock and approximately 465,000 shares were reserved for the exercise of rights held under the Employee Stock Purchase Plan.

Series A Preferred Stock

In a private placement on March 5, 2003, we entered into a Purchase Agreement with Alticor, pursuant to which Alticor purchased from us Series A Preferred Stock for $7,000,000 in cash on that date, and an additional $2,000,000 in cash that was paid, as a result of our achieving a certain milestone, on March 11, 2004. The offering was made to Alticor by way of a private placement exempt from registration under the Securities Act.

The Series A Preferred Stock issued in the private placement is convertible into 28,160,200 shares of Common Stock reflecting a conversion price of $.3196 per share after being adjusted for the milestone payment and is subject to weighted average antidilution adjustments.  Assuming the conversion of all shares of Series A Preferred Stock as of March 31, 2004, such shares represent 54.5% of the outstanding shares of our Common Stock.

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

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of our Common Stock determined by dividing the then-effective purchase price ($1.80 since the milestone payment was received, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion (currently $0.3196).  The liquidation preference at March 31, 2004 was $18,000,000.

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

Note 8 – Debt

On August 9, 2002 we received approximately $475,000 in net proceeds from the sale of term promissory notes with an original aggregate principal amount of $525,000. These notes paid interest at a rate of 15% and had an original maturity of August 9, 2003.  The purchasers of the promissory notes received warrants to purchase one share of our common stock at a purchase price of $2.50 for every dollar invested in the promissory notes. In total, warrants to purchase 525,000 shares of common stock were issued. These warrants expire ten years from the date of issuance.  These notes and $70,336 in accrued interest were repaid on July 1, 2003 using proceeds provided by Alticor under terms of a credit facility with Alticor.  All of these warrants are still outstanding.

On October 23, 2002, we entered into an interim financing agreement with Pyxis Innovations, Inc. that provided debt financing of $2.0 million. The financing was in the form of four $500,000 promissory notes, which were issued on October 23, 2002, November 15, 2002, December 16, 2002 and January 30, 2003.  These notes had an original maturity date of December 31, 2003 and accrued interest at a rate of 15%. The outstanding principal amount and all accrued interest were to be paid upon maturity.  These notes are secured by all of our intellectual property except intellectual property relating to periodontal disease and sepsis.  These notes were amended as part of the strategic alliance with Alticor Inc.  (see below).

On March 5, 2003 as part of our strategic alliance with Alticor Inc. we were granted credit facilities as follows:

•                  $1,500,000 working capital credit line to initiate selected research agreements with third party entities approved by the board of directors of Interleukin;

•                  $2,000,000 refinancing of notes previously held by Alticor, extending the maturity date and reducing the interest rate; and

•                  $595,336 refinancing on July 1, 2003 of bridge financing notes previously held by third parties, extending the maturity date and reducing the interest rate.

As of March 31, 2004 there was $2,595,336 outstanding under the terms of these credit facilities.  The credit facilities will mature in December 2007, bear interest at 1% over the prime rate (5% at March 31, 2004), are secured by a security interest in our intellectual property (except intellectual property related to periodontal disease and sepsis), and are convertible at the election of Alticor into shares of common stock at a conversion price equal to $0.6392 per share.

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

We have no assets outside of the United States.  For the three-month periods ended March 31, 2004 and 2003 all assets were located, and all revenue was primarily generated in the United States.

Note 10 - Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, which addresses the accounting for share-based awards to employees, including employee stock purchase plans (ESPPs). The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees.

The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead, that such transactions, be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year beginning after December 15, 2004.

The Company currently accounts for its stock-based compensation plans in accordance with APB Opinion No. 25. Therefore, the eventual adoption of this proposed statement, if issued in final form by the FASB, is likely to have a material effect on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q and the documents incorporated by reference within this document contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  Statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements.  Words or phrases such as “will likely result”, “expect”, “will continue”, “anticipate”, “estimate”, “intend”, “plan”, “project”, “outlook”, or similar expressions are intended to identify forward-looking statements.  Forward-looking statements address or may address the following subjects:

•                  The sufficiency of our current cash resources, additional anticipated financings and anticipated revenues to fund operations into mid 2005;

•                  Our expectation that we will receive at least an additional $2,500,000 in revenue over the twelve months period ending March 2005 from Alticor under the terms of Research Agreements;

•                  Any expectation we may have of raising additional capital through equity financings;

•                  Our expectation that we will receive royalty payments and/or genetic test processing revenue under the terms of a License Agreement and a Distribution Agreement with Alticor;

•                  Our expectation that we may sign additional Research Agreements with Alticor or other third parties;

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

•                  Our expectation that our total research and development costs, including clinical costs, but excluding contract research and development, will be between approximately $1.5 and $2.5 million for the year ended December 31, 2004;

•                  Our expectation that we might derive benefit from our patented intellectual property; and

•                  Our expectation that we will continue to experience losses until our genetic testing revenues grow substantially from current levels.

Actual results may vary materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include but are not limited to; risks related to market acceptance of genetic risk assessment tests in general and our products in particular, risks related to technology and product obsolescence, delays in development of products, dependence on third parties, our ability to fund operations through mid-2005, competitive risks and those risks set forth within the section titled “Factors That May Affect Our Future Performance” beginning on page 21 within this report.  We cannot be certain that our results will not be adversely affected by one or more of these factors or by other factors not currently anticipated.  All information set forth in this Form 10-Q is as of the date of this Form 10-Q.  Unless required by law we accept no responsibility to update this information.

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

Currently, we will generate cash flow by:  1) charging a fee for generating a personalized risk assessment 2) receiving a royalty from products sold as a result of the risk assessment report and 3) receiving a license fee and royalty from out-licensing our core technology.  Furthermore, we plan to collaborate with other companies in the research and development of products. In these collaborations, we expect to receive a certain amount of research funding from the partner covering labor, material, overhead and a small amount of profit.  Our first such contract is with Alticor for the development of personalized nutritional and skincare products.  We entered into this partnership on March 5, 2003 and it is currently our only revenue generating research collaboration.

On March 5, 2003, we announced that we entered into a broad strategic alliance with Alticor to develop and market personalized nutritional and skin care products.  The alliance will utilize our intellectual property and expertise in genomics to develop personalized consumer products.  Alticor has a long history of manufacturing and distributing high quality nutritional supplements and skin care products to a worldwide market.

We are devoting most of our resources to the support of the strategic collaboration with Alticor which includes the development of our own products to be sold in combination with Alticor’s products.  A portion of our resources is also devoted to the development of a new product for the periodontal market.  Our revenues have consisted primarily of research payments from Alticor and minimal royalties from PST®.  Additionally, we expect to continue incurring losses as we continue research and development efforts in the development of new tests and new products.

The alliance includes an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations.  The financial elements of this alliance are described in greater detail within the “Liquidity and Capital Resources” beginning on page 17.  During the three months ended March 31, 2004 we recognized $636,600 (99% of our total revenue) from research services provided to Alticor under the terms of this and other related agreements.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 TO THREE MONTHS ENDED MARCH 31, 2003

Revenue for the three months ended March 31, 2004 was $644,943 compared to $28,738 for the three months ended March 31, 2003, a 2144% increase. The increase was due to $637,000 in revenue from our research agreement with Alticor, partially offset by $17,000 in revenue from a single customer for genotyping services to that customer in the first quarter of 2003.  This revenue was non-recurring.  Cost of revenue was $485,130 for the three months ended March 31, 2004, compared to $16,882 for the same period in 2003. Gross profit margin was 25% in the three months ended March 31, 2004 compared to 41% for the same period in 2003.  The increase in costs of revenue, and decrease in margins in 2004 is a direct result of increased labor, material and overhead associated with the research services under the terms of our agreement with Alticor.

Alticor Project:  Pursuant to the terms of our Research Agreement with Alticor, we are collaborating in the development of personalized nutrigenomic products for sale in the United States and Canada.  Our primary responsibility will be to develop genetic tests and software to assess personalized risk and to develop and use screening technologies to validate the effectiveness of nutrigenomic consumables Alticor is developing.  Additionally, we will play a key role in enhancing and maintaining scientific credibility in academic and medical communities.  After our initial focus in developing products for sale in the United States and Canada, we expect that we will expand our focus to include developing nutrigenomic products for sale overseas and developing products in the United States and overseas in other areas of wellness and skin care.

For the three months ended March 31, 2004, we had research and development expenses of $381,260 as compared to $872,439 for the same quarter of 2003, a decrease of 56%.  The decrease in R&D expenses reflected a re-allocation of internal resources from internally funded projects to the research project funded by Alticor that is now reported as cost of revenue.  During 2004 we are planning several new and ongoing research and clinical projects both in-

house and through collaborative partners.  The most significant projects are the following:

General Research:  We are continuing the development of our basic understanding of genetic variations, specifically as it relates to inflammation.  We expect to identify and study new single nucleotide polymorphisms (SNPs) that cause functional changes on inflammatory responses to stimuli.  We anticipate expanding our SNP discovery work in order to begin development work on genetic tests and to assist in the development of products in the areas of weight management, maintenance of mental acuity, skincare, exercise performance and the prevention of complications among pre-diabetics.

Rheumatoid Arthritis:  In collaboration with United Health Group, we conducted a study to determine whether analysis of genotype will be useful to predict responses to anti-cytokine therapy for individuals with rheumatoid arthritis.  The anti-cytokine therapies currently on the market act very differently on human biology.  Three of the four anti-cytokine therapies used to treat rheumatoid arthritis are anti TNFα drugs; the other acts upon the IL-1 gene.  We believe that depending upon the specific genetics of individuals, we might be able to predict which class of drugs would be most effective. We have concluded the genotyping in this project and are currently analyzing the data.

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

We expect total research and development expenses, including clinical costs but excluding contract research and development costs, to be between approximately $1.5 and $2.5 million for the calendar year 2004. Actual costs may vary from this estimate as a result of our ability to raise additional new capital, changes in technology, the success of current and future research projects, the success or failure of our current or future strategic alliances and collaborations and the identification of new business opportunities.  We have not made an attempt to finalize an estimate of our research and development expenses beyond 2004 due to the factors listed above.

Selling, general and administrative expenses were $683,161 during the three months ended March 31, 2004 compared to $692,712 during the same quarter last year, a decrease of 1%.

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

Interest income for the three months ended March 31, 2004 was $9,551 compared to $5,762 for the same period in 2003.  This increase was due primarily to the higher average cash and cash equivalent balances in 2004 in comparison to the same period in 2003.  Interest expense of $33,688 was incurred during the quarter ended March 31, 2004, compared to $28,027 in the same period in 2003.  The increase is primarily due to interest expense related to the increased balance of our long-term debt with Alticor. We also had an expense of $90,051 in 2003 related to the amortization of the value of the warrants associated with these promissory notes.  This expense was amortized over the life of the notes, which were retired in July 2003.

Liquidity and Capital Resources

As of March 31, 2004, we had cash and cash equivalents of $6,494,815. Net cash used in operating activities during the three months ended March 31, 2004 was $705,780 as compared to $1,547,968 used during the same period in 2003.  Cash was used primarily to fund operations. The reduction in cash used in operations in the 2004 period was primarily due to the $625,000 of research funding by Alticor and lower legal fees.

Investing activities used cash of $48,383 during the three months ended March 31, 2004 and $15,193 during the same period in 2003. During the 2004 period cash was used to purchase fixed assets and to fund the development of intellectual property.  In 2003 cash was used to purchase fixed assets primarily for use in our new functional genomics research laboratory.  We anticipate that in 2004 our capital expenditures will be between $1.0 and $1.2 million.  This increase will be primarily the result of building a commercial clinical laboratory to process the samples from the product launches that we anticipate in 2005.

Financing activities provided cash of $2,489,525 during the three months ended March 31, 2004 and $7,343,541 during the three months ended March 31, 2003.  During 2004 we received $2,000,000 from an equity milestone payment from Alticor and approximately $495,000 from the exercise of employee stock options and stock purchases through the employee stock purchase plan.  During 2003 we received $6,850,225 in net proceeds from our stock purchase agreement with Alticor (see below) and $500,000 from the issuance of term promissory notes.  These notes are discussed below.

We currently do not have any commitments for any material capital expenditures other than that which has been mentioned above. Our obligations at March 31, 2004 for capital lease payments totaled $37,392, of which $11,598 is classified as long-term and $25,794 is classified as current. These capital lease obligations mature through March 2006 at various interest rates.

In a private placement on March 5, 2003, we entered into a Stock Purchase Agreement with Alticor pursuant to which Alticor purchased from us 5,000,000 shares of our Series A Preferred Stock for an aggregate of $7,000,000 in cash.  In March 2004, Alticor paid an additional $2,000,000 for no additional equity when we achieved the milestones set forth in the Stock Purchase Agreement.  The Milestone was met when we entered into a genetic testing agreement of such size that the projected internal rate of return with respect to the project is at least 20% with a payback period of three years or less.  The offering was made to Alticor by way of a private placement exempt from registration under the Securities Act.  As of March 31, 2004, the Series A Preferred Stock is convertible into an aggregate of 28,160,200 shares of our common stock (reflecting a conversion price of $0.3196 per share), subject to weighted average anti-dilution adjustments.  If all the shares of Series A Preferred Stock had been converted to common stock as of March 31, 2004, the shares issued would represent approximately 54.5% of our outstanding common stock.

Pursuant to the terms of the Stock Purchase Agreement, In March 2003 Alticor also refinanced $2,000,000 of debt we had incurred to Alticor from October 2002 through January 2003.  In June 2003, Alticor advanced an additional $595,336 that we used to repay bridge financing notes issued in August 2002.  All of our indebtedness to Alticor carries a variable interest rate equal to one percent above the “prime rate,” payable quarterly in cash, matures on December 31, 2007 and is convertible at the option of Alticor into shares of our common stock at a conversion price of two times the then applicable conversion price of the Series A Preferred Stock.  As of March 31, 2004, outstanding indebtedness to Alticor would be convertible into 4,060,288 shares of common stock.  Alticor also has agreed to provide a working capital credit line of up to $1,500,000 to initiate selected research agreements with third party entities approved by our board of directors.  No qualifying agreements have been approved to date and we have not accessed the credit line.

Concurrent with the closing of the Stock Purchase Agreement, we entered into a Research Agreement with Alticor, governing the terms of developing and validating nutrigenomic and dermagenomic tests and products.  It is expected that Alticor will provide us with a total of $5,000,000 beginning in April 2003 and continuing until March 2005, to conduct certain research projects.  To date, Alticor has paid $2,500,000 under this research agreement.  We will also receive a royalty payment based upon sales of the resulting products.  We also entered into a License Agreement with Alticor, granting an exclusive, world-wide license of all of our current and future intellectual property, limited to the field of nutrigenomics and dermagenomics in exchange for royalty payments based upon the sales of these products.

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

We anticipate that our existing cash and cash equivalents, together with anticipated revenue and interest income, will be sufficient to conduct operations as planned until mid-2005.  Our future cash requirements are anticipated to be substantial, and we do not have commitments for additional capital at this time. Our cash requirements are expected to arise from the commercial launch of our products, continued research and development efforts, the protection of the intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. There is no assurance that we will be able to raise additional capital on terms acceptable to us, if at all.  If additional amounts cannot be raised and we are unable to substantially reduce our expenses, or increase our revenues, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other alternatives up to and including protection under the United States Bankruptcy Laws.

Factors That May Affect Our Future Performance

We have a history of operating losses and expect these losses to continue in the future

We have experienced significant operating losses since our inception and expect these losses to continue for some time. We incurred losses from operations of  $5.1 million in 2002 and $3.9 million in 2003 and $930,000 through the first three months of 2004. As of March 31, 2004, our accumulated deficit was $45.9 million. Our losses result primarily from research and development, general and administrative expenses. We have not generated significant revenues from product sales, and we do not know if we will ever generate sufficient revenues from product sales to cover our operating expenses. We will need to generate significant revenues to continue our research and development programs and achieve profitability. We cannot predict when, if ever, we will achieve profitability.

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

The market for personalized healthcare is unproven

The competition in the field of Personalized Health is not well defined due to lack of an established market and customer base.  The concept is new and requires consumers to do things differently, hence may be considered a “disruptive technology”.  Adoption of such technology requires substantial market development and customer prospecting.  There are a few companies offering predisposition tests or health risk assessments and product recommendations based upon these assessments activities in these areas remain small and the overall market is unproven. While both Alticor and we have done some initial market research regarding the marketability of these products there can be no assurance that these products will be successful upon launch or that they can be sold at sufficient margins to make them profitable to our partners or us.  If customers do not accept our tests, or take a longer time to accept them than we anticipate, then it will reduce our sales, resulting in additional losses

We rely heavily on third parties to perform sales, marketing and distribution functions on our behalf, which could limit our efforts to successfully market products

We have limited experience and capabilities with respect to distributing, marketing and selling genetic susceptibility tests. We have relied and plan to continue to rely significantly on sales, marketing and distribution arrangements with third parties, over which we have limited influence. If these third parties do not successfully market our products, it will reduce our sales and increase our losses. If we are unable to negotiate acceptable marketing and distribution agreements with future third parties, or if in the future we elect to perform sales, marketing and distribution functions ourselves, we will incur significant costs and face a number of additional risks, including the need to recruit experienced marketing and sales personnel.  On March 5, 2003, we signed a strategic alliance with Alticor Inc.  As part of this alliance, Alticor will conduct sales, marketing and distribution functions on our behalf.  On February 26, 2004, we signed a purchase order agreement with Alticor for a firm minimum order of DNA-based risk assessment tests to be delivered during the first year of product launch.  This product launch is anticipated for the first half of 2005. While Alticor has far more experience and success in marketing, selling and distributing products than we do, we could become very dependent upon their success and their failure to successfully market our products could reduce our sales and increase our losses.

If we fail to obtain additional capital, or obtain it on unfavorable terms, then we may have to end our research and development programs and other operations

We anticipate that our current and anticipated financial resources are adequate to maintain our current and planned operations through mid-2005. If we are not generating sufficient cash or cannot raise additional capital prior to this date, we will be unable to fund our business operations and will be required to seek other strategic alternatives and may be required to declare bankruptcy.

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

As of March 31, 2004 a single stockholder owned, or had rights to own approximately 58.0% of our outstanding common stock.  Accordingly, this stockholder will be able to determine the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Certificate of Incorporation or By-Laws and the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets. This stockholder may make decisions that are adverse to other stockholders’ or warrantholders’ interests. This ownership concentration may also adversely affect the market price of our common stock.  Four of our five directors are individuals chosen by this single stockholder.  These directors might pursue policies in the interest of this single stockholder to the detriment of our other stockholders.

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

As a result of the losses incurred since inception, we have not recorded a federal income tax provision and have recorded a valuation allowance against all future tax benefits. As of December 31, 2003, we had net operating loss carryforwards of approximately $12.8 million for federal and state income tax purposes, expiring in varying amounts through the year 2023. We also had a research tax credit of approximately $620,000 at December 31, 2003 that expires in varying amounts through the year 2023. Our ability to use these net operating loss and credit carryforwards is subject to restrictions contained in the Internal Revenue Code which provide for limitations on our utilization of our net operating loss and credit carryforwards following a greater than 50% ownership change during the prescribed testing period. We have experienced two such ownership changes.  One change arose in March 2003 and the other was in June 1999. As a result, all of our net operating loss carryforwards will be limited in utilization.  The annual limitation may result in the expiration of the carryforwards prior to utilization. In addition, in order to realize the future tax benefits of our net operating loss and tax credit carryforwards, we must generate taxable income, of which there is no assurance.

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

SEC rules require us to present our audited financial statements in various SEC filings, along with Arthur Andersen’s consent to our inclusion of its audit report in those filings. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances. Notwithstanding the SEC’s regulatory relief, the inability of Arthur Andersen to provide its consent or to provide assurance services to us could negatively affect our ability to, among other things, access the public capital markets.  Any delay or inability to access the public markets as a result of this situation could have a material adverse impact on our business.  Also an investor’s ability to seek potential recoveries from Arthur Andersen related to any claims that an investor may assert as a result of the work performed by Arthur Andersen will be limited significantly in the absence of a consent and may be further limited by the diminished amount of assets of Arthur Andersen that are or may in the future by available for claims.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of March 31, 2004 the only financial instruments we carried were cash and cash equivalents.  We believe the market risk arising from holding these financial instruments is not material.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as if the end of the period covered by this Quarterly Report on Form 10-Q have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

c) Not applicable

d) Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On March 16, 2004 we filed a report on Form 8-K to announce the public dissemination of a press release reporting our receipt of an equity milestone payment from Pyxis Innovations, Inc.

On March 26, 2004 we filed a report on Form 8-K to announce the public dissemination of a press release reporting our results for the quarter and year ended December 31, 2003.

Exhibits:

Exhibit 31.1: Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 31.2: Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32:  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLEUKIN GENETICS, INC.

Date: May 13, 2004	By:	/s/ Philip R. Reilly
Philip R. Reilly
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Fenel M. Eloi
Fenel M. Eloi
Chief Financial Officer,
Secretary & Treasurer
(Principal Financial and
Accounting Officer)