Form 10-Q
period 2004-06-30
INTERLEUKIN GENETICS INC
filed 2004-08-10
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

Commission File Number 0-23413

INTERLEUKIN GENETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3123681
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

135 Beaver Street Waltham, Massachusetts	02452
(Address of principal executive offices)	(Zip Code)

(781) 398-0700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value,
23,512,904 shares outstanding as August 6, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLEUKIN GENETICS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,472,718	$4,759,453
Accounts receivable	42,634	123,436
Funded research and development costs	565,000	—
Prepaid expenses and other current assets	192,783	114,519
Total current assets	6,273,135	4,997,408
Fixed assets, net	323,051	271,669
Other long-term assets	266,741	189,365
Total assets	$6,862,927	$5,458,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149,002	$69,807
Accrued expenses	584,266	538,191
Deferred revenue	645,760	653,760
Commitments for funded research and development projects	565,000	—
Current portion of capital lease obligations	22,149	26,346
Total current liabilities	1,966,177	1,288,104
Long-term notes	2,595,336	2,595,336
Capital lease obligations, net of current portion	8,776	17,290
Total liabilities	4,570,289	3,900,730
Stockholders’ equity:
Preferred stock; Series A $0.001 par value – 6,000,000 shares authorized; 5,000,000 shares issued and outstanding at June 30, 2004 and December 31, 2003; aggregate liquidation preference of $18,000,000 at June 30, 2004	5,000	5,000
Common stock; $0.001 par value, 75,000,000 shares authorized; 23,512,904 and 23,262,588 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	23,513	23,263
Additional paid-in capital	49,105,644	46,521,470
Accumulated deficit	(46,841,519)	(44,992,021)
Total stockholders’ equity	2,292,638	1,557,712
Total liabilities and stockholders’ equity	$6,862,927	$5,458,442

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$663,977	$632,909	$1,308,920	$661,647

Cost of revenue	461,515	382,455	946,645	399,337
Gross profit	202,462	250,454	362,275	262,310

Operating expenses:
Research and development	354,500	475,875	735,760	1,348,314
Selling, general and administrative	748,756	603,441	1,432,134	1,296,153
Total operating expenses	1,103,256	1,079,316	2,167,894	2,644,467
Loss from operations	(900,794)	(828,862)	(1,805,619)	(2,382,157)

Other income (expense):
Interest income	13,649	17,250	23,200	23,013
Interest expense	(33,391)	(46,473)	(67,079)	(74,500)
Amortization of note discount	—	(90,051)	—	(180,101)
Total other income (expense)	(19,742)	(119,274)	(43,879)	(231,588)
Net loss	$(920,536)	$(948,136)	$(1,849,498)	$(2,613,745)

Net loss per weighted average share, basic and diluted	$(0.04)	$(0.04)	$(0.08)	$(0.11)

Weighted average number of common shares, basic and diluted	23,501,709	23,161,926	23,412,390	23,140,230

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(1,849,498)	$(2,613,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,197	229,425
Change in value of stock options issued as compensation for services rendered	—	111,997
Changes in operating assets and liabilities:
Accounts receivable	80,802	143
Prepaid expenses and other current assets	(78,264)	20,919
Accounts payable	79,195	(92,273)
Accrued expenses	46,075	110,987
Deferred revenue	(8,000)	(7,999)
Net cash used in operating activities	(1,672,493)	(2,240,546)
Cash flows from investing activities:
Purchases of fixed assets	(99,304)	(16,130)
Increase in other assets	(86,651)	(26,180)
Net cash used in investing activities	(185,955)	(42,310)
Cash flows from financing activities:
Net proceeds from sale of Series A preferred stock	—	6,850,225
Proceeds from issuance of bridge loan	—	1,095,336
Proceeds from equity milestone payment	2,000,000	—
Net proceeds from exercise of options to purchase common stock	584,424	100,514
Payments of capitalized lease obligations	(12,711)	(19,787)
Net cash provided by financing activities	2,571,713	8,026,288
Net increase in cash and cash equivalents	713,265	5,743,432
Cash and cash equivalents at beginning of period	4,759,453	733,848
Cash and cash equivalents at end of period, including restricted cash and cash equivalents	$5,472,718	$6,477,280
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Acquisition of fixed assets under capital leases	$—	$32,395
Interest and Income Taxes Paid:
Interest	$67,079	$28,637
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003
(Unaudited)

Note 1.          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Interleukin Genetics, Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company” or “Interleukin”) as of June 30, 2004 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note 2.          Realization of Assets and Liquidity

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since inception.  In addition, the Company has used, rather than provided, cash in its operations.

At June 30, 2004, the Company had an accumulated deficit of approximately $46.8 million including a net loss of approximately $1.8 million for the six months ended June 30, 2004. For the six months ended June 30, 2004, the Company has used cash, rather than provided, cash in its operations of approximately $1.7 million.

The Company believes that its cash position at June 30, 2004, along with its anticipated revenue, and, if required, additional borrowings would be sufficient to fund operations, as planned through mid-2005.

The Company’s future financial needs depend on many factors. The Company will need funds for the commercial launch of additional genetic tests, continued research and development efforts, obtaining and protecting patents and administrative expenses. Additional financing in amounts necessary to fund the Company’s needs may not be available when needed, or, if available, may not be available on favorable terms. If the Company cannot obtain additional capital on acceptable terms when needed, the Company may have to discontinue operations, or, at a minimum, curtail one or more of its research and development programs.

On March 5, 2003, the Company announced that it had entered into a broad strategic alliance with several affiliates of the Alticor, Inc. family of companies to develop and market personalized nutritional and skin care products.  For the purpose of clarity, in this document we will refer to Alticor and all of its wholly-owned subsidiaries, including Access Business Group, Pyxis Innovations and Quixtar as “Alticor”.

On June 17, 2004, the Company entered into a research agreement, valued at $1.9 million, with Access Business Group, LLC (“ABG”), a subsidiary of Alticor, to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight.  With the execution of this agreement, the Company is eligible to receive up to $1.1 million in research funding over a period of six months beginning on July 1, 2004 during the first phase of the agreement.  If ABG determines, in its sole discretion, that it has a reasonable likelihood of commercializing weight management nutritional products, the Company will be eligible to receive an additional $820,000 in funding over a six-month period beginning on January 1, 2005 during the second phase of the agreement.

Note 3.          Significant Accounting Policies

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

Revenue Recognition

Contract revenue is recognized ratably as services are provided based on a fixed contract price or on negotiated hourly rates. Provisions for anticipated losses on fixed-price contracts are made in the period such losses are identified.  Revenue from genetic susceptibility tests is recognized when the tests have been completed and the results reported to the doctors or patients who ordered the tests.  To the extent test kits have been purchased and paid for but not yet submitted for test results, we defer recognition of all related revenue. These amounts are presented as deferred revenue in the accompanying consolidated balance sheets.

The Company has entered into agreements with outside parties for the distribution of genetic susceptibility tests, both domestically and internationally for which it receives royalty payments.  Royalties are recognized when earned under the Company’s royalty agreements when amounts are fixed or determinable and payment is reasonably assured.  Revenue from milestone or other contingent payments is recognized when earned in accordance with the terms of the related agreement.

Stock-based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees.  Under APB No. 25, no stock-based compensation is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002.

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	Net Loss	Loss per Share	Net Loss	Loss per Share	Net Loss	Loss per Share	Net Loss	Loss per Share

As Reported	$(920,536)	$(0.04)	$(948,136)	$(0.04)	$(1,849,498)	$(0.08)	$(2,613,745)	$(0.11)
Stock-based employee compensation expense	(181,406)	(0.01)	(125,046)	(0.01)	(371,459)	(0.01)	(395,920)	(0.02)
Pro Forma	$(1,101,942)	$(0.05)	$(1,073,182)	$(0.05)	$(2,220,957)	$(0.09)	$(3,009,665)	$(0.13)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

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

Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed Statement, Share-Based Payment, which addresses the accounting for share-based awards to employees, including employee stock purchase plans. The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees.

The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB No. 25, Accounting for Stock Issued to Employees, and generally would require instead, that such transactions, be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year beginning after December 15, 2004.

The Company currently accounts for its stock-based compensation plans in accordance with APB No. 25. Therefore, the eventual adoption of this proposed statement, if issued in final form by the FASB, is likely to have a material effect on the Company’s consolidated financial statements.

Note 4.  Strategic Research Arrangements

In July 1999, the Company entered into an agreement (the “Master Agreement”) with Sheffield University (“Sheffield”), whereby it will undertake the development and commercialization of certain discoveries resulting from Sheffield’s research. For certain of the discoveries, the parties reached a specific non-cancelable agreement of development and commercialization.  However, for new discoveries on which the parties did not reach specific agreement, the agreement could be terminated with or without cause by either party upon six months’ notice.

The Master Agreement was a five-year agreement with an automatic yearly renewal. In 1999, in accordance with this agreement, the Company issued 275,000 shares of common stock to Sheffield for transferring all rights and title of certain patents. The value of the common stock of $653,125 was charged to research and development expenses in the third quarter of 1999. Additionally, each year beginning July 1, 2000, Sheffield received 25,000 fully vested options to purchase common stock at the then current market price, plus 10,000 fully vested options to purchase common stock for each new patent application filed in the previous 12 months. During the years ended December 31, 2003 and December 31, 2002, 45,000 and 35,000 fully vested options, respectively, to purchase common stock were granted under this agreement. These options have a five-year exercise period. In 1999, the Company signed another research agreement with Sheffield (the “Research Agreement”) that automatically renews in one-year increments. The Research Agreement requires us to pay the cost of agreed upon research projects conducted at Sheffield.  For the three and six months ended June 30, 2004 the Company expensed approximately $40,000 and $104,000, respectively, for research conducted at Sheffield.  This includes funding to Sheffield and to collaborators at Sheffield.  Both, the Master Agreement and the Research Agreement, expired in June 2004.  The Company elected to discontinue the Master Agreement because its discovery research is being performed at its functional genomics laboratory in Waltham, Massachusetts but extended the Research Agreement through June 2005 to continue ongoing and planned research projects at Sheffield.  The Research Agreement with Sheffield can be canceled if a certain key collaborator leaves Sheffield.

In September 1999, a five-year consulting agreement was entered into with a key collaborator from Sheffield. In accordance with the consulting agreement, the key collaborator received 200,000 shares of common stock for relinquishing interests in previous research agreements. The value of the common stock of $475,000 was charged to research and development expense in the third quarter of 1999. The key collaborator will also receive 1% of the first $4 million of net sales under the PST® Technology and 2% for sales above $4 million. Since 2002, this collaborator received no significant royalty payments for sales of PST®. On July 1, 2002 and 2003, in consideration for future services, the key collaborator received 25,000 fully vested options to purchase common stock at the then current market price. These options have a five-year exercise period from the date of grant.  This agreement expired in June 2004. However, the Company intends to continue its relationship with this collaborator.

Note 5.  Strategic Alliance with Alticor Inc.

On March 5, 2003, the Company announced that it entered into a broad strategic alliance with several affiliates of the Alticor family of companies to develop and market novel nutritional and skin care products.  The alliance utilizes the Company’s intellectual property and expertise in genomics to develop personalized consumer products.  Alticor has a long history of manufacturing and distributing high quality nutritional supplements and skin care products to a worldwide market.

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

•                  The right of the Series A Preferred stockholders to nominate and elect four directors to a five person board.

•                  A research and development agreement providing the Company with funding of $5,000,000, payable over the period between April 2003 and March 2005, to conduct certain research projects with a royalty on resulting products.

•                  Credit facilities in favor of the Company, as follows:

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

As of June 30, 2004, there was $2,595,336 outstanding under the terms of these credit facilities.  The credit facilities will mature in December 2007, bear interest at 1% over the prime rate (5% at June 30, 2004), are secured by a security interest in Interleukin’s intellectual property, (except intellectual property relating to periodontal disease and sepsis) and are convertible at the election of Alticor into shares of common stock at a conversion price equal to $0.6392 per share, subject to future adjustment.

On February 26, 2004, the Company signed an agreement with Alticor for a firm minimum order of DNA-based risk assessment tests to be delivered in the first year of product launch.  A soft launch is expected for the first half of 2005 with a full product launch in the following quarter.

On June 17, 2004, the Company entered into a research agreement, valued at $1.9 milion, with Access Business Group LLC (“ABG”), a subsidiary of Alticor, to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight.  With the execution of this agreement, the Company is eligible to receive up to $1.1 million in research funding over a period of six months beginning on July 1, 2004 during the first phase of the agreement. If ABG determines, in its sole discretion, that it has a reasonable likelihood of commercializing weight management nutritional products, the Company will be eligible to receive an additional $820,000 in funding over a six-month period beginning on January 1, 2005 during the second phase of the agreement.

Note 6.  Capital Stock

Authorized Common and Preferred Stock

At June 30, 2004, the Company had authorized 6,000,000 shares of Series A Preferred stock of which 5,000,000 shares were issued and outstanding.  At June 30, 2004, the Company had authorized 75,000,000 shares of $0.001 par value common stock of which 61,960,825 shares were outstanding or reserved for issuance.  Of those, 23,512,904 shares were outstanding and 28,160,200 were reserved for the conversion of the Series A Preferred to common stock, 4,060,288 shares were reserved for the conversion of approximately $2.6 million of debt, 5,232,062 shares were reserved for the exercise of authorized and outstanding stock options, 525,000 shares were reserved for the exercise of authorized and outstanding warrants to purchase common stock and 470,371 shares were reserved for the exercise of rights held under the Employee Stock Purchase Plan.

Series A Preferred Stock

In a private placement on March 5, 2003, the Company entered into a Purchase Agreement with Alticor, pursuant to which Alticor purchased Series A Preferred Stock for $7,000,000 in cash on that date, and an additional $2,000,000 in cash that was paid, as a result of the Company achieving a certain milestone, on March 11, 2004. The offering was made to Alticor by way of a private placement exempt from registration under the Securities Act.

The Series A Preferred Stock issued in the private placement is convertible into 28,160,200 shares of common ctock reflecting a conversion price of $0.3196 per share after being adjusted for the milestone payment and is subject to weighted average antidilution adjustments.  Assuming the conversion of all shares of Series A Preferred Stock as of June 30, 2004, such shares represent 54.5% of the outstanding shares of the Company’s common stock.

The Series A Preferred Stock accrues dividends at the rate of 8% of the original purchase price per year payable only as and if declared by the Board of Directors and are non-cumulative.  To date, no dividends have been declared on these shares.  If the Company declares a distribution, with certain exceptions, payable in securities of other persons, evidences of indebtedness issued by the Company or other persons, assets (excluding cash dividends) or options or rights to purchase any such securities or evidences of indebtedness, then, in each such case the holders of Series A Preferred Stock shall be entitled to a proportionate share of any such distribution as though the holders of Series A Preferred Stock were the holders of the number of shares of its common stock into which their respective shares of Series A Preferred Stock are convertible as of the record date fixed for the determination of the holders of its common stock entitled to receive such distribution.

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of its assets or surplus funds to the holders of its common stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them.  After receiving this amount, the holders of Series A Preferred Stock shall participate on an as-converted basis with the holders of common stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price (currently $1.80 since the milestone payment was received, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion (currently $0.3196).  The liquidation preference at June 30, 2004 was $18,000,000.

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

Note 7.  Debt

On March 5, 2003 as part of the Company’s strategic alliance with Alticor the Company was granted credit facilities as follows:

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

As of June 30, 2004, there was $2,595,336 outstanding under the terms of these credit facilities.  The credit facilities will mature in December 2007, bear interest at 1% over the prime rate (5% at June 30, 2004), are secured by a security interest in the Company’s intellectual property (except intellectual property related to periodontal disease and sepsis), and are convertible at the election of Alticor into shares of common stock at a conversion price equal to $0.6392 per share.

Note 8.          Loss per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss	$(920,536)	$(948,136)	$(1,849,498)	$(2,613,745)

Basic and diluted:
Common shares outstanding, beginning of period	23,481,033	23,122,191	23,262,588	23,118,249
Weighted average common shares issued during the period	20,676	39,735	149,802	21,981
Weighted average shares outstanding-basic and diluted	23,501,709	23,161,926	23,412,390	23,140,230

Net loss per weighted average share, basic and diluted	$(0.04)	$(0.04)	$(0.08)	$(0.11)

SFAS No. 128, Earnings per Share, outlines methods for computing and presenting earnings per share. SFAS No. 128 requires a calculation of basic and diluted earnings per share for all periods presented.  The Company reported losses for the three and six months ended June 30, 2004 and 2003 and accordingly any potential common stock equivalents are anti-dilutive due to the loss in each period.  Potential common stock excluded from the calculation of diluted net loss per share consists of stock options, warrants, preferred stock and convertible debt as described in the table below.

	June 30,
	2004	2003
Options outstanding	2,908,083	2,974,002
Warrants outstanding	525,000	525,000
Preferred stock	28,160,200	28,157,683
Convertible debt	4,060,288	3,128,911
Total	35,653,571	34,785,596

Note 9.          Segment Disclosures

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements, requiring that public business enterprises report financial and descriptive information about reportable segments based on a management approach. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. In applying the requirements of this statement, the Company continues to have one reportable segment, which is the development of genetic susceptibility tests and therapeutic targets for common diseases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q and the documents incorporated by reference within this document contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  Statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements.  Words or phrases such as “will likely result”, “expect”, “will continue”, “anticipate”, “estimate”, “intend”, “plan”, “project”, “outlook”, or similar expressions are intended to identify forward-looking statements.  Forward-looking statements address or may address the following subjects:

•                  The sufficiency of our current cash resources, additional anticipated financings and anticipated revenues to fund operations through mid-2005;

•                  Our expectation that we will receive at least an additional $1,875,000 in revenue over the nine-month period ending March 2005 from Alticor under the terms of the Strategic Alliance Research Agreement;

•                  Our expectation that we will receive at least an additional $1,900,000 in revenue over the twelve month period ending June 2005 from Alticor under the terms of the Weight Management Research Agreement;

•                  Any expectation we may have of raising additional capital through equity financings;

•                  Our expectation that we will receive royalty payments and/or genetic test processing revenue under the terms of a License Agreement and a Distribution Agreement with Alticor;

•                  Our expectation that we will receive royalty payments and/or genetic test processing revenue from customers other than Alticor;

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

•                  Our expectation that our capital expenditures will be between $1.5 million and $2.0 million for the year ended December 31, 2004;

•                  Our expectation that we might derive benefit from our patented intellectual property; and

•                  Our expectation that we will continue to experience losses until our genetic testing revenues grow substantially from current levels.

Actual results may vary materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include but are not limited to; risks related to market acceptance of genetic risk assessment tests in general and our products in particular, risks related to technology and product obsolescence, delays in development of products, dependence on third parties, our ability to fund operations through mid-2005, competitive risks and those risks set forth within the section titled “Factors That May Affect Our Future Performance” beginning on page 17 within this report.  We cannot be certain that our results will not be adversely affected by one or more of these factors or by other factors not currently anticipated.  All information set forth in this Form 10-Q is as of the date of this Form 10-Q.  Unless required by law we accept no responsibility to update this information.

Overview

We are in the business of personalized health.  In essence, personalized health is a new and growing field that includes the development and marketing of: 1) genetic risk assessment products, 2) pharmacogenetic tests, 3) personalized nutrition supplements and skincare products, and 4) personalized therapeutics.  We will use our intellectual property and expertise to develop products or acquire additional intellectual property that can be leveraged, through collaboration with partners, to address market needs with any or all of these product categories listed above.

Our current commercial strategy is to partner with companies that have sales and marketing capabilities and products or services that complement our own products.  We currently have no plans to develop our own sales force; we plan to rely on our strategic partners to promote and distribute our products.  The essence of these strategic partnerships is that the selling partner will benefit because its product or service sales will be spurred by our products.  The first of these strategic partnerships is the partnership we have with Alticor .

Currently, we will generate cash flow by:  1) charging a fee for generating a personalized risk assessment 2) receiving a royalty from products sold as a result of the risk assessment report and 3) receiving a license fee and royalty from licensing our core technology out to others.  Furthermore, we plan to collaborate with other companies in the research and development of products. In these collaborations, we expect to receive a certain amount of research funding from the partner covering labor, material, overhead and a small amount of profit.

On March 5, 2003, we announced that we entered into a broad strategic alliance with Alticor to develop and market personalized nutritional and skin care products (“Strategic Alliance Research Agreement”).  The alliance will utilize our intellectual property and expertise in genomics to develop personalized consumer products.  Alticor has a long history of manufacturing and distributing high quality nutritional supplements and skin care products to a worldwide market.

On June 17, 2004, we entered into a research agreement, valued at $1.9 million, with Access Business Group, LLC (“ABG”), a subsidiary of Alticor, to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight (“Weight Management Research Agreement”).  With the execution of this agreement we are eligible to receive up to $1.1 million in research funding over a period of six months beginning on July 1, 2004 during the first phase of the agreement.          If ABG determines, in its sole discretion, that it has a reasonable likelihood of commercializing weight management nutritional products, we will be eligible to receive an additional $820,000 in funding over a six-month period beginning on January 1, 2005 during the second phase of the agreement.

We are devoting most of our resources to the support of the Strategic Alliance with Alticor which includes the development of our own products to be sold in combination with Alticor’s products.  A portion of our resources is also devoted to the development of a new product for the periodontal market.  Our revenues have consisted primarily of research payments from Alticor and minimal royalties from PST.  Additionally, we expect to continue incurring losses as we continue research and development efforts in the development of new tests and new products.

The Strategic Alliance with Alticor includes an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations.  The financial elements of the alliance are described in greater detail within the “Liquidity and Capital Resources” beginning on page 15.  During the three and six months ended June 30, 2004 we recognized $654,000 (98.5% of our total revenue) and $1,291,000 (98.6% of our total revenue), respectively, from research services provided to Alticor under the terms of this and other related agreements.

PST® is a genetic test predictive of risk for periodontal disease and is currently marketed in the United States and Europe.  We use third parties to market and distribute PST® and we earn royalties based upon their sales. In December 2000, we entered into an exclusive seven-year license agreement with Hain Diagnostika/ADS GmbH (“Hain”) for the marketing, distribution and processing of PST® in all countries outside of North America and Japan. In May 2003, we amended the agreement with Hain to a non-exclusive license limited to the European Territory.  Since December 2001, Kimball Genetics has been our sole marketing partner within the United States.  We are currently assessing the commercial viability of this product.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

Contract revenues are recognized ratably as services are provided based on a fixed contract price or on negotiated hourly rates. Provisions for anticipated losses on fixed-price contracts are made in the period such losses are identified.  Revenue from genetic susceptibility tests is recognized when the tests have been completed and the results reported to the doctors or patients who ordered the test.  To the extent test kits have been purchased and paid for but not yet submitted for test results, we defer recognition of all related revenue. These amounts are presented as deferred revenue in the accompanying consolidated balance sheets.

The Company has entered into agreements with outside parties for the distribution of genetic susceptibility tests, both domestically and internationally for which it receives royalty payments.  Royalties are recognized when earned under the Company’s royalty agreements when amounts are fixed or determinable and payment is reasonably assured.  Revenue from milestone or other contingent payments is recognized when earned in accordance with the terms of the related agreement

Income Taxes

The preparation of our consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States, which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $14.7 million as of June 30, 2004, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Stock-based Compensation

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees.  Under APB No. 25, no stock-based compensation is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time.  The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002.

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	Net Loss	Loss per Share	Net Loss	Loss per Share	Net Loss	Loss per Share	Net Loss	Loss per Share

As Reported	$(920,536)	$(0.04)	$(948,136)	$(0.04)	$(1,849,498)	$(0.08)	$(2,613,745)	$(0.11)
Stock-based employee compensation expense	(181,406)	(0.01)	(125,046)	(0.01)	(371,459)	(0.01)	(395,920)	(0.02)
Pro Forma	$(1,101,942)	$(0.05)	$(1,073,182)	$(0.05)	$(2,220,957)	$(0.09)	$(3,009,665)	$(0.13)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

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

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenue for the three months ended June 30, 2004 was $664,000 compared to $633,000 for the three months ended June 30, 2003, a 5% increase. Both periods include $625,000 in revenue from our Strategic Alliciance Agreement with Alticor.  Cost of revenue was $462,000 for the three months ended June 30, 2004, compared to $382,000 for the same period in 2003. Gross profit margin was 30% for the three months ended June 30, 2004 compared to 40% for the same period in 2003.  The increase in costs of revenue, and decrease in margins in 2004 is a direct result of increased labor, material and overhead associated with the research services under the terms of our agreement with Alticor.

Strategic Alliance:  Pursuant to the terms of our Strategic Alliance Research Agreement with Alticor, we are collaborating in the development of personalized nutrigenomic products for sale in the United States and Canada.  Our primary responsibility is to develop genetic tests to assess personalized risk and to develop and use screening technologies to validate the effectiveness of nutrigenomic consumables Alticor is developing.  Additionally, we play a key role in enhancing and maintaining scientific credibility in academic and medical communities.  After our initial focus in developing products for sale in the United States and Canada, we expect that we will expand our focus to include developing nutrigenomic products for sale overseas and developing other products in the United States and overseas in other areas of wellness and skin care.

For the three months ended June 30, 2004, we had internally-funded research and development expenses of $355,000 as compared to $476,000 for the same quarter of 2003, a decrease of 26%.  The decrease in R&D expenses reflected a re-allocation of internal resources from internally funded projects to the research project funded by Alticor that is now reported as cost of revenue.  During 2004, we are planning several new and ongoing research and clinical projects both in-house and through collaborative partners.  The most significant projects are the following:

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

In collaboration with the University of Sheffield School of Health and Related Research (ScHARR), we conducted a study to determine if it is cost effective to analyze patients’ genotypes prior to the use of a specific biologic in the treatment of Rheumatoid

Arthritis.  The results of the economic modeling indicated that use of a pharmacogenetic test prior to prescribing that specfic biologic could potentially be cost-effective by producing higher response rates.

Therapeutic Product:  We continue to assess opportunities to develop off-patent drugs or drugs that have been shown to be safe but do not have FDA approval for anti-inflammatory indications in individuals with a specific genotype.  Our plan is to attempt to validate these drugs for pharmacogenomic applications.  We hope to use our knowledge of genetic variations in the area of inflammation to find new applications for some of these drugs.  We commenced animal/pre-clinical studies in June 2004.

We expect total research and development expenses, including clinical costs but excluding contract research and development costs, to be between approximately $3.5 and $4.5 million for the calendar year 2004. Actual costs may vary from this estimate as a result of our ability to raise additional new capital, changes in technology, the success of current and future research projects, the success or failure of our current or future strategic alliances and collaborations and the identification of new business opportunities.  We have not made an attempt to finalize an estimate of our research and development expenses beyond 2004 due to the factors listed above.

Selling, general and administrative expenses were $749,000 during the three months ended June 2004 compared to $603,000 during the same quarter last year, an increase of 24%.  This increase is primarily the result of adding the appropriate infrastructure in our efforts to develop other markets for our products and building our CLIA laboratory.  We believe that building our own laboratory will be the best way to both offer flexibility in the services and products we are able to provide to our customers and control costs.

Interest income for the three months ended June 30, 2004 was $14,000 compared to $17,000 for the same period in 2003.  This decrease was due primarily to the lower average cash and cash equivalent balances in 2004 in comparison to the same period in 2003.  Interest expense of $33,000 was incurred during the quarter ended June 30, 2004, compared to $46,000 in the same period in 2003.  The decrease is primarily due to the lower interest rate of the refinancing transaction with Alticor completed in July 2003.  We also had an expense of $90,000 for the three months ended June 30, 2003 related to the amortization of the value of the warrants issued in connection with promissory notes, which were retired in July 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenue for the six months ended June 30, 2004 was $1.3 million compared to $662,000 for the six months ended June 30, 2003, a 98% increase. The increase was primarily the result of $1.3 million of revenue in 2004 from our Strategic Alliance Research Agreement with Alticor as compared to $625,000 in 2003.  Cost of revenue was $947,000 for the six months ended June 30, 2004, compared to $399,000 for the same period in 2003. Gross profit margin was 28% for the six months ended June 30, 2004 compared to 40% for the same period in 2003.  The increase in costs of revenue, and decrease in margins in 2004 is a direct result of increased labor, material and overhead associated with the research services under the terms of our agreement with Alticor.

For the six months ended June 30, 2004, we had research and development expenses of $736,000 as compared to $1.3 million for the same period in 2003, a decrease of 45%.  The decrease in R&D expenses reflected a re-allocation of internal resources from internally funded projects to the research project funded by Alticor that is now reported as cost of revenue.

Selling, general and administrative expenses were $1.4 million for the six months ended June 2004 compared to $1.3 million for the same period last year, an increase of 10%.  This increase is primarily the result of adding the appropriate infrastructure in our efforts to develop other markets for our products and building our CLIA laboratory.

Interest income remained flat at $23,000 for the six months ended June 30, 2004 compared to the same period in 2003.  Interest expense was $67,000 for the six months ended June 30, 2004, compared to $75,000 for the same period in 2003.  The decrease is primarily due to the lower interest rate of the refinancing transaction with Alticor completed in July 2003.  We also had an expense of $180,000 for the six months ended June 30, 2003 related to the amortization of the value of the warrants issued in connection with promissory notes, which were retired in July 2003.

Liquidity and Capital Resources

As of June 30, 2004, we had cash and cash equivalents of $5.5 million. Net cash used in operating activities during the six months ended June 30, 2004 was $1.7 million as compared to $2.2 million used during the same period in 2003.  Cash was used primarily to fund operations. The reduction in cash used in operations in the 2004 period was primarily due to the increase of $618,000 of revenue.

Investing activities used cash of $186,000 during the six months ended June 30, 2004 compared to $42,000 during the same period in 2003. During 2004, we used cash to purchase fixed assets and to fund the development of intellectual property.  In 2003, cash was used to purchase fixed assets primarily for use in our new functional genomics research laboratory.  We anticipate that in 2004 our capital expenditures will be between $1.5 million and $2.0 million.  This increase will be primarily the result of building a commercial clinical laboratory to process the samples from the product launches that we anticipate in 2005.

Financing activities provided cash of $2.6 million during the six months ended June 30, 2004 and $8.0 million during the six months ended June 30, 2003.  During 2004, we received $2.0 million from an equity milestone payment from Alticor and approximately $584,000 from the exercise of employee stock options and stock purchases through the employee stock purchase plan.  During 2003, we received $6.9 million in net proceeds from our Stock Purchase Agreement with Alticor (see below) and $500,000 from the issuance of term promissory notes.  These notes are discussed below.

In a private placement on March 5, 2003, we entered into a Stock Purchase Agreement with Alticor pursuant to which Alticor purchased 5,000,000 shares of our Series A Preferred Stock for an aggregate of $7.0 million in cash.  In March 2004, Alticor paid us an additional $2.0 million without issuing additional shares of Series A Prefeered Stock because we achieved the milestones set forth in the Stock Purchase Agreement.  The offering was made to Alticor by way of a private placement exempt from registration under the Securities Act.  As of June 30, 2004, the Series A Preferred Stock is convertible into an aggregate of 28,160,200 shares of our common stock (reflecting a conversion price of $0.3196 per share), subject to weighted average anti-dilution adjustments.  If all the shares of Series A Preferred Stock had been converted to common stock as of June 30, 2004, the shares issued would represent approximately 54.5% of our outstanding common stock.

Pursuant to the terms of the Stock Purchase Agreement, in March 2003, Alticor also refinanced $2.0 million of debt we had incurred to Alticor from October 2002 through January 2003.  In June 2003, Alticor advanced an additional $595,000 that we used to repay bridge financing notes issued in August 2002.  All of our indebtedness to Alticor carries a variable interest rate equal to 1% above the “prime rate,” payable quarterly in cash, matures on December 31, 2007 and is convertible at the option of Alticor into shares of our common stock at a conversion price of two times the then applicable conversion price of the Series A Preferred Stock.  As of June 30, 2004, outstanding indebtedness to Alticor would be convertible into 4,060,288 shares of our common stock.  Alticor also has agreed to provide a working capital credit line of up to $1.5 million to initiate selected research agreements with third party entities approved by our board of directors.  We have not accessed the credit line as of this date.

Concurrent with the closing of the Stock Purchase Agreement, we entered into a Strategic Alliance Research Agreement with Alticor, governing the terms of developing and validating nutrigenomic and dermagenomic tests and products.  Alticor agreed to provide us with a total of $5.0 million beginning in April 2003 and continuing until March 2005, to conduct certain research projects.  Through June 30, 2004, Alticor had paid us approximately $3.8 million under this research agreement.  We will also receive a royalty payment based upon sales of the resulting products.  We also entered into a License Agreement with Alticor, granting an exclusive, world-wide license of all of our current and future intellectual property, limited to the field of nutrigenomics and dermagenomics in exchange for royalty payments based upon the sales of these products.

In June 2004, we entered into a research agreement with Access Business Group, LLC (“ABG”), a subsidiary of Alticor, to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight.  With the execution of this agreement we are eligible to receive up to $1.1 million in research funding over a period of six months beginning on July 1, 2004 during the first phase of the agreement.  If ABG determines, in its sole discretion, that it has a reasonable likelihood of commercializing weight management nutritional products, we will be eligible to receive an additional $820,000 in funding over a six-month period beginning on January 1, 2005 during the second phase of the agreement.  As of June 30, 2004, we had not yet received any funding under this agreement. We will also receive a royalty payment based upon sales of the resulting products.

We anticipate that our existing cash and cash equivalents, together with anticipated revenue and interest income, will be sufficient to conduct operations as planned through mid-2005.  Our future cash requirements are anticipated to be substantial. Our cash requirements are expected to arise from the commercial launch of our products, continued research and development efforts, the protection of the intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. There is no assurance that we will be able to raise additional capital on terms acceptable to us, if at all.  If additional amounts cannot be raised and we are unable to substantially reduce our expenses, or increase our revenues, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other alternatives.

Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$2,595,336	$—	$—	$2,595,336	$—
Capital Lease Obligations	33,083	24,033	9,050	—	—
Operating Lease Obligations	1,983,973	415,405	830,810	737,758	—
Total	$4,612,392	$439,438	$839,860	$3,333,094	$—

Factors That May Affect Our Future Performance

We have a history of operating losses and expect these losses to continue in the future.

We have experienced significant operating losses since our inception and expect these losses to continue for some time. We incurred losses from operations of  $5.1 million in 2002 and $3.9 million in 2003 and $1.8 million through the first six months of 2004. As of June 30, 2004, our accumulated deficit was $46.8 million. Our losses result primarily from research and development, general and administrative expenses. We have not generated significant revenues from product sales, and we do not know if we will ever generate sufficient revenues from product sales to cover our operating expenses. We will need to generate significant revenues to continue our research and development programs and achieve profitability. We cannot predict when, if ever, we will achieve profitability.

The market for genetic susceptibility tests is unproven.

The market for genetic susceptibility tests is at an early stage of development and may not continue to grow. The general scientific community, including us, has only a limited understanding of the role of genes in predicting disease. When we identify a gene or genetic marker that may predict disease, we conduct clinical trials to confirm the initial scientific discovery and to establish the scientific discovery’s clinical utility in the marketplace. The results of these clinical trials could limit or delay our ability to bring the test to market, reduce the test’s acceptance by our customers or cause us to cancel the program, any of which limit or delay sales and cause additional losses. The only genetic susceptibility test we currently market is PST®, and it has produced only minimal revenues to date. The marketplace may never accept our products, and we may never be able to sell our products at a profit. We may not complete development of or commercialize our other genetic susceptibility tests.

The success of our genetic susceptibility tests will depend upon their acceptance as medically useful and cost-effective by patients, physicians, dentists, other members of the medical and dental community and by third-party payors, such as insurance companies and the government. We can achieve broad market acceptance only with substantial education about the benefits and limitations of genetic susceptibility tests. Our tests may not gain market acceptance on a timely basis, if at all. If patients, dentists and physicians do not accept our tests, or take a longer time to accept them than we anticipate, then it will reduce our anticipated sales, resulting in additional losses.

The market for personalized healthcare is unproven.

The competition in the field of Personalized Health is not well defined due to a lack of an established market and customer base.  The concept is new and requires consumers to do things differently, hence may be considered a “disruptive technology”.  Adoption of such technology requires substantial market development and customer prospecting.  There are a few companies offering predisposition tests or health risk assessments and product recommendations based upon these assessments.  Activities in these areas remain small and the overall market is unproven. While both Alticor and we have done some initial market research regarding the marketability of these products there can be no assurance that these products will be successful upon launch or that they can be sold at sufficient margins to make them profitable to our partners or us.  If customers do not accept our tests, or take a longer time to accept them than we anticipate, then it will reduce our anticipated sales, resulting in additional losses.

We rely heavily on third parties to perform sales, marketing and distribution functions on our behalf, which could limit our efforts to successfully market products.

We have limited experience and capabilities with respect to distributing, marketing and selling genetic susceptibility tests. We have relied and plan to continue to rely significantly on sales, marketing and distribution arrangements with third parties, over which we have limited influence. If these third parties do not successfully market our products, it will reduce our anticipated sales and increase our losses. If we are unable to negotiate acceptable marketing and distribution agreements with future third parties, or if in the future we elect to perform sales, marketing and distribution functions ourselves, we will incur significant costs and face a number of additional risks, including the need to recruit experienced marketing and sales personnel.  On March 5, 2003, we signed a strategic alliance with Alticor.  As part of this alliance, Alticor will conduct sales, marketing and distribution functions on our behalf.  On February 26, 2004, we signed a purchase order agreement with Alticor for a firm minimum order of DNA-based risk assessment tests to be delivered during the first year of product launch.  This product launch is anticipated for the first half of 2005. While Alticor has far more experience and success in marketing, selling and distributing products than we do, we could become very dependent upon their success and their failure to successfully market our products could reduce our anticipated sales and increase our losses.

If we fail to obtain additional capital, or obtain it on unfavorable terms, then we may have to end our research and development programs and other operations.

We anticipate that our current and anticipated financial resources are adequate to maintain our current and planned operations through mid-2005. If we are not generating sufficient cash or cannot raise additional capital prior to that date, we will be unable to fund our business operations and will be required to seek other strategic alternatives.

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

As of June 30, 2004 a single stockholder owned, or had rights to own approximately 57.8% of our outstanding common stock.  Accordingly, this stockholder will be able to determine the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Certificate of Incorporation or By-Laws and the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets. This stockholder may make decisions that are adverse to other stockholders’ or warrantholders’ interests. This ownership concentration may also adversely affect the market price of our common stock.  Four of our five directors are individuals chosen by this single stockholder.  These directors might pursue policies in the interest of this single stockholder to the detriment of our other stockholders.

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

Entering into strategic alliances for the development and commercialization of products and services based on our discoveries is an important element of our business strategy. We anticipate entering into additional collaborative arrangements with Alticor and other parties in the future. We face significant competition in seeking appropriate collaborators. In addition, these alliance arrangements are complex to negotiate and time-consuming to document. If we fail to maintain existing alliances or establish additional strategic alliances or other alternative arrangements, then our ability to develop and market products and services will be damaged. In addition, the terms of any future strategic alliances may be unfavorable to us or these strategic alliances may be unsuccessful.

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

We own exclusive rights in sixteen issued U.S. patents and have sixteen additional U.S. patent applications pending. We have also been granted a number of corresponding foreign patents and have a number of foreign counterparts of our U.S patents and patent applications pending. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific and factual questions. Our ability to develop and commercialize products and services depends on our ability to:

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

As a result of the losses incurred since inception, we have not recorded a federal income tax provision and have recorded a valuation allowance against all future tax benefits. As of December 31, 2003, we had net operating loss carryforwards of approximately $12.8 million for federal and state income tax purposes, expiring in varying amounts through the year 2023. We also had a research tax credit of approximately $621,000 at December 31, 2003 that expires in varying amounts through the year 2023. Our ability to use these net operating loss and credit carryforwards is subject to restrictions contained in the Internal Revenue Code which provide for limitations on our utilization of our net operating loss and credit carryforwards following a greater than 50% ownership change during the prescribed testing period. We have experienced two such ownership changes.  One change arose in March 2003 and the other was in June 1999. As a result, all of our net operating loss carryforwards will be limited in utilization.  The annual limitation may result in the expiration of the carryforwards prior to utilization. In addition, in order to realize the future tax benefits of our net operating loss and tax credit carryforwards, we must generate taxable income, of which there is no assurance.

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

Our success substantially depends on the ability, experience and performance of our senior management and other key personnel. If we lose one or more of the members of our senior management or other key employees, it could damage our development programs and our business. In addition, our success depends on our ability to continue to hire, train, retain and motivate skilled managerial and scientific personnel. The pool of personnel with the skill that we require is limited. Competition to hire from this limited pool is intense. We compete with numerous pharmaceutical and health care companies, as well as universities and nonprofit research organizations in the highly competitive Boston Massachusetts business area. Loss of the services of Dr. Philip R. Reilly, our Chief Executive Officer, Dr. Kenneth Kornman, our President and Chief Scientific Officer, or Mr. Fenel M. Eloi, our Chief Operating Officer and Chief Financial Officer, could delay our research and development programs or otherwise damage our business. We have entered into employment agreements with three-year terms with Dr. Reilly, Dr. Kornman and Mr. Eloi. Each of these employees can terminate his employment upon 30 days notice. We do not maintain key man life insurance on any of our personnel.

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

Effects of Inflation

We believe that inflation and changing prices over the past three years have not had a significant impact on our net revenue or on our income from continuing operations.

Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed Statement, Share-Based Payment, which addresses the accounting for share-based awards to employees, including employee stock purchase plans. The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees.

The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB No. 25, Accounting for Stock Issued to Employees, and generally would require instead, that such transactions, be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year beginning after December 15, 2004.

We currently account for our stock-based compensation plans in accordance with APB No. 25. Therefore, the eventual adoption of this proposed statement, if issued in final form by the FASB, is likely to have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities. Interest on the notes payable accrues at a rate equal to the Bank’s prime rate of interest plus 1% per annum. Our ability to carry out our business plan or our ability to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

Foreign Currency Risk

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

Item 4. Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2004 , the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)                                 Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

We are not aware of any current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Item 2. Changes in Securities, Use of Proceeds and Issuer of Purchases of Equity Securities:

Not applicable.

Item 3. Defaults Upon Senior Securities:

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:

The following matters were voted upon at the Annual Meeting of Shareholders held on June 7, 2004, and received the votes stated below (each share of Series A Preferred Stock was entitled to approximately 5.63 votes on each of the matters presented at the meeting):

Re-elect Philip R. Reilly to serve on the Board of Directors:  Shareholders approved the re-election of Philip R. Reilly to serve on the Board of Directors until the 2007 Annual Meeting or until his successor is elected and qualified:

	For	Against	Abstain	Broker Non-Vote
Common Stock	20,228,742	119,173	88,561	—
Preferred Stock	28,160,200	—	—	—

The other directors of the Company, whose terms of office as directors continued after the 2004 Annual Meeting are Bert Crandell, George D. Calvert, Beto Guajardo and Thomas R. Curran, Jr.

Approve the 2004 Employee, Director and Consultant Stock Plan:  Shareholders approved the 2004 Employee, Director and Consultant Stock Plan and the reservation of 2,000,000 shares of common stock for grants of stock and stock options under the Plan by the following vote:

	For	Against	Abstain	Broker Non-Vote
Common Stock	8,422,877	210,738	43,085	11,759,776
Preferred Stock	28,160,200	—	—	—

Ratification of Appointment of Independent Public Accountants:  Shareholders approved the ratification of the appointment of Grant Thornton LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2004:

	For	Against	Abstain	Broker Non-Vote
Common Stock	20,384,567	32,750	19,159	—
Preferred Stock	28,160,200	—	—	—

Item 5. Other Information:

Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly

Report on Form 10-Q.

(b) Reports on Form 8-K

On May 14, 2004, we furnished a Current Report on Form 8-K, dated May 14, 2004, to report under Item 12 that we issued a press release announcing our financial results for our quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLEUKIN GENETICS, INC.

Date: August 10, 2004	By:	/s/ PHILIP R. REILLY
Philip R. Reilly
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2004	By:	/s/ FENEL M. ELOI
Fenel M. Eloi
Chief Financial Officer, Secretary & Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1+	Research Agreement by and between the Company and Access Business Group LLC dated June 17, 2004
31.1*	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                 Filed herewith.

+                 Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.