Form 10-Q
period 2004-09-30
INTERLEUKIN GENETICS INC
filed 2004-11-03
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Common Stock, $0.001 Par Value,

23,557,699 shares outstanding as of October 29, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLEUKIN GENETICS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,506,990	$4,759,453
Accounts receivable	23,191	123,436
Funded research and development costs	300,000	—
Prepaid expenses and other current assets	173,198	114,519
Total current assets	6,003,379	4,997,408
Fixed assets, net	854,513	271,669
Other long-term assets	306,134	189,365
Total assets	$7,164,026	$5,458,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$562,517	$69,807
Accrued expenses	639,587	538,191
Deferred revenue	872,360	653,760
Commitments for funded research and development projects	494,726	—
Current portion of capital lease obligations	18,324	26,346
Total current liabilities	2,587,514	1,288,104
Long-term notes	2,595,336	2,595,336
Capital lease obligations, net of current portion	5,904	17,290
Total liabilities	5,188,754	3,900,730
Stockholders’ equity:
Preferred stock; Series A $0.001 par value – 6,000,000 shares authorized; 5,000,000 shares issued and outstanding at September 30, 2004 and December 31, 2003; aggregate liquidation preference of $18,000,000 at September 30, 2004	5,000	5,000
Common stock; $0.001 par value, 75,000,000 shares authorized; 23,557,699 and 23,262,588 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	23,558	23,263
Additional paid-in capital	49,160,750	46,521,470
Accumulated deficit	(47,214,036)	(44,992,021)
Total stockholders’ equity	1,975,272	1,557,712
Total liabilities and stockholders’ equity	$7,164,026	$5,458,442

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$1,400,066	$633,785	$2,708,986	$1,295,432

Cost of revenue	829,188	493,573	1,775,833	892,910
Gross profit	570,878	140,212	933,153	402,522

Operating expenses:
Research and development	256,083	374,362	991,843	1,722,676
Selling, general and administrative	667,199	481,935	2,099,333	1,778,088
Total operating expenses	923,282	856,297	3,091,176	3,500,764
Loss from operations	(352,404)	(716,085)	(2,158,023)	(3,098,242)

Other income (expense):
Interest income	15,038	14,882	38,238	37,894
Interest expense	(35,151)	(36,072)	(102,230)	(110,572)
Amortization of note discount	—	(30,017)	—	(210,119)
Other income (expense)		—	—	2
Total other income (expense)	(20,113)	(51,207)	(63,992)	(282,795)
Net loss	$(372,517)	$(767,292)	$(2,222,015)	$(3,381,037)

Net loss per weighted average share, basic and diluted	$(0.02)	$(0.03)	$(0.09)	$(0.15)

Weighted average number of common shares, basic and diluted	23,530,154	23,236,630	23,451,930	23,172,176

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(2,222,015)	$(3,381,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,224	288,527
Amortization of funded research and development costs	265,000	—
Change in value of stock options issued as compensation for services rendered	—	111,580
Changes in operating assets and liabilities:
Accounts receivable	100,245	1,619
Prepaid expenses and other current assets	(58,679)	15,702
Accounts payable	492,710	(87,918)
Accrued expenses	101,396	(43,806)
Deferred revenue	218,600	(11,998)
Commitments for funded research and development projects	(70,274)	—
Net cash used in operating activities	(1,082,793)	(3,107,331)
Cash flows from investing activities:
Purchases of fixed assets	(657,407)	(52,211)
Increase in other assets	(132,430)	(31,061)
Net cash used in investing activities	(789,837)	(83,272)
Cash flows from financing activities:
Net proceeds from sale of Series A preferred stock	—	6,850,225
Proceeds from issuance of bridge loan	—	1,095,336
Repayment of bridge loans	—	(525,000)
Proceeds from equity milestone payment	2,000,000	—
Net proceeds from exercise of options to purchase common stock	639,575	133,142
Payments of capitalized lease obligations	(19,408)	(25,624)
Net cash provided by financing activities	2,620,167	7,528,079
Net increase in cash and cash equivalents	747,537	4,337,476
Cash and cash equivalents at beginning of period	4,759,453	733,848
Cash and cash equivalents at end of period, including restricted cash and cash equivalents	$5,506,990	$5,071,324
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities:
Acquisition of fixed assets under capital leases	$—	$32,395
Interest and Income Taxes Paid:
Interest	$102,230	$98,049
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Interleukin Genetics, Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company” or “Interleukin”) as of September 30, 2004 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited interim consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note 2.  Realization of Assets and Liquidity

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since inception. In addition, the Company has used, rather than provided, cash in its operations.

At September 30, 2004, the Company had an accumulated deficit of approximately $47.2 million including a net loss of approximately $2.2 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2004, the Company has used , rather than provided, cash in its operations of approximately $1.1 million.

The Company believes that its cash position at September 30, 2004, along with its anticipated revenue, and, if required, additional borrowings would be sufficient to fund operations as planned through mid-2005.

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

On March 5, 2003, the Company entered into a broad strategic alliance with several affiliates of the Alticor, Inc. family of companies to develop and market personalized nutritional and skin care products. For the purpose of clarity, in this document we will refer to Alticor and all of its wholly-owned subsidiaries, including Access Business Group, Pyxis Innovations and Quixtar as “Alticor.”

On June 17, 2004, the Company entered into a research agreement, valued at $2.2 million, as amended, with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. , During the first phase of the agreement the Company is eligible to receive up to $1.4 million in research funding over a period of six months beginning on July 1, 2004.  If Alticor determines, in its sole discretion, that it has a reasonable likelihood of commercializing weight management nutritional products, the Company will be eligible to receive, during the second phase of the agreement, an additional $0.8 million in funding over a six-month period beginning on January 1, 2005.

Note 3.  Significant Accounting Policies

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

Revenue Recognition

Contract revenue is recognized ratably as services are provided based on a fixed contract price or on negotiated hourly rates. Provisions for anticipated losses on fixed-price contracts are made in the period such losses are identified. Revenue from genetic susceptibility tests is recognized when the tests have been completed and the results reported to the doctors or patients who ordered the tests. To the extent test kits have been purchased and paid for but not yet submitted for test results recognition of all related revenue is deferred. These amounts are presented as deferred revenue in the accompanying consolidated balance sheets.

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

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees. Under APB No. 25, no stock-based compensation is reflected in net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	Net Loss	Loss per Share	Net Loss	Loss per Share	Net Loss	Loss per Share	Net Loss	Loss per Share

As Reported	$(372,517)	$(0.02)	$(767,292)	$(0.03)	$(2,222,015)	$(0.09)	$(3,381,037)	$(0.15)
Stock based employee compensation expense	(125,940)	(0.00)	(229,100)	(0.01)	(497,399)	(0.03)	(625,020)	(0.02)
Pro Forma	$(498,457)	$(0.02)	$(996,392)	$(0.04)	$(2,719,414)	$(.012)	$(4,006,057)	$(0.17)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

The fair value of the options was estimated at the date of grant using the Black-Scholes option valuation model with the weighted–average assumptions listed in the table below:

	2004	2003
Risk free interest rate	4.0%	4.0%
Expected life	7 years	7 years
Expected volatility	80%	80%
Expected dividend yield	0%	0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company’s employee stock options have characteristics significantly different from those of traded options such as extremely limited transferability and, in most cases, vesting restrictions. In addition, the assumptions used in option valuation models are based upon historical averages that may not predict future results, particularly the expected stock price volatility of the underlying stock. Because changes in these input assumptions can materially affect the fair value estimate, in management’s opinion, existing valuation models do not provide a reliable, single measure of the fair value of the Company’s employee stock options.

Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed Statement, Share-Based Payment, which addresses the accounting for share-based awards to employees, including employee stock purchase plans. The FASB formally proposed to require companies to recognize as an expense the fair value of stock options and other stock-based compensation to employees.

The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB No. 25, Accounting for Stock Issued to Employees, and generally would require instead, that such transactions, be accounted for using a fair-value-based method. This Exposure Draft was open for public comment until June 30, 2004. During its deliberations to address the comment letters, the FASB has preliminarily indicated that the effective date for this statement would be for periods beginning after June 15, 2005.

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

In September 1999, a five-year consulting agreement was entered into with a key collaborator from Sheffield. In accordance with the consulting agreement, the key collaborator received 200,000 shares of common stock for relinquishing interests in previous research agreements. The value of the common stock of $475,000 was charged to research and development expense in the third quarter of 1999. The key collaborator will also receive 1% of the first $4 million of net sales under the PST® Technology and 2% for sales above $4 million. Since 2002, this collaborator received no significant royalty payments for sales of PST®. On July 1, 2002 and 2003, in consideration for future services, the key collaborator received 25,000 fully vested options to purchase common stock at the then current market price. These options have a five-year exercise period from the date of grant. This agreement expired in June 2004 but was extended until September 30, 2004. Effective October 1, 2004, the Company entered into a new agreement with this collaborator through September 30, 2005 with an annual automatic renewal unless sooner terminated.

For the three and nine months ended September 30, 2004 the Company expensed approximately $50,000 and $154,000, respectively, for research conducted at Sheffield. This includes funding to Sheffield and to collaborators at Sheffield.

Note 5.  Strategic Alliance with Alticor Inc.

On March 5, 2003, the Company entered into a broad strategic alliance with several affiliates of the Alticor family of companies to develop and market novel nutritional and skin care products. The alliance utilizes the Company’s intellectual property and expertise in genomics to develop personalized consumer products. Alticor has a long history of manufacturing and distributing high quality nutritional supplements and skin care products to a worldwide market.

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

•      A research and development agreement providing the Company with funding of $5,000,000, payable in quarterly installments over the period between April 2003 and March 2005, to conduct certain research projects with a royalty on resulting products.

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

As of September 30, 2004 there was $2,595,336 outstanding under the terms of these credit facilities. The credit facilities will mature in December 2007, bear interest at 1% over the prime rate (5.75% at September 30, 2004), are secured by a security interest in the Company’s intellectual property, (except intellectual property relating to periodontal disease and sepsis) and are convertible at the election of Alticor into 4,060,288 shares of common stock at a conversion price equal to $0.6392 per share, subject to future adjustment.

On February 26, 2004, the Company signed an agreement with Alticor for a firm minimum order of DNA-based risk assessment tests to be delivered in the first year of product launch. A soft launch is expected for the first half of 2005 with a full product launch in the following quarter.

On June 17, 2004, the Company entered into a research agreement valued at $2.2 million, as amended, with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. , During the first phase of the agreement the Company is eligible to receive up to $1.4 million in research funding over a period of six months beginning on July 1, 2004. If Alticor determines, in its sole discretion, that it has a reasonable likelihood of commercializing weight management nutritional products, the Company will be eligible to receive, during the second phase of the agreement, an additional $0.8 million in funding over a six-month period beginning on January 1, 2005.

Note 6.  Capital Stock

Authorized Common and Preferred Stock

At September 30, 2004, the Company had authorized 6,000,000 shares of Series A Preferred stock of which 5,000,000 shares were issued and outstanding. At September 30, 2004, the Company had authorized 75,000,000 shares of $0.001 par value common stock of which 61,259,974 shares were outstanding or reserved for issuance. Of those, 23,557,699 shares were outstanding, 28,160,200 were reserved for the conversion of the Series A Preferred to common stock, 4,060,288 shares were reserved for the conversion of approximately $2.6 million of debt, 4,490,045 shares were reserved for the exercise of authorized and outstanding stock options, 525,000 shares were reserved for the exercise of authorized and outstanding warrants to purchase common stock and 466,742 shares were reserved for the exercise of rights held under the Employee Stock Purchase Plan.

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

The Series A Preferred Stock issued in the private placement is convertible into 28,160,200 shares of common stock reflecting a conversion price of $0.3196 per share after being adjusted for the milestone payment and is subject to weighted average antidilution adjustments. Assuming the conversion of all shares of Series A Preferred Stock as of September 30, 2004, such shares represent 54.5% of the outstanding shares of the Company’s common stock.

The Series A Preferred Stock accrues dividends at the rate of 8% of the original purchase price per year, payable only, as and if declared by the Board of Directors and are non-cumulative. To date, no dividends have been declared on these shares. If the Company declares a distribution, with certain exceptions, payable in securities of other persons, evidences of indebtedness issued by the Company or other persons, assets (excluding cash dividends) or options or rights to purchase any such securities or evidences of indebtedness, then, in each such case the holders of Series A Preferred Stock shall be entitled to a proportionate share of any such distribution as though the holders of the Series A Preferred Stock were the holders of the number of shares of its Common Stock into which their respective shares of Series A Preferred Stock are convertible as of the record date fixed for the determination of the holders of its Common Stock entitled to receive such distribution.

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

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price (currently $1.80 since the milestone payment was received, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion (currently $0.3196). The liquidation preference at September 30, 2004 was $18,000,000.

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

As of September 30, 2004 there was $2,595,336 outstanding under the terms of these credit facilities. The credit facilities will mature in December 2007, bear interest at 1% over the prime rate (5.75% at September 30, 2004), are secured by a security interest in the Company’s intellectual property (except intellectual property related to periodontal disease and sepsis), and are convertible at the election of Alticor into shares of common stock at a conversion price equal to $0.6392 per share.

Note 8.  Loss per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss	$(372,517)	$(767,292)	$(2,222,015)	$(3,381,037)

Basic and diluted:
Common shares outstanding, beginning of period	23,512,904	23,233,088	23,262,588	23,118,249
Weighted average common shares issued during the period	17,250	3,542	189,342	53,927

Weighted average shares outstanding—basic and diluted	23,530,154	23,236,630	23,451,930	23,172,176

Net loss per weighted average share, basic and diluted	$(0.02)	$(0.03)	$(0.09)	$(0.15)

SFAS No. 128, Earnings per Share, outlines methods for computing and presenting earnings per share. SFAS No. 128 requires a calculation of basic and diluted earnings per share for all periods presented. The Company reported losses for the three and nine months ended September 30, 2004 and 2003 and accordingly any potential common stock equivalents are anti-dilutive due to the loss in each period. Potential common stock excluded from the calculation of diluted net loss per share consists of stock options, warrants, preferred stock and convertible debt as described in the table below.

	September 30,
	2004	2003
Options outstanding	2,855,167	2,580,133
Warrants outstanding	525,000	525,000
Preferred stock	28,160,200	28,157,683
Convertible debt	4,060,288	4,060,288
Total	35,600,655	35,323,104

The table reflects the change in the number of potential shares of common stock available to the holders of the convertible debt resulting from the milestone payment from Alticor that was received on March 11, 2004 for both the 2004 and 2003 periods.  See Note 5 entitled “Strategic Alliance with Alticor Inc.” for details of this transaction.

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

Note 10.  Commitments and Contingencies

In connection with the research agreement with Alticor dated March 5, 2003, the Company is obligated to purchase two clinical databases. As of June 30, 2004, the Company determined that this obligation met the criteria of SFAS No. 5, Accounting for Contingencies, and estimated the cost of these two databases at $450,000. Accordingly, the Company recorded a liability and a current asset of $450,000 at that time. The Company is amortizing the cost of the two databases ratably over the remaining nine months of the research contract. As of September 30, 2004, the Company had negotiated the acquisition of the first of the two databases. The Company believes that the acquisition of the databases, will not exceed the amount that the Company has estimated, however actual amounts could differ.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q and the documents incorporated by reference within this document contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words or phrases such as “will likely result”, “expect”, “will continue”, “anticipate”, “estimate”, “intend”, “plan”, “project”, “outlook”, or similar expressions are intended to identify forward-looking statements. Forward-looking statements address or may address the following subjects:

•      The sufficiency of our current cash resources, additional anticipated financings and anticipated revenue to fund operations through mid-2005;

•      Our expectation that we will receive at least an additional $1,250,000 in revenue over the six-month period ending March 2005 from Alticor under the terms of the Strategic Alliance Research Agreement;

•      Our expectation that we will receive at least an additional $1,510,000 in revenue over the nine-month period ending June 2005 from Alticor under the terms of the Weight Management Research Agreement;

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

•      Our expectation that our total research and development costs, including clinical costs, but excluding contract research and development, will be between approximately $1.5 and $2.0 million for the year ended December 31, 2004;

•      Our expectation that our capital expenditures will be between $0.9 million and $1.1 million for the year ended December 31, 2004;

•      Our expectation that we might derive benefit from our patented intellectual property; and

•      Our expectation that we will continue to experience losses until our genetic testing revenue grows substantially from current levels.

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

Our current commercial strategy is to partner with companies that have sales and marketing capabilities and products or services that complement our own products. We currently have no plans to develop our own sales force; we plan to rely on our strategic partners to promote and distribute our products. The essence of these strategic partnerships is that the selling partner will benefit because its product or service sales will be spurred by our products. The first of these strategic partnerships is the partnership we have with Alticor.

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

On March 5, 2003, we entered into a broad strategic alliance with Alticor to develop and market personalized nutritional and skin care products (“Strategic Alliance Research Agreement”). The alliance will utilize our intellectual property and expertise in genomics to develop personalized consumer products. Alticor has a long history of manufacturing and distributing high quality nutritional supplements and skin care products to a worldwide market.

On June 17, 2004, we entered into a research agreement valued at $2.2 million, as amended, with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight (“Weight Management Research Agreement”). During the first phase of the agreement we are eligible to receive up to $1.4 million in research funding over a period of six months beginning on July 1, 2004.  If Alticor determines, in its sole discretion, that it has a reasonable likelihood of commercializing weight management nutritional products, we will be eligible to receive, during the second phase of the agreement, an additional $0.8 million in funding over a six-month period beginning on January 1, 2005.

We are devoting most of our resources to the support of the Strategic Alliance with Alticor which includes the development of our own products to be sold in combination with Alticor’s products. A portion of our resources is also devoted to the development of a new product for the periodontal market. Our revenue has consisted primarily of research payments from Alticor and minimal royalties from PST®. Additionally, we expect to continue incurring losses as we continue research and development efforts in the development of new tests and new products.

The Strategic Alliance with Alticor includes an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations. The financial elements of the alliance are described in greater detail within the “Liquidity and Capital Resources” beginning on page 16. During the three and nine months ended September 30, 2004 we recognized $1,392,000 (99.4% of our total revenue) and $2,682,000 (99.0% of our total revenue), respectively, from research services provided to Alticor under the terms of this and other related agreements.

PST® is a genetic test predictive of risk for periodontal disease and is currently marketed in the United States and Europe. We use third parties to market and distribute PST® and we earn royalties based upon their sales. In December 2000, we entered into an exclusive seven-year license agreement with Hain Diagnostika/ADS GmbH (“Hain”) for the marketing, distribution and processing of PST® in all countries outside of North America and Japan. In May 2003, we amended the agreement with Hain to a non-exclusive license limited to the European Territory and added LabOral International as another distributor in Europe. Since December 2001, Kimball Genetics has been our sole marketing partner within the United States. We are currently assessing the commercial viability of this product.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $14.8 million as of September 30, 2004, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Stock-based Compensation

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees. Under APB No. 25, no stock-based compensation is reflected in net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	Net Loss	Loss per Share	Net Loss	Loss per Share	Net Loss	Loss per Share	Net Loss	Loss per Share

As Reported	$(372,517)	$(0.02)	$(767,292)	$(0.03)	$(2,222,015)	$(0.09)	$(3,381,037)	$(0.15)
Stock-based employee compensation expense	(125,940)	(0.00)	(229,100)	(0.01)	(497,399)	(0.03)	(625,020)	(0.02)
Pro Forma	$(498,457)	$(0.02)	$(996,392)	$(0.04)	$(2,719,414)	$(0.12)	$(4,006,057)	$(0.17)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

The fair value of the options was estimated at the date of grant using the Black-Scholes option valuation model with the weighted–average assumptions listed in the table below:

	2003	2004
Risk free interest rate	4.0%	4.0%
Expected life	7 years	7 years
Expected volatility	80%	80%
Expected dividend yield	0%	0%

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

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenue for the three months ended September 30, 2004 was $1.4 million compared to $634,000 for the three months ended September 30, 2003, an increase of 121%. This increase is primarily the result of $690,000 of revenue from a new research project with Alticor. In June 2004, we entered into a research agreement valued at $2.2 million, as amended, with Alticor, to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. With the execution of this agreement we are eligible to receive, during the first phase of the agreement, up to $1.4 million in research funding over a period of six months beginning on July 1, 2004.   If Alticor determines, in its sole discretion, that it has a reasonable likelihood of commercializing weight management nutritional products, we will be eligible to receive, during the second phase of the agreement, an additional $0.8 million in funding over a six-month period beginning on January 1, 2005. Both periods include $625,000 in revenue from our Strategic Alliance Research Agreement with Alticor.

Cost of revenue was $829,000 for the three months ended September 30, 2004, compared to $494,000 for the same period in 2003. Gross profit margin was 41% for the three months ended September 30, 2004 compared to 22% for the same period in 2003. The increase in cost of revenue is a direct result of the increase in revenue. The improvement in gross profit margin is primarily the result of the timing of recognizing revenue and expenses on research contracts. Revenue is generally recognized ratably over the research contract period whereas the expenses are recognized as incurred. In some instances, research expenses being performed by third parties are not deemed to have been incurred until the attainment of certain milestones. The Company expects that the gross profit margin will return to historical levels over the term of the research contracts.

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

Weight Management:  Pursuant to the terms of our Weight Management Research Agreement with Alticor, we are conducting research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight.

For the three months ended September 30, 2004, we had internally-funded research and development expenses of $256,000 as compared to $374,000 for the same quarter of 2003, a decrease of 32%. The decrease in R&D expenses reflects a re-allocation of internal resources from internally funded projects to the research projects funded by Alticor that are now reported as cost of revenue. During the remainder of 2004 we are not planning new research and clinical projects. The most significant ongoing projects are the following:

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

We expect total research and development expenses, including clinical costs but excluding contract research and development costs, to be between approximately $1.5 and $2.0 million for the calendar year 2004. Actual costs may vary from this estimate as a result of our ability to raise additional new capital, changes in technology, the success of current and future research projects, the success or failure of our current or future strategic alliances and collaborations and the identification of new business opportunities. We have not made an attempt to finalize an estimate of our research and development expenses beyond 2004 due to the factors listed above.

Selling, general and administrative expenses were $667,000 during the three months ended September 2004 compared to $482,000 during the same quarter last year, an increase of 38%. This increase is primarily the result of adding the appropriate infrastructure in our efforts to develop other markets for our products and building our CLIA laboratory. We believe that building our own laboratory will be the best way to both offer flexibility in the services and products we are able to provide to our customers and control costs.

Interest income remained flat at $15,000 for the three months ended September 30, 2004 compared to the same period in 2003.Interest expense of $35,000 was incurred during the quarter ended September 30, 2004, compared to $36,000 in the same period in 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenue for the nine months ended September 30, 2004 was $2.7 million compared to $1.3 million for the nine months ended September 30, 2003, a 109% increase. The increase was primarily the result of $2.6 million of revenue in 2004 from our research agreements with Alticor as compared to $1.3 million in 2003.

Cost of revenue was $1.8 million for the nine months ended September 30, 2004, compared to $893,000 for the same period in 2003. Gross profit margin was 34% for the nine months ended September 30, 2004 compared to 31% for the same period in 2003. The increase in cost of revenue is a direct result of the increase in revenue. The improvement in gross profit margin is primarily the result of the timing of recognizing revenue and expenses on research contracts. Revenue is generally recognized ratably over the research contract period whereas the expenses are recognized as incurred. In some instances, research expenses being performed by third parties are not deemed to have been incurred until the attainment of certain milestones. The Company expects that the gross profit margin will return to historical levels over the term of the research contracts.

For the nine months ended September 30, 2004, we had internally-funded research and development expenses of $1.0 million as compared to $1.7 million for the same period in 2003, a decrease of 42%. The decrease in R&D expenses reflects a re-allocation of internal resources from internally funded projects to the research projects funded by Alticor that are now reported as cost of revenue.

Selling, general and administrative expenses were $2.1 million for the nine months ended September 2004 compared to $1.8 million for the same period last year, an increase of 18%.  This increase is primarily the result of adding the appropriate infrastructure in our efforts to develop other markets for our products and building our CLIA laboratory.

Interest income remained flat at $38,000 for the nine months ended September 30, 2004 compared to the same period in 2003.  Interest expense of $102,000 was incurred during the nine months ended September 30, 2004, compared to $111,000 for the same period in 2003.  The decrease is primarily due to the lower interest rate of the refinancing transaction with Alticor completed in July 2003 offset by a slight increase in the Bank’s prime rate over the two periods.  We also had an expense of $210,000 for the nine months ended September 30, 2003 related to the amortization of the value of the warrants issued in connection with promissory notes, which were retired in July 2003.

Liquidity and Capital Resources

As of September 30, 2004, we had cash and cash equivalents of $5.5 million. Net cash used in operating activities during the nine months ended September 30, 2004 was $1.1 million as compared to $3.1 million used during the same period in 2003.  Cash was used primarily to fund operations. The reduction in cash used in operations in the 2004 period was primarily due to the increase of $1.4 million in revenue for the nine months ended September 30, 2004 compared to the same period in 2003.  In addition, as of September 30, 2004, our accounts payable amounted to $563,000, a significant increase over historical balances.  This was largely due to amounts of payables related to the commercial lab construction which are expected to be paid during the fourth quarter of 2004.  We expect the accounts payable balance to return to historical levels.

Investing activities used cash of $790,000 during the nine months ended September 30, 2004 compared to $83,000 during the same period in 2003. During 2004, we used cash to purchase fixed assets and to fund the development of intellectual property.  Specifically, we are in the process of building a commercial clinical laboratory to process the samples from the product launches that we anticipate in 2005.  As of September 30, 2004, we have spent approximately $557,000 and have commitments to spend an additional $301,000.  However, we anticipate that we may spend between $0.9 million and $1.1 million in total on the laboratory.

Financing activities provided cash of $2.6 million during the nine months ended September 30, 2004 compared to $7.5 million during the nine months ended September 30, 2003.  During 2004 we received $2.0 million from an equity milestone payment from Alticor and approximately $640,000 from the exercise of employee stock options and stock purchases through the employee stock purchase plan. During 2003 we received $6.9 million in net proceeds from our Stock Purchase Agreement with Alticor and $570,000 from the issuance of term promissory notes, net of repayments.

We currently do not have any commitments for any material capital expenditures other than that which has been mentioned above. Our obligations at September 30, 2004 for capital lease payments totaled $24,000, of which $6,000 is classified as long-term and $18,000 is classified as current. These capital lease obligations mature through March 2006 at various interest rates.

On March 5, 2003, we entered into a Stock Purchase Agreement with Alticor pursuant to which Alticor purchased 5,000,000 shares of our Series A Preferred Stock for an aggregate of $7.0 million in cash.  In March 2004, Alticor paid us an additional $2.0 million without issuing additional shares of Series A Preferred Stock when we achieved the milestones set forth in the Stock Purchase Agreement.  The offering was made to Alticor by way of a private placement exempt from registration under the Securities Act.  As of September 30, 2004, the Series A Preferred Stock is convertible into an aggregate of 28,160,200 shares of our common stock (reflecting a conversion price of $0.3196 per share), subject to weighted average anti-dilution adjustments.  If all the shares of Series A Preferred Stock had been converted to common stock as of September 30, 2004, the shares issued would represent approximately 54.5% of our outstanding common stock.

Pursuant to the terms of the Stock Purchase Agreement, in March 2003 Alticor also refinanced $2.0 million of debt we had incurred to Alticor from October 2002 through January 2003.  In September 2003, Alticor advanced an additional $595,000 that we used to repay bridge financing notes issued in August 2002.  All of our indebtedness to Alticor carries a variable interest rate equal to 1% above the

“prime rate,” payable quarterly in cash, matures on December 31, 2007 and is convertible at the option of Alticor into shares of our common stock at a conversion price of two times the then applicable conversion price of the Series A Preferred Stock.  As of September 30, 2004, outstanding indebtedness to Alticor would be convertible into 4,060,288 shares of our common stock.  Alticor also has agreed to provide a working capital credit line of up to $1.5 million to initiate selected research agreements with third party entities approved by our board of directors.  We have not accessed the credit line as of this date.

Concurrent with the closing of the Stock Purchase Agreement, we entered into a Strategic Alliance Research Agreement with Alticor, governing the terms of developing and validating nutrigenomic and dermagenomic tests and products.  Alticor agreed to provide us with a total of $5.0 million beginning in April 2003 and continuing until March 2005, to conduct certain research projects.  Through September 30, 2004, Alticor had paid us approximately $4.4 million under this research agreement.  We will also receive a royalty payment based upon sales of the resulting products.  We also entered into a License Agreement with Alticor, granting an exclusive, world-wide license of all of our current and future intellectual property, limited to the field of nutrigenomics and dermagenomics in exchange for royalty payments based upon the sales of these products.

In June 2004, we entered into a research agreement with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight.  During the first phase of the agreement we are eligible to receive up to $1.4 million in research funding over a period of six months beginning on July 1, 2004.  If Alticor determines, in its sole discretion, that it has a reasonable likelihood of commercializing weight management nutritional products, we will be eligible to receive, during the second phase of the agreement, an additional $820,000 in funding over a six-month period beginning on January 1, 2005.  As of September 30, 2004, Alticor had paid us approximately $0.9 million under this research agreement. We will also receive a royalty payment based upon sales of the resulting products.

We anticipate that our existing cash and cash equivalents, together with anticipated revenue and interest income, will be sufficient to conduct operations as planned through mid-2005.  Our future cash requirements are anticipated to be substantial. Our cash requirements are expected to arise from the commercial launch of our products, continued research and development efforts, the protection of the intellectual property rights (including preparing and filing of patent applications), as well as operational, administrative, legal and accounting expenses. There is no assurance that we will be able to raise additional capital on terms acceptable to us, if at all.  If additional amounts cannot be raised and we are unable to substantially reduce our expenses, or increase our revenue, we would suffer material adverse consequences to our business, financial condition and results of operations and would likely be required to seek other alternatives.

Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$2,595,336	$—	$—	$2,595,336	$—
Capital Lease Obligations	24,228	18,324	5,904	—	—
Operating Lease Obligations	1,529,502	437,000	874,000	218,502	—
Total	$4,149,066	$455,324	$879,904	$2,813,838	$—

Factors That May Affect Our Future Performance

We have a history of operating losses and expect these losses to continue in the future.

We have experienced significant operating losses since our inception and expect these losses to continue for some time. We incurred losses from operations of  $5.1 million in 2002, $3.9 million in 2003 and $2.2 million through the first nine months of 2004. As of September 30, 2004, our accumulated deficit was $47.2 million. Our losses result primarily from research and development, general and administrative expenses. We have not generated significant revenue from product sales, and we do not know if we will ever generate sufficient revenue from product sales to cover our operating expenses. We will need to generate significant revenue to continue our research and development programs and achieve profitability. We cannot predict when, if ever, we will achieve profitability.

The market for genetic susceptibility tests is unproven.

The market for genetic susceptibility tests is at an early stage of development and may not continue to grow. The general scientific community, including us, has only a limited understanding of the role of genes in predicting disease. When we identify a gene or genetic marker that may predict disease, we conduct clinical trials to confirm the initial scientific discovery and to establish the scientific discovery’s clinical utility in the marketplace. The results of these clinical trials could limit or delay our ability to bring the test to market, reduce the test’s acceptance by our customers or cause us to cancel the program, any of which limit or delay sales and cause additional losses. The only genetic susceptibility test we currently market is PST®, and it has produced only minimal revenue to date. The marketplace may never accept our products, and we may never be able to sell our products at a profit. We may not complete development of or commercialize our other genetic susceptibility tests.

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

As of September 30, 2004 a single stockholder owned, or had rights to own approximately 57.8% of our outstanding common stock.  Accordingly, this stockholder will be able to determine the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Certificate of Incorporation or By-Laws and the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets. This stockholder may make decisions that are adverse to other stockholders’ or warrantholders’ interests. This ownership concentration may also adversely affect the market price of our common stock.  Four of our five directors are individuals chosen by this single stockholder.  These directors might pursue policies in the interest of this single stockholder to the detriment of our other stockholders.

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

The availability and levels of reimbursement by governmental and other third-party payors affect the market for any healthcare service. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products and services. To the extent that our products are sold through the medical channel, our ability to successfully commercialize our existing genetic susceptibility test and others that we may develop depends on obtaining adequate reimbursement from third-party payors. The extent of third-party payor reimbursement will likely heavily influence physicians’ and dentists’ decisions to recommend genetic susceptibility tests, as well as patients’ elections to pursue testing. If reimbursement is unavailable or limited in scope or amount, then we cannot sell our products and services profitably. In particular, third-party payors tend to deny reimbursement for services which they determine to be investigational in nature or which are not considered “reasonable and necessary” for diagnosis or treatment. To date, few third-party payors have agreed to reimburse patients for genetic susceptibility tests, and we do not know if third-party payors will, in the future, provide full reimbursement coverage for these genetic tests. If third-party payors do not provide adequate reimbursement coverage, then individuals may choose to directly pay for the test. If both third-party payors and individuals are unwilling to pay for the tests, then the number of tests we can sell will be significantly decreased, resulting in reduced revenue and additional losses.

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

We own exclusive rights in sixteen issued U.S. patents and have a number of additional U.S. patent applications pending. We have also been granted a number of corresponding foreign patents and have a number of foreign counterparts of our U.S patents and patent applications pending. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific and factual questions. Our ability to develop and commercialize products and services depends on our ability to:

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

Our industry is highly competitive. Our competitors in the United States and abroad are numerous and include major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions, including those receiving funding from the Human Genome Project. Many of our competitors have considerably greater financial resources, research and development staffs, facilities, technical personnel, marketing and other resources than we do. Furthermore, many of these competitors are more experienced than we are in discovering, commercializing and marketing products. These greater resources may allow our competitors to discover important genes or genetic markers before we do. If we do not discover disease predisposing genes and commercialize these discoveries before our competitors, then our ability to generate sales and revenue will be reduced or eliminated, and could make our products obsolete. We expect competition to intensify in our industry as technical advances are made and become more widely known.

We are subject to government regulation which may significantly increase our costs and delay introduction of future products.

The sale, performance or analyses of our genetic tests do not currently require FDA or other federal regulatory authority approval. Changes in existing regulations could require advance regulatory approval of genetic susceptibility tests, resulting in a substantial curtailment or even prohibition of our activities without regulatory approval. If our genetic tests ever require regulatory approval, on either a state or federal level, then the costs of introduction will increase and marketing and sales of products may be significantly delayed. We anticipate that the testing procedure itself will be performed primarily in our own DNA testing laboratory which will need to be certified under the auspices of the Clinical Laboratory Improvement Act of 1988 (“CLIA”), administered by the Health Care Financing Administration.  We anticipate there will also be additional state and local regulations governing the operation of this laboratory.  A delay in receiving CLIA certification or any applicable state or local certification would reduce our revenue and increase our net losses.

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

The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB No. 25, Accounting for Stock Issued to Employees, and generally would require instead, that such transactions, be accounted for using a fair-value-based method. This Exposure Draft was open for public comment until June 30, 2004. During its deliberations to address the comment letters, the FASB has preliminarily indicated that the effective date for this statement would be for periods beginning after June 15, 2005.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities. Interest on our notes payable accrues at a rate equal to the Bank’s prime rate of interest plus 1% per annum.  Our ability to carry out our business plan or our ability to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

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

Item 4. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2004, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Not applicable.

Item 5. Other Information:

Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K

On July 2, 2004, we furnished a Current Report on Form 8-K, dated July 1, 2004, to report under Item 5 that we issued a press release announcing we had signed a Research Agreement with Access Business Group LLC, a subsidiary of Alticor Inc., to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight.

On August 10, 2004, we furnished a Current Report on Form 8-K, dated August 10, 2004, to report under Item 12 that we issued a press release announcing our financial results for our quarter ended June 30, 2004.

On September 20, 2004, we filed a Current Report on Form 8-K, dated September 14, 2004, to report under Item 5.02 the departure of two directors and the appointment of one director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLEUKIN GENETICS, INC.

Date: November 3, 2004	By:	/s/ PHILIP R. REILLY
Philip R. Reilly
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2004	By:	/s/ FENEL M. ELOI
Fenel M. Eloi
Chief Financial Officer, Secretary & Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1*+	Amendment #1 to Research Agreement by and between the Company and Access Business Group LLC dated June 17, 2004
31.1*	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Filed herewith.

+      Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.