Form 10-K
period 2004-12-31
INTERLEUKIN GENETICS INC
filed 2005-04-26
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number: 0-23413

INTERLEUKIN GENETICS, INC.

(Name of Registrant in its Charter)

Delaware	94-3123681
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
135 Beaver Street, Waltham, MA	02452
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: (781) 398-0700

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value per share	Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐.

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $101,873,276.

As of April 19, 2005, there were 23,636,527 shares of the Registrant’s Common Stock and 5,000,000 shares of the Registrant’s Series A Preferred Stock, issued and outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on or about June 21, 2005, are incorporated by reference in Part III hereof.

Forward Looking Statements

This report on Form 10-K and the documents incorporated by reference within this document contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words or phrases such as “will likely result”, “expect”, “will continue”, “anticipate”, “estimate”, “intend”, “plan”, “project”, “outlook”, or similar expressions are intended to identify forward-looking statements. Forward-looking statements address or may address the following subjects:

•       The sufficiency of our current cash resources, together with additional research agreements, anticipated revenue from product launches and other arrangements to fund operations through mid-2006;

•       Our expectation that we will receive at least $5.0 million in funding over the twenty-four month period ending March 2007 from an affiliate of Alticor under the terms of various research agreements with this affiliate;

•       Our expectation that we will receive royalty payments and/or genetic risk assessment test processing revenue under the terms of a License Agreement and a Distribution Agreement with affiliates of Alticor;

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

•       Any expectation that certain healthcare related trends will emerge or continue that will support our business model;

•       Our expectation that our total research and development costs will be between $4.0 million and $5.0 million for the year ended December 31, 2005;

•       Our expectation that we might derive benefit from our patented intellectual property; and

•       Our expectation that we will continue to experience losses until our genetic risk assessment testing revenue grows substantially from current levels.

Actual results may vary materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include but are not limited to; risks related to market acceptance of genetic risk assessment tests in general and our products in particular, risks related to technology and product obsolescence, delays in development of products, dependence on third parties, our ability to fund operations through mid-2006, competitive risks and those risks set forth within the section titled “Certain Factors That May Affect Future Results of Operations or the Market for Our Common Stock” beginning on page 19 within this report. We cannot be certain that our results will not be adversely affected by one or more of these factors or by other factors not currently anticipated. All information set forth in this Form 10-K is as of the date of this Form 10-K. Unless required by law we accept no responsibility to update this information.

INTERLEUKIN GENETICS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004
Table of Contents

PART I

Item 1.   Business

Overview

Interleukin Genetics, Inc. is a Delaware corporation. We are a personalized healthcare company focused on the role that genetically determined variation in the inflammatory response has on health and disease. Our mission is to develop tests and products that can help individuals improve and maintain their health through preventive measures. We hope to achieve our objective by developing:

•        genetic tests;

•        preventive products for those individuals at risk; and

•        therapeutic products that are personalized based upon an individual’s genetic makeup.

We hope to establish a leadership position in the personalized healthcare sector. We believe that by identifying individuals at risk for certain diseases and combining this knowledge with personalized interventions, we can help individuals improve their health outcomes. We have a growing portfolio of patents covering the influence of certain gene variations on risk for a number of common chronic diseases and conditions.

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

Until now, scientific study of chronic diseases has largely focused on identifying factors that “cause” a disease. Common examples of such factors include cholesterol in the case of heart disease, bacteria of the mouth in the case of periodontal disease and reduced estrogen levels in the case of osteoporosis. However, the mere presence of these initiating factors does not necessarily mean a person will develop a disease. For example, everyone with a cholesterol level considered high does not develop heart disease, nor does everyone with a normal cholesterol level avoid heart disease. Rather, the common diseases as we know them only develop when our bodies respond to the initiating factors in a certain way. We believe that personalized health profiles should replace the impersonal reliance on generalized markers of health status.

In March 2003, we entered into a broad strategic alliance with several affiliates of the Alticor Inc. family of companies to develop and market personalized nutritional and skin care products. For the purpose of clarity, in this document we will refer to Alticor and all of its wholly-owned subsidiaries, including Access Business Group, Pyxis Innovations and Quixtar as “Alticor”. The alliance utilizes our intellectual property and expertise in genomics to develop personalized consumer products. Alticor has a long history of manufacturing and distributing high quality nutritional supplements and skin care products to a worldwide market.

We are devoting most of our resources to the support of the strategic collaboration with Alticor which includes the development of our genetic risk assessment tests to be sold in combination with Alticor’s products. A portion of our resources is also devoted to the development of a new product for the periodontal market. Thus far, our revenue has consisted primarily of research payments from Alticor and minimal royalties from our periodontitis genetic risk assessment test known as PST®. We expect to continue incurring losses as we continue to develop our new tests and products.

The tremendous expansion of our understanding of the human genome will change the face of healthcare, including approaches to prevention and treatment of diseases. The ability to obtain detailed knowledge of an individual’s genetic information, the recent developments in the understanding of inflammation, and an aging “baby boomer” generation have converged to create an opportunity for us to leverage our core technology into a new approach in healthcare called “personalized wellness”.

Inflammation

One of the many benefits of the Human Genome Project is our new understanding of the role of single nucleotide polymorphisms (SNPs). Once used as a tool to help scientists decipher the human genome, SNP analysis now is the principal instrument used to dig much more deeply into the relevance of genetic variations for the benefit of human health. SNPs have been used to establish correlation between the presence or absence and risk or susceptibility to certain disease conditions. A variation in a common SNP may cause a gene to make a variant protein leading to a discernible physiological impact. We have focused on the SNP variations associated with inflammation and have conducted clinical studies involving over 20,000 individuals. Working with the University of Sheffield (Sheffield) in the United Kingdom, we have identified the function of several SNP variations that exert important influences on the body’s inflammatory response.

Inflammation is the overt expression of the body’s protective mechanism in response to a challenge. Over the last dozen years, understanding of the role of inflammation in several diseases has increased. It is now accepted that many chronic inflammatory diseases begin with a challenge to the tissues of the body and that the inflammatory response system of an individual mediates the clinical manifestation of the disease. The diagram below reflects some of the diseases that are thought to be significantly influenced by inflammation. It is now known that SNP variations in the genes that influence the inflammatory process can, in fact, predict a person’s risk/trajectory of a disease or a person’s response to certain medications.

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

If an individual has a strong inflammatory response, he may be more successful in clearing a bacterial infection than an individual with a less robust response. However, an individual with a strong response may be at increased risk for a more severe course in one or more of the chronic diseases of mid to later life, such as cardiovascular disease, osteoporosis, and Alzheimer’s disease.

Core Technology

Our intellectual property is highly focused on the discoveries that link genetic variation in key inflammation genes to risk for disease. Since the IL-1 and TNFa genes appear to be two of the strongest control points for the development and severity of inflammation, we have focused our efforts on them.

We have patents issued on single SNPs and SNP patterns in the IL-1 gene cluster as they relate to use for identifying individuals on the rapid path to chronic disease complications. We believe these patents are controlling relative to IL-1 SNP patterns that would be used for genetic risk assessment tests. We also have issued claims and filed applications that focus on the use of IL-1 and TNFa SNPs to screen for nutritional compounds that block inflammatory mechanisms in individuals with certain genetic patterns.

Although the biology of inflammation is complex, among the first genes activated with any injurious challenge are the genes for IL-1 and TNFa. These chemicals then activate multiple biochemical cascades that lead to the cellular and molecular mechanisms that constitute inflammation. In the early 1990’s we developed innovative computer modeling approaches to explore how complex biological systems were regulated. This led to the issuance of several patents. Using computer models, and clinical and laboratory data, we determined that IL-1 and TNFa were at critical biological leverage points, and we initiated research programs to determine if variations in expression of IL-1 and TNFa were clinically important. Our work in this area was sufficiently early to allow us to acquire a patent portfolio with broad coverage for the use of variations in IL-1 genes for predictive medicine, selection of appropriate therapeutics, and development of preventive and therapeutic agents.

In the early 1990’s, at the same time that we were beginning to focus on the importance of IL-1, Dr. Gordon Duff in the United Kingdom identified the first SNPs in the IL-1 genes, and he and other investigators demonstrated that individuals with some of those variations produced higher levels of IL-1.

In 1993, we initiated research collaborations with Dr. Duff, and in 1994, we initiated a joint venture agreement with him and Sheffield to investigate and patent the clinical use of variations in the genes that control inflammation.

Groups of IL-1 SNPs are often inherited together as patterns called haplotypes. We have a patent issued on haplotypes in the IL-1 gene cluster and their biological and clinical significance.

Studies by us and others have now shown that individuals who have certain IL-1 gene variations or patterns of variations:

•        tend to have increased levels of IL-1; and

•        tend to have increased levels of other inflammatory mediators that are downstream of IL-1.

Individuals with a particular IL-1 genotype have significantly higher levels of IL-1 and other inflammatory mediators. Individuals with another specific genotype pattern tend to have lower levels of inflammatory mediators. It is also important to note that the IL-1 gene variations, on which we are focused, are highly prevalent in the population, with 8-10% of the Caucasian population being homozygous (i.e., the individual has two copies of the variant) for the less frequent variant.

We have laboratory and human research systems for screening drug and nutrient compounds for their differential effects on people with different genetic variations. Patent applications have been filed on this technology. These systems are also used for discovering “biomarkers”, i.e., biological chemicals that are indicative of a disease process. The goals of our Functional Genetics screening systems and biomarker programs are as follows:

•        create IL-1 genotype/haplotype specific human cell lines for high throughput screening of nutritional products designed for the modulation of the inflammatory response; and

•        identify novel and proprietary biomarkers that allow one to monitor nutrient effects on the inflammatory response in individuals with certain genetic patterns.

Genetics of weight gain and loss

We have recently expanded our genetics intellectual property to include gene variations, or genotypes, that regulate one important mechanism involved in fat metabolism. When an individual consumes more calories than they burn, the excess energy is stored in fat cells as lipid droplets. One of the key chemicals that regulates the mobilization of fat from the lipid droplet to be burned as energy is called perilipin. Investigators at Tufts University Medical School and Tufts Human Nutrition and Research Center have identified variations in the perilipin gene that appear to regulate fat metabolism and body weight. Studies have been completed on several thousand individuals that show that women with one specific perilipin genotype weigh an average of 22 pounds more than women with another perilipin genotype. The first paper on these findings was published in 2004 in Clinical Genetics by Qi, Corella, Greenberg, Ordovas, and co-workers entitled: “Genetic variation at the perilipin (PLIN) locus is associated with obesity-related phenotypes in White women.” We have licensed all rights to the use of this genetic test for weight management and for the use of this genetic information to develop nutritional products to facilitate weight management in individuals who have certain perilipin gene variations. Additional studies are in progress.

Biomarker discovery and development systems

In addition to determining which gene variations assess which individuals may be more likely to develop earlier and more severe disease, we are discovering the specific SNPs that actually control the biology to cause the disease differences. These “functional SNPs” guide the identification of novel biomarkers for monitoring an individual’s disease status before the individual develops symptoms of disease or to monitor response to preventive or therapeutic agents to control the disease development. In addition, the functional SNPs provide “targets” for refining drug and nutrient benefits on a specific individual, also known as “pharmacogenetics” or “nutrigenetics”.

In the screening systems described above, we are working to identify which biomarkers are influenced by the differences in IL-1 functional SNPs. This information will be used to then screen nutritional and drug compounds that have the potential to modify the response to health challenges in people with a specific genetic variation.

Business Strategy

We are in the business of personalized healthcare. We are currently developing tests and plan to develop products that can help individuals improve and maintain their health through preventive measures. As highlighted in the diagram below, we plan to develop the following types of products:

•        genetic risk assessment tests;

•        preventive nutritional products (foods and nutritionals developed to prevent disease onset); and

•        personalized therapeutics that treat an individual with existing disease and use genetic information to expedite drug development and to target the drug use to individuals most likely to respond favorably.

We will use our intellectual property and expertise to develop products or acquire additional intellectual property that can be leveraged, through collaboration with partners, to address unmet market needs.

Product Development Approach

As reflected in the diagram below, our current commercial strategy is to partner with companies with formulation and manufacturing capabilities and those that have sales and marketing capabilities to distribute our products. We currently have no plans to develop our own sales force. The first of these strategic partnerships is the partnership we have with Alticor. The details of this partnership are described within the section titled “Strategic Alliances and Collaborations” beginning on page 14.

Critical Components to Our Commercialization Strategy

Our revenue model consists of:  1) charging a fee for processing a genetic risk assessment test and generating a personalized risk assessment report; and 2) receiving a royalty from sales of products developed with a partner, or profit sharing from product sales. Furthermore, we plan to collaborate with other companies in research and development. In these collaborations, we expect to receive a certain amount of research funding from the partner covering labor, material, overhead and a small amount of profit.

Products

Product Available for Sale

Our first genetic risk assessment test, PST®, identifies patients at risk for rapid progression of periodontitis. Periodontitis is a bacterially induced chronic inflammation that destroys the collagen fibers and bone that surround and support the teeth. Untreated, periodontitis will eventually result in tooth loss. Individuals who test positive for this genotype will normally be placed on a more frequent recall program with their dental provider, and would be candidates for more aggressive treatment with available therapeutics.

PST® was the result of the discovery of an association between specific IL-1 SNPs and severe periodontal disease. IL-1 is a cytokine protein that is known to play a role in inflammation and the expression of periodontal disease. Patients with this specific genotype have been found to progress more rapidly towards severe periodontal disease. It has also been determined that cells with this genotype produce as much as four times more IL-1 in response to the same bacterial challenge. Prevention or therapeutic intervention aimed at reducing the bacterial challenge should decrease the stimulus for IL-1 production and could thereby protect the patient against the potentially destructive effects of this genotype. Based on clinical trials we have conducted, we estimate that approximately 30% of the Caucasian population will test positive for this genotype.

We developed PST® under the terms of a project agreement with Sheffield. In November 1997, a patent related to the detection of genetic predisposition to periodontal disease was issued to us. We initiated commercial sales of PST® in October 1997 and the revenue derived from it to date has been minimal. We are currently marketing PST®, through various distributors in the U.S. and Europe. We are currently modifying PST® and planning to replace it with a new product that could be marketed together with a preventive nutritional product for periodontal disease.

Products in Development

We plan to develop three categories of products:

1.                Genetic Risk Assessment Tests — those that combine a genetic test with other disease-specific risk factors and produce a disease-specific personalized risk assessment. The information gathered from the genetic test and other sources is processed through a proprietary disease-specific algorithm to produce a personalized report. These products will be combined with a complementary product or service that provides a preventive or therapeutic solution to the problem. A strategic partner may provide these complementary products and services. Revenue from these products will be in the form of a processing fee charged to the strategic partner together with a minimal royalty from the complementary product sales.

2.                Preventive Nutritional Products — foods or nutritional products that are developed under a medical food regulatory pathway to assist in the therapy and management of a specific disease. These products will be sold through a strategic alliance with a distribution partner directly to physicians and medical professionals. Revenue from these products will either be a royalty on product sales or a profit sharing resulting from product sales.

3.                Personalized Therapeutics - compounds effective in the treatment of persons with a specific genetic variation that determines their response to the drug. These compounds may come from several sources, including, (i) off-patent drugs that can be re-patented as a treatment for a person who has a specific genotype disease, (ii) drugs that were discontinued during development but shown to be safe in humans which might gain approval if we were able to identify the specific patients for whom they will work, and (iii) drugs being developed, or recently launched for a specific indication that could also be developed for a different disease. Revenue from these products will consist of a processing fee for the test and royalties and milestone payments from product sales.

As of December 31, 2004, the following products were in our development pipeline:

Genetic Risk Assessment Tests

Cardiovascular Products (CUG-001, CJG-001, CKG-001)

The causes and mechanisms of atherosclerotic cardiovascular disease (CVD) are complex and not completely understood. Consequently, prediction, diagnosis and treatment of coronary artery disease has focused on the development of a set of risk factors that help to identify those individuals who are most at risk. Medical treatment and nutritional counseling focuses on modulation of any recognized risk factors that can be modified. The traditional CVD risk factors, such as high cholesterol, diabetes and smoking, account for slightly over half of first CVD events, such as heart attack. When this fact is considered together with the enormous cost to the healthcare system of treating all high-risk individuals with cholesterol lowering prescription drugs to prevent CVD, it is easy to understand why there is great interest in developing new tests to stratify individuals’ risk. Likewise, there is already a bewildering array of products confronting consumers who wish to enhance their own cardiovascular health through non-prescription dietary and nutritional approaches. We believe the rapid explosion in knowledge about variation in the human genome holds great promise for providing the scientific basis for tests that can help the healthcare practitioner and consumer better understand individual risk and make more informed decisions among medical and nutritional products.

Chronic inflammation is now a well-recognized risk factor in the development of CVD and for subsequent heart attacks. We have conducted studies that demonstrate certain variations (SNPs) in the IL-1 genes contribute to a pro-inflammatory state. One pattern of IL-1 SNPs leads to increased levels of inflammation and an increased risk of an acute myocardial infarction (heart attack). A second pattern of IL-1 SNPs leads to qualitative differences in inflammation and is associated with an increased risk of clogged heart arteries that produce pain on exercise (angina). Since the IL-1 SNPs that an individual is born with do not change, they may be used to predict risk for specific types of heart disease and to guide preventive therapies.

We are developing this product to be marketed with one of Alticor’s personalized nutritional products. The development of the genetic test is nearly complete, while the nutritional product is in late-stage development. Versions of this product are being developed for other regions outside of North America.

Osteoporosis Products (OUG-001, OJG-001, OKG-001)

Osteoporosis, the most common age-related bone disease, results in a decrease in the strength of the bone that leaves the affected individual more susceptible to fractures. According to the National Institute of Health, 10 million Americans suffer from the disease and another 34 million have low bone mass, placing them at increased risk for the disease. Although osteoporosis occurs in both men and women, it begins earlier and progresses more rapidly in women after menopause. The consequences of osteoporosis can be both physical and financial. Hip and vertebral fractures, which are commonly associated with osteoporosis, have a profound impact on quality of life. The National Institute of Health estimated that, as of 2003, direct financial expenditures (hospitals and nursing homes) for osteoporosis and related fractures are estimated to be $14 billion annually.

We have conducted several research projects with major osteoporosis centers. Results of these studies have indicated that a number of small variations in the IL-1 gene cluster, referred to as polymorphisms, are associated with a more rapid rate of bone loss and an increased risk of vertebral fracture in post-menopausal Caucasian women. A genetic predisposition test could identify women at elevated risk for developing osteoporosis-related vertebral fracture early in the course of the disease and allow these women and their physicians to practice preventive medicine. This would enable nutritional or therapeutic intervention or recommendations for changes in lifestyle or diet at an early stage, so that bone loss and fractures are minimized or prevented.

This product will combine the IL-1 SNPs with other SNPs in other genes known to be associated with bone loss to form a genetic panel. Once the development of the test panel is completed, we will begin the development of the algorithm that will incorporate other risk factors to generate a personalized risk assessment.

We are developing this product to be marketed with one of Alticor’s personalized nutritional products. Versions of this product are also being developed for other regions outside of North America.

Weight Management Product (WUG-001, WJG-001)

According to the 1999-2003 National Health and Nutrition Examination Survey (NHANES), an estimated 65% of adults in the U.S. are overweight (Body Mass Index > 25).   Overweight and obese individuals are at increased risk for many diseases including heart disease, type II diabetes, and some types of cancer. This product is in Clinical Phase of development. The objective is to identify individuals with specific genetic variations that affect how people gain and maintain weight. Another version of this product is being developed for a country outside of North America.

Preventive Nutritional Product

Periodontal Disease (PUN-001)

This product is in Early Research Phase of development. It consists of nutritional ingredients that will be formulated to be efficacious as part of the therapy and management of periodontal disease. We expect this product to be co-developed with a marketing partner with a presence in the dental market and with a manufacturing partner. The product is designed for patients who currently have severe periodontal disease or who have mild disease plus one of the risk factors for severe disease, including smoking, diabetes, or are positive for a genetic test for periodontal disease.

Personalized Therapeutic Products

Endometriosis (EUT-001)

This product is also in Early Research Phase of development. We considered multiple potential inflammatory disease targets and chose to do preliminary studies in endometriosis. We are doing a pre-clinical study in which we will be implanting genotype-specific human endometrial tissues into mice and treating them with various anti-inflammatory compounds. This study will lead us to the selection of the appropriate therapeutic compound to advance to the next development phase.

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

Clinical Development

As an internal procedural standard, we conduct three categories of clinical trials in conjunction with our genetic risk assessment tests. The first trial is called a proof of concept trial, used to prove a laboratory finding. The results of this trial are utilized to support the initial patent application and therefore the trial needs to be completed before the patent application can be filed. The second trial is a confirmatory trial. The purpose of the confirmatory trial is to independently confirm the results of the proof of concept trial. The third trial relates to clinical utility. The clinical utility trial is conducted to learn what is the most effective utilization of the test in actual clinical practice.

Product Development

Following confirmatory studies, additional trials are completed on larger populations to help develop broad scientific evidence supporting the clinical utility of each of our tests. Such additional trials not only strengthen the support for each test’s known use (e.g., detecting genetic susceptibility) but also lead to additional practical uses of the genetic risk assessment tests (e.g., use of the genetic risk assessment tests to determine a patient’s responsiveness to a given drug).

During this phase, the algorithm, for risk assessment products, is also being developed for testing in the clinical environment. Also during this phase, a business development effort gets underway to find a marketing and distribution partner and preliminary market research is launched.

Commercialization

At this phase, a partner is in place for the marketing and distribution of the product. We usually develop a scientific credibility program to obtain the support of thought-leaders in the disease area. The educational programs are put in place and training begins. In some instances, there may already be a firm order in place for a minimum number of genetic risk assessment tests.

During this phase, a brand name is developed for the product and, if necessary, a pilot launch of the product takes place to test receptivity and market adoption. A product can still be dropped at this phase if the pilot launch fails to meet expectations.

Product Pipeline Summary

The table below summarizes the current stage of development of the products described above.

We expect the market launch of our cardiovascular risk assessment test to occur in the first quarter of 2006. However, we have no guarantee that the complementary product from our partner will be successfully developed by that time or that the test and the nutritional product will be adopted by the target population when introduced to the market.

We have spent $4.1 million, $3.5 million and $3.1 million on research and development during the years ended December 31, 2004, 2003 and 2002, respectively. We expect to spend between $4.0 million and $5.0 million in 2005. These research and development expenses include research funded by Alticor.

Laboratory Testing Procedure

Each of our genetic risk assessment tests requires consumers, dentists or physicians to follow a specific protocol. To conduct a genetic risk assessment test, the doctor, dentist or consumer collects cells from inside the cheek on a brush and submits it to our laboratory. Our clinical laboratory then performs the test following our specific protocol and informs the dentist/physician or consumer of the results.

During 2004, we completed the construction of our state-of-the-art genetic testing laboratory (for which we will shortly seek approval under the Clinical Laboratory Improvement Act of 1988 (CLIA)) to process all the test samples resulting from the expected product launches. The regulatory requirements associated with a clinical laboratory are addressed under the section titled “Government Regulation” beginning on page 18. The capacity of the laboratory is approximately 1,000,000 tests per year with a full complement of equipment and personnel. We plan to partner with a number of reference laboratories to provide backup support should we receive samples beyond our capacity.

Marketing and Distribution Strategy

We will market and distribute our products through strategic partnerships. The type of sales and marketing partner will differ based on the type of products.

Genetic Risk Assessment Tests

Our marketing partner for these products will likely be a consumer product company with nutritional products that can mitigate the risk assessed by our tests. The nutritional products are likely to be personalized (based on the individual’s genetics). Alticor is one such partner. We expect the market launch of our cardiovascular risk assessment test, the first of our tests to be distributed in Alticor’s multi-level marketing channel, to occur in the first quarter of 2006.

Another type of marketing partner for these products could be a specialty health/wellness company with a large membership of individuals motivated to maintain wellness. These companies could be regionally or nationally located.

Preventive Nutritional Products

Our sales and marketing partner for these products will most likely either be a consumer or a pharmaceutical product company with a sales force that call on medical/dental professionals. Although the sales representatives may detail the medical/dental professionals, access to the product by patients may or may not require a prescription. The partner is likely to have national or worldwide distribution capabilities.

Personalized Therapeutic Products

Our sales and marketing partner for these products will likely be a pharmaceutical company that is a late entry in a particular disease market and is seeking a product with a differentiating feature. The partner is likely to be progressive in genomics technology and have appreciation for the value of personalized medicine.

Reimbursement

The availability and levels of reimbursement by governmental and other third-party payers affect the market for any healthcare service. These third-party payers continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products and services. We believe that the extent of third-party payer reimbursement will heavily influence physicians’ and dentists’ decisions to recommend genetic risk assessment tests, as well as patients’ elections to pursue testing.

We expect consumers to pay out-of-pocket for their personalized risk reports. Further, our distribution agreement with Alticor entered into in early 2004 calls for us to invoice Alticor directly for the processed tests and, therefore we will not be subject to third-party reimbursement. We have some products under development that may require third-party reimbursement. To the extent that some of our products are sold through the medical channel, our ability to successfully commercialize these products will depend on obtaining adequate reimbursement from third-party payers.

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

Alticor

In March 2003, we entered into a broad strategic alliance with Alticor to develop and market novel nutritional and skin care products. The alliance utilizes our intellectual property and expertise in genomics to develop personalized consumer products. Alticor has a long history of manufacturing and distributing high quality nutritional supplements and skin care products to a worldwide market through the multi-level marketing channel.

The alliance has included an equity investment, multi-year research and development agreements, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations. The financial elements of this alliance are described in greater detail in the section titled “Liquidity and Capital Resources” beginning on page 32.

In broad terms, we expect that this alliance will open our research and development products to our partner’s proven marketing and distribution channels. We believe that the benefits derived from nutritional products that are being developed by Alticor will be greatly enhanced by applying our deeper understanding of the underlying human genetics. Further, Alticor and we share a belief that the future of personalized nutritional supplementation and skin care will be based on an individual’s genetic makeup. This alliance will focus on developing genetic risk assessment tests to determine a genetic profile of an individual and developing nutritional supplements and skin care products that will benefit individuals of that genetic profile.

University of Sheffield

We have followed a strategy of working with partners at the fundamental discovery stage. This strategy has given us access to discoveries while reducing up-front research expenses. Since 1994, we have had an alliance with Sheffield. Under this alliance, Sheffield has conducted fundamental discovery and genetic analysis, and we have focused on product development, including clinical trials, and the commercialization of these discoveries.

In 1999, we entered into a new arrangement with Sheffield and its investigators replacing the research and development agreement that had been in place with Sheffield since 1996. Pursuant to that arrangement, we issued an aggregate of 475,000 shares of our common stock to Sheffield and certain of its investigators in exchange for the relinquishment by Sheffield of its interests under certain previous agreements with us. In addition, that agreement required us to issue to Sheffield and certain of its investigators options to purchase an aggregate of 50,000 shares of stock at the current market price each June 30th during the period of time the arrangement was in place. Sheffield was entitled to additional options to purchase 10,000 shares of stock at the current market price each June 30th for each patent that was filed on our behalf during the previous twelve months. The agreements with Sheffield and certain of its investigators expired in June 2004. We renegotiated the agreement with a Sheffield investigator to include a retainer and travel expenses but included no stock options through September 30, 2005 with an annual automatic renewal unless sooner terminated.

Other Academic Research Collaborations

In addition to our collaborations with Sheffield, we have active research collaborations at the following academic institutions:

Tufts University

We have licensed genetic technology from Tufts University related to the control of fat metabolism, body weight, and metabolic syndrome. We have active research agreements with Tufts that are focused on the genetics of body weight and on the development of products that alter fat metabolism and body weight. These studies are under the direction of Drs. Jose Ordovas and Andrew Greenberg at Tufts.

Mayo Clinic

We previously funded and conducted a clinical study of genetics and cardiovascular disease at the Mayo Clinic. Although the clinical phase of this project is completed, further research on the clinical data and on the patients’ DNA continues in collaboration with Dr. Peter Berger who was the principal investigator at Mayo but is now Head of Interventional Cardiology at Duke University.

University of California in San Francisco (UCSF)

We have studies with UCSF in late stages that are focused on the genetics of osteoporosis and the genetics of cardiovascular disease.

These studies are under the direction of Drs. Stephen Cummings and Katherine Stone.

Boston University

We have funded research at Boston University Medical Center to determine the influence of IL-1 gene variations on biochemical factors involved in various inflammatory diseases that are the targets for drug development by multiple companies. This information will be used to develop pharmacogenetic tests.

University of Arkansas

In March 2002, we entered into a collaboration with the University of Arkansas for Medical Sciences College of Medicine to study how genetic variations in inflammatory genes influenced risk for Alzheimer’s Disease and to identify potential drug targets for that disorder. The collaboration is ongoing. In addition, we have recently completed studies at the University of Arkansas on the influence of genetic variations on muscle function with aging and in response to exercise.

PST® Commercial Partnerships

Hain Diagnostika/ADS GmbH and Laboral International

In December 2000, we entered into an exclusive seven-year license agreement with Hain Diagnostika/ADS GmbH (Hain) for the marketing, distribution and processing of PST® in all countries outside of North America and Japan. In May 2003, we amended the agreement with Hain to a non-exclusive license limited to the European Territory. Since then we added Laboral International as a non-exclusive PST® distributor in Europe. Revenue from Hain and Laboral International was minimal in 2004 and 2003.

Kimball Genetics, Inc.

In September 2000, we entered into a 5-year agreement with Kimball Genetics, Inc. to process PST® tests and market the product in the United States on a non-exclusive basis. Since December 2001, Kimball has been our sole marketing partner within the United States. We receive a royalty from Kimball for every PST® test processed. Revenue from Kimball was minimal in 2004 and 2003.

Intellectual Property

Our commercial success may depend at least in part on our ability to obtain appropriate patent protection on our drug discovery and diagnostic products and methods. We currently own exclusive rights in twenty issued U.S. patents, which have expiration dates between 2015 and 2020, and have twenty additional U.S. patent applications pending, which are based on novel genes or novel associations between particular gene sequences and certain inflammatory diseases, and disorders. Of the twenty issued patents, sixteen relate to genetic tests for periodontal disease, osteoporosis, asthma, coronary artery disease, sepsis and disease associated with IL-1 inflammatory haplotypes, three relate to BioFusion, our biologic modeling software, and one relates to a transgenic mouse model.

We have been granted a number of corresponding foreign patents and have a number of foreign counterparts of our U.S. patents and patent applications pending.

We have received trademark protection for PST®, our periodontal genetic risk assessment test. Our proprietary technology is subject to numerous risks, which we discuss in “Certain Factors That May Affect Future Results of Operations or the Market for Our Common Stock” beginning on page 19 of this report.

Competition

The competition in the field of Personalized Health is not well defined due to lack of an established market and customer base. The concept is new and requires consumers to do things differently, hence it is a “disruptive technology”. Adoption of such technologies typically requires substantial market development and customer prospecting. There are a few companies offering predisposition tests and product recommendations but we believe they neither have the intellectual property nor the scientific credibility required to provide leadership or present a real competitive obstacle to us. We intend to lead the Personalized Health sector with products that meet a specific market need in a targeted segment so as to facilitate adoption of the technology.

There are a number of companies involved in identifying and commercializing genetic markers in the form of a genetic test; however, the companies differ in product end points and target customers. The companies in the industry break down into four sectors, including, 1) Predictive Medicine Companies, 2) SNP Discovery Companies, 3) Personalized Health Companies, and 4) Technology Platform Companies.

Our potential competitors in the United States and abroad are numerous and include, among others, major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions. Many of our potential competitors have considerably greater financial, technical, marketing and other resources than we have, which may allow these competitors to discover important genes or successfully commercialize these discoveries before us. If we do not discover disease-predisposing genes, characterize their functions, develop genetic tests and related information services based on such discoveries, obtain regulatory and other approvals, and launch these services or products before competitors, we could be adversely affected. Additionally, some of our competitors receive data and funding from government agencies. To the extent our competitors receive data and funding from those agencies at no cost to them, they may have a competitive advantage over us.

In the case of newly introduced products requiring “change of behavior” (such as genetic risk assessment tests), multiple competitors may accelerate market acceptance and penetration through increasing awareness. Moreover, two different genetic risk assessment tests for the same disease may in fact test or measure different components, and thus, actually be complementary when given in parallel as an overall assessment of risk, rather than being competitive with each other.

Furthermore, the primary focus of most companies in the field is performing gene-identification research for pharmaceutical companies for therapeutic purposes, with genetic risk assessment testing being a secondary goal. In contrast, our primary business focus is developing and commercializing genetic risk assessment tests for common diseases and forward-integrating these tests with additional products and services. We anticipate only an ancillary drug discovery program, if any.

Government Regulation

The sampling of blood, saliva or cheek scrapings from patients and subsequent analysis in a central clinical laboratory does not, at the present time, require Federal Drug Administration (FDA) or regulatory authority approval inside the U.S. for either the sampling procedure or the analysis itself. The samples are collected using standard materials previously approved as medical devices, such as sterile lancets and swabs. The testing procedure itself is performed in one or more registered, certified clinical laboratories under CLIA, administered by the Health Care Financing Administration. The federal regulations governing approval of the laboratory facilities and applicable state and local regulations governing the operation of clinical laboratories would also apply to the laboratories performing tests for us. Changes in such regulatory schemes could require advance regulatory approval of genetic risk assessment tests sometime in the future and could have a material adverse effect on our business. In addition, certain billing practices require that we, or a subsidiary, be licensed and regulated under CLIA.

In addition, while our main focus is on genetic risk assessment testing, we may, in the future, endeavor to partner with pharmaceutical companies in the area of drug development. Any drug products developed by us or our future collaborative partners, prior to marketing in the United States, would be required to undergo an extensive regulatory approval process by the FDA. The regulatory process, which includes preclinical testing and clinical trials of each therapeutic product in order to establish its safety and efficacy, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory agency approval. In addition, delays or rejections may be encountered during the period of therapeutic development, including delays during the period of review of any application. Delays in obtaining regulatory approvals could adversely affect the marketing of any therapeutics developed by us or our collaborative partners, impose costly procedures upon us and our collaborative partners’ activities, diminish any competitive advantages that we and our collaborative partners may attain and adversely affect our ability to receive royalties.

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

Other Information

Our executive offices are located at 135 Beaver Street, Waltham, Massachusetts 02452, and our telephone number is 781/398-0700. We were incorporated in Texas in 1986 and we re-incorporated in Delaware in March 2000. We maintain a website at www.ilgenetics.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to such reports are available to you free of charge through the Investor Relations Section of our website as soon as practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on our website is not incorporated by reference into this Form 10-K. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website.

Employees

As of April 19, 2005, we had eighteen full-time and part-time employees. Of our employees, ten were engaged primarily in the research, development and commercialization of tests and eight were engaged primarily in administrative or managerial activities. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Certain Factors That May Affect Future Results of Operations or the Market for Our Common Stock

We have a history of operating losses and expect these losses to continue in the future.

We have experienced significant operating losses since our inception and expect these losses to continue for some time. We incurred losses from operations of $5.1 million in 2002, $5.9 million in 2003 and $6.7 million in 2004. As of December 31, 2004, our accumulated deficit was $54.6 million. Our losses result primarily from research and development, general and administrative expenses. We have not generated significant revenue from product sales, and we do not know if we will ever generate sufficient revenue from product sales to cover our operating expenses. We will need to generate significant revenue to continue our research and development programs and achieve profitability. We cannot predict when, if ever, we will achieve profitability.

The market for genetic risk assessment tests is unproven.

The market for genetic risk assessment tests is at an early stage of development and may not continue to grow. The general scientific community, including us, has only a limited understanding of the role of genes in predicting disease. When we identify a gene or genetic marker that may predict disease, we conduct clinical trials to confirm the initial scientific discovery and to establish the scientific discovery’s clinical utility in the marketplace. The results of these clinical trials could limit or delay our ability to bring the test to market, reduce the test’s acceptance by our customers or cause us to cancel the program, any of which limit or delay sales and cause additional losses. The only genetic risk assessment test we currently market is PST®, and it has produced only minimal revenue to date. The marketplace may never accept our products, and we may never be able to sell our products at a profit. We may not complete development of or commercialize our other genetic risk assessment tests.

The success of our genetic risk assessment tests will depend upon their acceptance as medically useful and cost-effective by patients, physicians, dentists, other members of the medical and dental community and by third-party payers, such as insurance companies and the government. We can achieve broad market acceptance only with substantial education about the benefits and limitations of genetic risk assessment tests. Our tests may not gain market acceptance on a timely basis, if at all. If patients, dentists and physicians do not accept our tests, or take a longer time to accept them than we anticipate, then it will reduce our anticipated sales, resulting in additional losses.

The market for personalized healthcare is unproven.

The competition in the field of Personalized Health is not well defined due to a lack of an established market and customer base. The concept is new and requires consumers to do things differently, hence may be considered a “disruptive technology”. Adoption of such technology requires substantial market development and customer prospecting. There are a few companies offering predisposition tests or health risk assessments and product recommendations based upon these assessments. Activities in these areas remain small and the overall market is unproven. While both Alticor and we have done some initial market research regarding the marketability of these products, there can be no assurance that these products will be successful upon launch or that they can be sold at sufficient margins to make them profitable to our partners or us. If customers do not accept our tests, or take a longer time to accept them than we anticipate, then it will reduce our anticipated sales, resulting in additional losses.

We rely heavily on third parties to perform sales, marketing and distribution functions on our behalf, which could limit our efforts to successfully market products.

We have limited experience and capabilities with respect to distributing, marketing and selling genetic risk assessment tests. We have relied and plan to continue to rely significantly on sales, marketing and distribution arrangements with third parties, over which we have limited influence. If these third parties do not successfully market our products, it will reduce our anticipated sales and increase our losses. If we are unable to negotiate acceptable marketing and distribution agreements with future third parties, or if in the future we elect to perform sales, marketing and distribution functions ourselves, we will incur significant costs and face a number of additional risks, including the need to recruit experienced marketing and sales personnel. In March 2003, we entered into a strategic alliance with Alticor. As part of this alliance, Alticor will conduct sales, marketing and distribution functions on our behalf. In February 2004, we received a purchase order from Alticor for a firm minimum order of genetic risk assessment tests to be delivered during the first year of product launch.  While Alticor has far more experience and success in marketing, selling and distributing products than we do, we could become very dependent upon their success and their failure to successfully market our products could reduce our anticipated sales and increase our losses.

If we fail to obtain additional capital, or obtain it on unfavorable terms, then we may have to end our research and development programs and other operations.

We anticipate that our current and anticipated financial resources are adequate to maintain our current and planned operations through mid-2006. If we are not generating sufficient cash or cannot raise additional capital prior to that date, we will be unable to fund our business operations and will be required to seek other strategic alternatives.

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

As of December 31, 2004, a single stockholder owned, or had rights to own approximately 57.7% of our outstanding common stock. Accordingly, this stockholder will be able to determine the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Certificate of Incorporation or By-Laws and the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets. This stockholder may make decisions that are adverse to other stockholders’ or warrantholders’ interests. This ownership concentration may also adversely affect the market price of our common stock. Three of our four directors are individuals chosen by this single stockholder. These directors might pursue policies in the interest of this single stockholder to the detriment of our other stockholders.

The Series A Preferred Stock has certain rights which are senior to common shareholder rights and this may reduce the value of the common stock.

The Series A Preferred Stock, which was issued to Alticor in March 2003, accrues dividends at the rate of 8% of the original purchase price per year, payable only when, as and if declared by the Board of Directors and are non-cumulative. If we declare a distribution, with certain exceptions, payable in securities of other persons, evidences of indebtedness issued by us or other persons, assets (excluding cash dividends) or options or rights to purchase any such securities or evidences of indebtedness, then, in each such case the holders of the Series A Preferred Stock shall be entitled to a proportionate share of any such distribution as though the holders of the Series A Preferred Stock were the holders of the number of shares of our common stock into which their respective shares of Series A Preferred Stock are convertible as of the record date fixed for the determination of the holders of our common stock entitled to receive such distribution.

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

If we fail to obtain an adequate level of reimbursement for our products or services by third-party payers, then our products and services will not be commercially viable.

The availability and levels of reimbursement by governmental and other third-party payers affect the market for any healthcare service. These third-party payers continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products and services. To the extent that our products are sold through the medical channel, our ability to successfully commercialize our existing genetic risk assessment test and others that we may develop depends on obtaining adequate reimbursement from third-party payers. The extent of third-party payer reimbursement will likely heavily influence physicians’ and dentists’ decisions to recommend genetic risk assessment tests, as well as patients’ elections to pursue testing. If reimbursement is unavailable or limited in scope or amount, then we cannot sell our products and services profitably. In particular, third-party payers tend to deny reimbursement for services which they determine to be investigational in nature or which are not considered “reasonable and necessary” for diagnosis or treatment. To date, few third-party payers have agreed to reimburse patients for genetic risk assessment tests, and we do not know if third-party payers will, in the future, provide full reimbursement coverage for these genetic tests. If third-party payers do not provide adequate reimbursement coverage, then individuals may choose to directly pay for the test. If both third-party payers and individuals are unwilling to pay for the tests, then the number of tests we can sell will be significantly decreased, resulting in reduced revenue and additional losses.

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

We own exclusive rights in twenty issued U.S. patents and have a number of additional U.S. patent applications pending. We have also been granted a number of corresponding foreign patents and have a number of foreign counterparts of our U.S patents and patent applications pending. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific and factual questions. Our ability to develop and commercialize products and services depends on our ability to:

•        Obtain patents;

•        Obtain licenses to the proprietary rights of others;

•        Prevent others from infringing on our proprietary rights; and

•        Protect trade secrets.

Our pending patent applications may not result in issued patents or any issued patents may never afford meaningful protection for our technology or products. Further, others may develop competing products, which avoid legally infringing upon, or conflicting with, our patents. In addition, competitors may challenge any patents issued to us, and these patents may subsequently be narrowed, invalidated or circumvented.

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

We may not have rights under patents or patent applications that are related to our current or proposed products. Third parties may own or control these patents and patent applications in the United States and abroad. Therefore, in some cases, to develop or sell any proposed products or services, with patent rights controlled by third parties, our collaborators or we may seek, or may be required to seek, licenses under third-party patents and patent applications. If this occurs, we will pay license fees or royalties or both to the licensor. If licenses are not available to us on acceptable terms, our collaborators or we may be prohibited from developing or selling our products or services.

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

Our competitors may develop risk assessment tests that are more effective than our technologies or that make our technologies obsolete. Innovations in the treatment of the diseases in which we have products or product candidates could make our products obsolete. These innovations could prevent us from selling, and significantly reduce or eliminate the markets for, our products.

We may be prohibited from fully using our net operating loss carryforwards, which could affect our financial performance.

As a result of the losses incurred since inception, we have not recorded a federal income tax provision and have recorded a valuation allowance against all future tax benefits. As of December 31, 2004, we had net operating loss carryforwards of approximately $39.5 million for federal and state income tax purposes, expiring in varying amounts through the year 2024. We also had a research tax credit of approximately $761,000 at December 31, 2004 that expires in varying amounts through the year 2024. Our ability to use these net operating loss and credit carryforwards is subject to restrictions contained in the Internal Revenue Code which provide for limitations on our utilization of our net operating loss and credit carryforwards following a greater than 50% ownership change during the prescribed testing period. We have experienced two such ownership changes. One change arose in March 2003 and the other was in June 1999. As a result, all of our net operating loss carryforwards will be limited in utilization. The annual limitation may result in the expiration of the carryforwards prior to utilization. In addition, in order to realize the future tax benefits of our net operating loss and tax credit carryforwards, we must generate taxable income, of which there is no assurance.

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

The sale, performance or analyses of our genetic tests do not currently require FDA or other federal regulatory authority approval. Changes in existing regulations could require advance regulatory approval of genetic risk assessment tests, resulting in a substantial curtailment or even prohibition of our activities without regulatory approval. If our genetic tests ever require regulatory approval, on either a state or federal level, then the costs of introduction will increase and marketing and sales of products may be significantly delayed. We anticipate that the testing procedure itself will be performed primarily in our own genetic testing laboratory which will need to be certified under the auspices of the Clinical Laboratory Improvement Act of 1988 (CLIA), administered by the Health Care Financing Administration. We anticipate there will also be additional state and local regulations governing the operation of this laboratory. A delay in receiving CLIA certification or any applicable state or local certification would reduce our revenue and increase our net losses.

We may be subject to product liability claims that are costly to defend and that could limit our ability to use some technologies in the future.

The design, development, manufacture and use of our genetic risk assessment tests involve an inherent risk of product liability claims and associated adverse publicity. Producers of medical products face substantial liability for damages in the event of product failure or allegations that the product caused harm. We currently maintain product liability insurance, but it is expensive and difficult to obtain, may not be available in the future on economically acceptable terms and may not be adequate to fully protect us against all claims. We may become subject to product liability claims that, even if they are without merit, could result in significant legal defense costs. We could be held liable for damages in excess of the limits of our insurance coverage, and any claim or resulting product recall could create significant adverse publicity.

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

Our failure to timely assess and report on the effectiveness of our internal control over financial reporting in accordance with U.S. federal securities laws and the resulting disclaimer from our independent registered public accounting firm may expose us to regulatory sanctions and cause a loss of investor confidence in our internal controls, and adversely affect the trading price of our shares.

As of December 31, 2003, we were not an “accelerated filer” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) and, therefore, did not expect to be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 until the fiscal year ending December 31, 2005. However, because our public common float exceeded $75 million on June 30, 2004, we became obligated to comply with Section 404 for the fiscal year ended December 31, 2004. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting as of our most recent fiscal year end and a report by our independent registered public accounting firm of their opinions on our assessment. Management has selected the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Management did not complete its work related to the year ended December 31, 2004. Because of this, Grant Thornton LLP was unable to, and did not, express an opinion on management’s assessment of its internal control over financial reporting for our fiscal year ended December 31, 2004. Our failure to timely implement an evaluation framework and complete our assessment of our internal control over financial reporting, identify and remediate any material weaknesses that may exist, and our auditors’ inability to provide an opinion on management’s assessment, could expose us to regulatory sanctions or cause a loss of investor confidence in our internal controls, and in turn might adversely affect the market price of our common stock.

Our dependence on key executives and scientists could adversely impact the development and management of our business.

Our success substantially depends on the ability, experience and performance of our senior management and other key personnel. If we lose one or more of the members of our senior management or other key employees, it could damage our development programs and our business. In addition, our success depends on our ability to continue to hire, train, retain and motivate skilled managerial and scientific personnel. The pool of personnel with the skill that we require is limited. Competition to hire from this limited pool is intense. We compete with numerous pharmaceutical and healthcare companies, as well as universities and nonprofit research organizations in the highly competitive Boston, Massachusetts’s business area. Loss of the services of Dr. Philip R. Reilly, our Chief Executive Officer, Dr. Kenneth Kornman, our President and Chief Scientific Officer, or Mr. Fenel M. Eloi, our Chief Operating Officer and Chief Financial Officer, could delay our research and development programs or otherwise damage our business. In March 2003, we entered into employment agreements with three-year terms with Dr. Reilly, Dr. Kornman and Mr. Eloi. Each of these employees can terminate his employment upon 30 days notice. We do not maintain key man life insurance on any of our personnel.

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

Item 2.   Properties

Our offices and laboratories are located at 135 Beaver Street. In February 2004, we entered into a new lease expanding our space to approximately 19,000 square feet and extended the term of the lease through March 2009.

Item 3.   Legal Proceedings

We are not currently a party to any material legal proceedings and management is not aware of any contemplated proceedings by any governmental authority against us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The Nasdaq SmallCap Market on November 26, 1997 under the symbol “MSSI” and on the Boston Stock Exchange under the symbol “MSI.” In August 1999, our common stock symbol changed to “ILGN” on the Nasdaq SmallCap Market and “ILG” on the Boston Stock Exchange. On December 10, 2002, our common stock was delisted from the Nasdaq SmallCap Market and began trading on the OTC Bulletin Board under the symbol “ILGN.OB”. The common stock currently trades on the OTC Bulletin Board and the Boston Stock Exchange. Prior to November 1997, there was no established trading market for the common stock. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock, as reported by the OTC Bulletin Board.

	High	Low
2004:
First Quarter	$5.00	$3.75
Second Quarter	$5.01	$4.05
Third Quarter	$4.93	$2.76
Fourth Quarter	$4.59	$2.70

	High	Low
2003:
First Quarter	$1.73	$0.48
Second Quarter	$3.34	$1.70
Third Quarter	$3.27	$2.10
Fourth Quarter	$5.13	$3.10

Stockholders

As of April 19, 2005, there were approximately 119 stockholders of record and according to our estimates, 2,100 beneficial owners of our common stock.

Dividends

We have not declared any dividends to date and do not plan to declare any dividends on our common stock in the foreseeable future.

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.   Selected Financial Data

The following table sets forth our financial data as of and for each of the five years ended December 31, 2004. The selected financial data as of and for each of the five years ended December 31, 2004 has been derived from our financial statements. Our financial statements and the related reports as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

	Year Ended December 31,
	2004	2003(1)	2002	2001	2000
Statement of Operations Data:
Revenue	$34,671	$54,105	$289,908	$202,942	$256,387
Cost of revenue	351	20,658	484	48,674	183,833
Gross profit	34,320	33,447	289,424	154,268	72,554
Operating Expenses:
Research and development	4,078,316	3,457,861	3,082,484	2,686,621	2,167,409
Selling, general and administrative	2,658,037	2,443,219	2,333,314	2,244,274	3,093,379
Total operating expenses	6,736,353	5,901,080	5,415,798	4,930,895	5,260,788
Loss from operations	(6,702,033)	(5,867,633)	(5,126,374)	(4,776,627)	(5,188,234)
Other income (expense):
Interest income	58,115	48,535	26,784	263,435	280,298
Interest expense	(140,410)	(144,804)	(71,894)	(9,818)	(22,514)
Amortization of note discount	(461,874)	(595,014)	(150,082)	—	—
Other income (expense)	—	2	15,447	304	(48,377)
Net loss	$(7,246,202)	$(6,558,914)	$(5,306,119)	$(4,522,706)	$(4,978,827)
Accretion of convertible preferred stock discount	—	(8,094,727)	—	—	—
Net loss attributable to common stockholders	$(7,246,202)	$(14,653,641)	$(5,306,119)	$(4,522,706)	$(4,978,827)
Basic and diluted net loss per common share	$(0.31)	$(0.63)	$(0.24)	$(0.21)	$(0.27)
Weighted average common shares outstanding	23,482,642	23,193,195	21,713,432	21,049,437	18,315,320

	As of December 31,
	2004	2003(1)	2002	2001	2000
Selected Balance Sheet Data:
Cash, cash equivalents and marketable securities	$4,528,425	$4,759,453	$733,848	$3,922,736	$5,390,601
Working capital	$3,276,072	$4,216,466	$(279,029)	$3,270,667	$4,457,828
Total assets	$6,185,501	$5,340,604	$1,249,779	$4,393,126	$5,694,511
Long term debt and capital lease obligations, less current portion	$1,212,691	$765,129	$1,518,322	$11,091	$46,989
Stockholders’ equity (deficit)	$3,527,507	$3,912,371	$(1,384,560)	$3,550,548	$4,493,805

(1)   As restated, see Note 2 to the consolidated financial statements included in Item 8.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

We are in the business of personalized health. We are developing tests and products that can help individuals improve and maintain their health through preventive measures. We plan to develop the following types of products: 1) genetic risk assessment products, 2) preventive nutritional products (foods and nutritionals developed to prevent disease onset), and 3) personalized therapeutics that treat an individual with existing disease and use genetic information to expedite drug development and to target the drug use to individuals most likely to respond favorably. We will use our intellectual property and expertise to develop products or acquire additional intellectual property that can be leveraged, through collaboration with partners, to address unmet market needs. We are currently developing a number of genetic risk assessment tests to be distributed by Alticor in their multi-level marketing channel, the first of which the market launch is expected to occur in the first quarter of 2006.

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

Our revenue model consists of : 1) charging a fee for processing a genetic risk assessment test and generating a personalized risk assessment report; and 2) receiving a royalty from sales of products developed with a partner, or profit sharing from product sales. Furthermore, we plan to collaborate with other companies in research and development. In these collaborations, we expect to receive a certain amount of research funding from the partner covering labor, material, overhead and a small amount of profit. Our first such collaboration is with Alticor for the development of personalized nutritional and skincare products.

In March 2003, we entered into a broad strategic alliance with several affiliates of Alticor to develop and market personalized nutritional and skin care products. The alliance utilizes our intellectual property and expertise in genomics to develop personalized consumer products. Alticor has a long history of manufacturing and distributing high quality nutritional supplements and skin care products to a worldwide market through the multi-level marketing channel.

We are devoting most of our resources to the support of the strategic collaboration with Alticor which includes the development of our genetic risk assessment tests to be sold in combination with Alticor’s products. A portion of our resources is also devoted to the development of a new product for the periodontal market. Our funding has consisted primarily of research payments from Alticor and trivial royalties from PST®. Additionally, we expect to continue incurring losses as we continue to develop our new tests and products.

The alliance has included an equity investment, multi-year research and development agreements, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations. The financial elements of this alliance are described in greater detail in the section titled “Liquidity and Capital Resources” beginning on page 32.

Sufficiency of working capital remains our greatest challenge. The amount of cash generated from research collaborations with Alticor is not adequate to fund our operations, thus, resulting in an annual cash burn. The situation is, however, improving as discussed in the “Liquidity and Capital Resources” section beginning on page 32. Our current cash resources, together with additional research agreements, anticipated revenue from product launches, and other arrangements are adequate to fund operations through mid-2006.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to the consolidated financial statements included in this report. We believe our most critical accounting policies are in the areas of our strategic alliance with Alticor, stock-based compensation and income taxes. We do not include the value of stock options issued to employees or our Directors as an expense. Had we expensed our stock-based compensation using the Black-Scholes option-pricing model described below, our losses would have increased $875,000 in 2004 (or $0.04 per common share), $1,145,000 in 2003 (or $0.05 per common share) and $752,000 in 2002 (or $0.04 per common share).

Strategic alliance with Alticor:

We account for our strategic alliance with Alticor in accordance with Emerging Issues Task Force (EITF) No. 01-1, Accounting for Convertible Instruments Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash (EITF No. 01-1). Under EITF No. 01-1, the proceeds received from Alticor in connection with the March 5, 2003 transaction must first be allocated to the fair value of the convertible instruments issued. As of March 5, 2003, the fair value of the convertible instruments issued was $23.7 million; therefore any proceeds received from Alticor in connection with the March 5, 2003 transaction, up to $23.7 million, will be recorded as equity.

Stock-based compensation:

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB No. 25, no stock-based compensation is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time. The following table illustrates the effect on net loss and loss per common share if we had applied the fair value recognitions provisions of Statement of Financial Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002. The stock compensation expense in the below table recognizes the expense over the vesting period of the stock options.

	Years Ended December 31,
	2004	2003	2002
		(As Restated)
Net loss attributable to common stockholders:
As reported	$(7,246,202)	$(14,653,641)	$(5,306,119)
Stock-based employee compensation expense	874,847	1,145,079	752,134
Pro forma	$(8,121,049)	$(15,798,720)	$(6,058,253)
Basic and diluted net loss per common share:
As reported	$(0.31)	$(0.63)	$(0.24)
Pro forma	$(0.35)	$(0.68)	$(0.28)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed in the table below for a stock that does not pay dividends.

	Years Ended December 31,
	2004	2003	2002
Risk-free interest rate	4.00%	4.00%	4.00%
Expected life	7 years	7 years	7 years
Expected volatility	80%	80%	100%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options. Our employee stock options have characteristics significantly different from those of traded options such as extremely limited transferability and, in most cases, vesting restrictions. In addition, the assumptions used in option valuation models (see above) are based upon historical averages that may not predict future results, particularly the expected stock price volatility of the underlying stock. Because changes in these input assumptions can materially affect the fair value estimate, in management’s opinion, existing valuation models do not provide a reliable, single measure of the fair value of our employee stock options.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which we currently use for our footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires us to adopt the new accounting provisions beginning in 2006. We currently account for our stock-based compensation plans in accordance with APB No 25. Therefore, the adoption of this statement is likely to have a material effect on our consolidated financial results.

Income taxes:

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $15.2 million as of December 31, 2004, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Revenue for the year ended December 31, 2004 was $35,000 compared to $54,000 for the year ended December 31, 2003, a decrease of $19,000 or 36%. Royalties on PST® sales were $18,000 (1,719 tests) and $21,000 (1,803 tests) for 2004 and 2003, respectively. Both years include licensing revenue of $16,000. Revenue of $17,000 associated with a one-time funded study was included for the year ended December 31, 2003.

Research and development expenses were $4.1 million for the year ended December 31, 2004 compared to $3.5 million for the year ended December 31, 2003, an increase of $620,000 or 18%.

Funded research and development expenses were $2.7 million for the year ended December 31, 2004 compared to $1.4 million for the year ended December 31, 2003, an increase of $1.3 million or 89%. In March 2003, we entered into a research agreement with Alticor to develop genetic tests and software to assess personalized risk and develop and use screening technologies to validate the effectiveness of the nutrigenomic consumables Alticor is developing. Additionally, we will play a key role in enhancing and maintaining scientific credibility in academic and medical communities. After our initial focus in developing products for the United States and Canada, we expect that we will expand our focus to include developing nutrigenomic products for sale overseas and developing products in the United States and overseas in other area of wellness and skin care. Research and development expenses associated with this agreement were $1.9 million and $1.4 million for the years ended December 31, 2004 and 2003, respectively. In June 2004, we entered into another research agreement with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. Research and development expenses associated with this agreement were $673,000 for the year ended December 31, 2004. In addition, during 2004 and 2003, we conducted genotyping tests for Alticor for research purposes. The costs associated with these tests were $90,000 for the year ended December 31, 2004 and $52,000 for the same period in 2003.

Unfunded research and development expenses were $1.4 million for the year ended December 31, 2004 compared to $2.0 million for the year ended December 31, 2003, a decrease of $645,000 or 32%. The decrease in unfunded research and development expenses reflects a re-allocation of internal resources from internally funded projects to the funded research projects. This decrease was partially offset by expenses associated with developing our clinical genetic testing laboratory.

Selling, general and administrative expenses were $2.7 million for the year ended December 31, 2004 compared to $2.4 million for the prior year, an increase of $215,000 or 9%. This increase is primarily the result of adding the appropriate infrastructure in our efforts to develop other markets for our products.

Interest income was $58,000 for the year ended December 31, 2004 compared to $49,000 for 2003. Interest expense of $140,000 was incurred during the year ended December 31, 2004, compared to $145,000 in 2003. The decrease is primarily due to the lower interest rate as a result of the refinancing transaction with Alticor completed in July 2003 offset by a slight increase in the Bank’s prime rate over the two periods.

We recorded amortization of note discount of $462,000 for the year ended December 31, 2004 in comparison to $595,000 in 2003. Of the $462,000 expense in 2004, $311,000 is due to the amortization of the $1.5 million of discount resulting from the beneficial conversion feature of the convertible debt issued in March 2003 and $151,000 is due to the amortization of the $732,000 of discount associated with the below market stated interest rate on the same debt. Of the $545,000 expense in 2003, $259,000 is due to the amortization of the $1.5 million of discount resulting from the beneficial conversion feature of the convertible debt issued in March 2003, $126,000 is due to the amortization of the $732,000 of discount associated with the below market stated interest rate on the same debt and $210,000 is due to the amortization of the value of the warrants issued in connection with certain promissory notes in August 2002, which were retired in July 2003.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Revenue for the year ended December 31, 2003 was $54,000 compared to $290,000 for the year ended December 31, 2002, a decrease of $236,000 or 81%. Royalties on PST® sales were $21,000 (1,803 tests) and $27,000 (1,704 tests) for 2003 and 2002, respectively. Licensing revenue was $16,000 and $13,000 for 2003 and 2002, respectively. Revenue of $17,000 associated with a one-time funded study was included for the year ended December 31, 2003. Revenue for the year ended December 31, 2002, included a one-time fee of $250,000 from Pyxis Innovations, Inc.

Research and development expenses were $3.5 million for the year ended December 31, 2003 compared to $3.1 million for the year ended December 31, 2002, an increase of $370,000 or 12%.

Funded research and development expenses were $1.4 million for the year ended December 31, 2003. There were no funded research and development expenses in 2002. In March 2003, we entered into a research agreement with Alticor to develop genetic tests and software to assess personalized risk and develop and use screening technologies to validate the effectiveness of the nutrigenomic consumables Alticor is developing. Additionally, we will play a key role in enhancing and maintaining scientific credibility in academic and medical communities. After our initial focus in developing products for the United States and Canada, we expect that we will expand our focus to include developing nutrigenomic products for sale overseas and developing products in the United States and overseas in other area of wellness and skin care. Research and development expenses associated with this agreement were $1.4 million for the year ended December 31, 2003. In addition, during 2003, we conducted genotyping tests for Alticor for research purposes. The costs associated with these tests were $52,000.

Unfunded research and development expenses were $2.0 million for the year ended December 31, 2003 compared to $3.1 million for the year ended December 31, 2002, a decrease of $1.1 million or 34%. The decrease in unfunded research and development expenses reflects a re-allocation of internal resources from internally funded projects to the funded research projects.

Selling, general and administrative expenses were $2.4 million for the year ended December 31, 2003 compared to $2.3 million for the year ended December 31, 2002, an increase of $110,000 or 5%.

Interest income during 2003 was $49,000 compared to $27,000 during 2002, an increase of $22,000 or 81%. This increase was due to the higher cash balances we held during 2003, resulting from the sale of equity to Alticor. Interest expense of $145,000 was incurred during the year ended December 31, 2003, compared to $72,000 during 2002. This increase was due to interest expense related to our long-term debt to Alticor and the term promissory notes sold in August 2002, which were refinanced by Alticor in 2003.

We recorded amortization of note discount of $595,000 for the year ended December 31, 2003 in comparison to $150,000 in 2002. Of the $595,000 expense in 2003, $259,000 is due to the amortization of the $1.5 million of discount resulting from the beneficial conversion feature of the convertible debt issued in March 2003, $126,000 is due to the amortization of the $732,000 of discount associated with the below market stated interest rate on the same debt and $210,000 is due to the amortization of the value of the warrants issued in connection with certain promissory notes in August 2002 which were retired in July 2003. The $150,000 expense in 2002 was solely due to the amortization of the value of the warrants.

Liquidity and Capital Resources

Cash is one of the key financial performance indicators for us. As of December 31, 2004, we had cash and cash equivalents of $4.5 million. Net cash used in operating activities was $5.9 million during the years ended December 31, 2004 and 2003. Cash was used primarily to fund operations.

Investing activities used cash of $1.1 million in 2004 and $123,000 in 2003. During 2004 cash was used to purchase fixed assets and to fund the development of intellectual property. Specifically, we completed the construction of our clinical genetic testing laboratory to process the tests from our product launches.

Financing activities provided cash of $6.8 million for the year ended December 31, 2004 compared to $10.1 million for the year ended December 31, 2003. During 2004, we received $6.2 million from our strategic alliance with Alticor and $707,000 from the exercise of stock options and stock purchases through the employee stock purchase plan. During 2003, we received $9.4 million from our strategic alliance with Alticor. We also received $1.1 million in proceeds from the issuance of notes payable, $595,000 of which was used to repay an outstanding bridge loan including accrued interest.

We currently do not have any commitments for any material capital expenditures. Our obligations at December 31, 2004 for capital lease payments totaled $18,000. These capital lease obligations mature through March 2006 at various interest rates.

A summary of our contractual obligations as of December 31, 2004 is included in the table below:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$2,595,336	$—	$—	$2,595,336	$—
Capital Lease Obligations	18,076	15,059	3,017	—	—
Operating Lease Obligations	1,870,131	443,436	880,440	546,255	—
TOTAL	$4,483,543	$458,495	$883,457	$3,141,591	$—

In March 2003, we entered into a broad strategic alliance with several affiliates of the Alticor, Inc. family of companies to develop and market personalized nutritional and skin care products. As part of the strategic alliance, we entered into a research agreement (Research Agreement I) with Alticor, governing the terms of developing and validating nutrigenomic and dermagenomic tests and products. Alticor provided us with $5.0 million during the twenty-four months ending March 2005, to conduct certain research projects.

In June 2004, we entered into a research agreement (Research Agreement II) with Alticor, valued at $2.2 million, as amended, to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. During the first phase of the agreement, we received $1.4 million in research funding over a period of six months beginning on July 1, 2004. If Alticor determines, in its sole discretion, that it has a reasonable likelihood of commercializing weight management nutritional products, we will be eligible to receive, during the second phase of the agreement, an additional $820,000 in funding over a six-month period.

In March 2005, we entered into an agreement with Alticor to expand the research being performed under Research Agreement I (Research Agreement III) to provide additional funding of $2.7 million over the two years beginning April 1, 2005. Also in March 2005, we entered into an additional research agreement (Research Agreement IV) with Alticor for exploratory research valued at $2.3 million over a two-year period commencing April 1, 2005. These research agreements are expected to provide us with a total of $5.0 million during the two-year period ending March 2007.

In addition, in April 2005, Alticor paid us, upon achieving a certain milestone, $2.0 million as an advance payment for genetic risk assessment tests to be processed under the terms of the Distribution Agreement. Further, Alticor agreed to extend the drawdown period of the $1.5 million working capital credit line through 2007.

We believe our current cash resources, together with additional research agreements, anticipated revenue from product launches, and other arrangements are adequate to fund operations through mid-2006.

Item 7A.   Quantitative and Qualitative Disclosure about Market Risk

As of December 31, 2004, the only financial instruments we carried were cash and cash equivalents. We believe the market risk arising from holding these financial instruments is immaterial.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management’s Report of Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The company’s internal control over financial reporting includes those policies and procedures that:

•  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2003, the company was not an “accelerated filer” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) and, therefore, did not expect to be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 until the fiscal year ending December 31, 2005. However, because the company’s public common float exceeded $75 million on June 30, 2004, it became obligated to comply with Section 404 for the fiscal year ended December 31, 2004.

Management endeavored to assess the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Management did not complete its work as of December 31, 2004. Management continued its efforts and in March 2005, retained consultants to assist in its assessment of internal control over financial reporting. Although substantial progress has been made as of March 31, 2005, management was unable to complete its assessment as of that date. Management recognizes the need to address compliance with Section 404, and expects to do so during 2005. As a result, the company’s independent registered public accounting firm, Grant Thornton LLP, has issued a disclaimer opinion included in Item 8 of this Form 10-K.

The disclaimer opinion issued by the independent auditors identifies a material weakness in the company’s internal control over financial reporting. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Based on management’s work to date, it acknowledges the above mentioned weakness in the design control related to lack of segregation of duties. This is due to the small number of employees within the financial and administrative functions of the company. However, management believes that its extensive oversight mitigates the risks associated with such lack of segregation. Management will continue to evaluate the employees involved and the control procedures in place to determine whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such increases.

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Information required under this Item will be contained in our Proxy Statement for the 2005 Annual Meeting, which is incorporated herein by reference under the sections entitled “Management,” “Compliance with 16(a) of the Securities Exchange Act of 1934,” and “Code of Conduct and Ethics”.

Item 11.   Executive Compensation

Information required under this Item will be contained in our Proxy Statement for the 2005 Annual Meeting, which is incorporated herein by reference under the section entitled “Executive Compensation”.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item will be contained in our Proxy Statement for the 2005 Annual Meeting, which is incorporated herein by reference under sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”.

Item 13.   Certain Relationships and Related Transactions

Information required under this Item will be contained in our Proxy Statement for the 2005 Annual Meeting, which is incorporated herein by reference under the section entitled “Certain Relationships and Related Transactions”.

Item 14.   Principal Accountant Fees and Services

Information required under this Item will be contained in our Proxy Statement for the 2005 Annual Meeting, which is incorporated herein by reference under the section entitled “Ratification of Appointment of Independent Public Accountants”.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)           Documents Filed as Part of Report

1.                Financial Statements:

The Consolidated Financial Statements of the Company and the related report of the Company’s independent registered public accounting firm thereon have been filed under Item 8 hereof.

2.                Financial Statement Schedules:

The information required by this item is not applicable.

3.                Exhibits:

The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is incorporated by reference to a previously filed document, such document is identified in parentheses.

Exhibit No.	Identification of Exhibit
3.1	Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
3.2	Bylaws of the Company, as adopted on June 5, 2000 (incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report filed on Form 8-K on March 5, 2003)
3.4

Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on August 5, 2003 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 12, 2003)

4.1

Form of Stock Certificate representing Common Stock, $0.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)

10.1@	Interleukin Genetics, Inc. 1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 of the Company’s Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997)
10.2@

Amendment to the Interleukin Genetics, Inc. 1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.18 of the Company’s Registration Statement No. 333— 37441 on Form SB-2 filed October 8, 1997)

10.3@	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.19 of the Company’s Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997)
10.4@	Stock Option Exercise Agreement (incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement No. 333-37441 on Form SB-2 filed October 8, 1997)
10.5@

Non-Qualified Stock Option Agreement dated June 1, 1999, between the Company and Philip R. Reilly (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-QSB filed August 16, 1999)

10.6+

Research and Technology Transfer Agreement dated effective July 1, 1999, between the Company and the University of Sheffield (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB filed November 15, 1999)

10.7+

Research Support Agreement dated effective July 1, 1999, between the Company and the University of Sheffield (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-QSB filed November 15, 1999)

10.8+

Consulting Agreement dated effective July 1, 1999, between the Company and Gordon Duff, PhD, FRCP (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-QSB filed November 15, 1999)

10.9@

Non-Qualified Stock Option Agreement dated November 30, 1999 between the Company and Philip R. Reilly (incorporated herein by reference to Exhibit 4.5 of the Company’s Registration Statement No. 333-32538 on Form S-8 filed March 15, 2000)

10.10@

Employment Agreement dated December 1, 1999 between the Company and Kenneth S. Kornman. (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed April 15, 2000)

10.11@

Employment Agreement dated April 1, 2000 between the Company and Philip R. Reilly. (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed on April 15, 2000)

10.12@	2000 Employee Stock Compensation Plan for the Company (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.13@	Form of Nonqualified Stock Option Grant (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.14@	Form of Incentive Stock Option Grant (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.15@	Employment Agreement dated June 18, 2000 between the Company and Fenel Eloi (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.16

Note Purchase Agreement between the Company and Pyxis Innovations, Inc. dated October 22, 2002 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 28, 2002)

10.17

Security Agreement between the Company and Pyxis Innovations, Inc dated October 22, 2002 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 28, 2002)

10.18	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 7, 2002)
10.19	Registration Rights Agreement dated August 9, 2002 (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 7, 2002)
10.20

Stock Purchase Agreement between the Company and Pyxis Innovations, Inc dated March 5, 2003 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2003)

10.21

Amendment No. 3 to Note Purchase Agreement between the Company and Pyxis Innovations, Inc, dated March 5, 2003 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 5, 2003)

10.22

Amendment No. 2 to the Security Agreement between the Company and Pyxis Innovations, Inc., dated March 5, 2003 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 5, 2003)

10.23	Form of Amended and Restated Promissory Note (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.24

Amendment No. 2 to Note Purchase Agreement between the Company and Pyxis Innovations, Inc. (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on March 5, 2003)

10.25+

Research Agreement between the Company and Access Business Group dated March 5, 2003 (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on March 5, 2003)

10.26+

Exclusive License Agreement between the Company and Access Business Group dated March 5, 2003 (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on March 5, 2003)

10.27

Registration Rights Agreement between the Company and Pyxis Innovations, Inc. dated March 5, 2003 (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on March 5, 2003)

10.28@	Amendment No. 1 to the Employment Agreement with Philip R. Reilly (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.29@	Amendment to the Employment Agreement with Fenel Eloi (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.30@	Amendment to the Employment Agreement with Kenneth Kornman (incorporated herein by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.31@	Form of Director’s Indemnity Agreement dated March 5, 2003 (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.32@

Amendment 2 to the Employment Agreement with Fenel M. Eloi, dated December 11, 2003 (incorporated herein by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K filed on March 29, 2004)

10.33

Commercial Lease Agreement between the Company and Clematis LLC dated February 13, 2004 (incorporated herein by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K filed on March 29, 2004)

10.34+

Distribution Agreement with the Company and Access Business Group International LLC, dated February 26, 2004 (incorporated herein by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K filed on March 29, 2004)

10.35+

Research Agreement by and between the Company and Access Business Group LLC dated June 17, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 10, 2004)

10.36

Interleukin Genetics, Inc. 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement No. 333-118551 on Form S-8 filed on August 25, 2004)

10.37+

Amendment #1 to Research Agreement by and between the Company and Access Business Group LLC dated June 17, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 3, 2004)

10.38*++	Research Agreement by and between the Company and Access Business Group LLC dated March 5, 2005
10.39*++	Research Agreement by and between the Company and Access Business Group LLC dated March 5, 2005
10.40*	First Amendment to Distribution Agreement with the Company and Access Business Group International LLC, dated February 28, 2005
10.41*	Second Amendment to Stock Purchase Agreement between the Company and Pyxis Innovations, Inc dated February 28, 2005
21.1*	Subsidiaries of the Company
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

Date: April 25, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date Signed
/s/ PHILIP R. REILLY	Chairman of the Board of Directors and
Philip R. Reilly	Chief Executive Officer (Principal Executive	April 25, 2005
Officer)
/s/ FENEL M. ELOI	Chief Financial Officer, Secretary &
Fenel M. Eloi	Treasurer (Principal Financial and	April 25, 2005
Accounting officer)
/s/ GEORGE CALVERT	Director	April 25, 2005
George Calvert
/s/ THOMAS R. CURRAN, JR.	Director	April 25, 2005
Thomas R. Curran, Jr.
/s/ WILLIAM J. VIVEEN, JR.	Director	April 25, 2005
William J. Viveen, Jr.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Interleukin Genetics, Inc.

We have audited the accompanying consolidated balance sheets of Interleukin Genetics, Inc. (the “Company”) (a Delaware corporation), as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interleukin Genetics, Inc. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying fiscal 2003 consolidated financial statements have been restated.

We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Since management was unable to complete its assessment on internal control over financial reporting as of December 31, 2004, and therefore we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we did not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting in our report dated April 22, 2005.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
April 22, 2005

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Interleukin Genetics, Inc.

We were engaged to audit management’s assessment included in the accompanying Management Report of Internal Control Over Financial Reporting that Interleukin Genetics, Inc. maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

Management did not complete their evaluation of design effectiveness of internal control as of December 31, 2004. Based on the limited procedures we performed we noted what we believe to be a material weakness relating to limited segregation of duties. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have identified the following material weakness that has not been identified as a material weakness in management’s assessment: the Company does not maintain an appropriate segregation of duties for the functions of initiating, authorizing, recording, and reconciling transactions. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated April 22, 2005 on those financial statements.

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since management was unable to complete its assessment on internal control over financial reporting and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interleukin Genetics, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the  years in the three year period ended December 31, 2004 and our report dated April 22, 2005 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
April 22, 2005

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,528,425	$4,759,453
Accounts receivable, net of allowance for doubtful accounts of $0 in 2004 and 2003	10,131	5,598
Prepaid expenses and other current assets	182,819	114,519
Total current assets	4,721,375	4,879,570
Fixed assets, net	1,142,087	271,669
Other assets	322,039	189,365
Total Assets	$6,185,501	$5,340,604
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,780	$69,807
Accrued expenses	914,907	538,191
Deferred revenue	12,760	28,760
Commitments for funded research and development projects	408,544	—
Current portion of capital lease obligations	14,312	26,346
Total current liabilities	1,445,303	663,104
Long-term notes payable	1,209,713	747,839
Capital lease obligations, less current portion	2,978	17,290
Total liabilities	2,657,994	1,428,233
Stockholders’ equity:
Convertible preferred stock, Series A $0.001 par value—6,000,000 shares authorized; 5,000,000 issued and outstanding at December 31, 2004 and 2003; aggregate liquidation preference of $18,000,000 at December 31, 2004	5,000	5,000
Common stock, $0.001 par value—75,000,000 shares authorized; 23,594,337 and 23,262,588 shares issued and outstanding at December 31, 2004 and 2003, respectively	23,595	23,263
Additional paid-in capital	58,123,868	51,262,862
Accumulated deficit	(54,624,956)	(47,378,754)
Total stockholders’ equity	3,527,507	3,912,371
Total liabilities and stockholders’ equity	$6,185,501	$5,340,604

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003	2002
	(As Restated)
Revenue	$34,671	$54,105	$289,908
Cost of revenue	351	20,658	484
Gross profit	34,320	33,447	289,424
Operating Expenses:
Research and development	4,078,316	3,457,861	3,082,484
Selling, general and administrative	2,658,037	2,443,219	2,333,314
Total operating expenses	6,736,353	5,901,080	5,415,798
Loss from operations	(6,702,033)	(5,867,633)	(5,126,374)
Other income (expense):
Interest income	58,115	48,535	26,784
Interest expense	(140,410)	(144,804)	(71,894)
Amortization of note discount	(461,874)	(595,014)	(150,082)
Other income (expense), net	—	2	15,447
Total other income (expense)	(544,169)	(691,281)	(179,745)
Net loss	$(7,246,202)	$(6,558,914)	$(5,306,119)
Accretion of convertible preferred stock discount	—	(8,094,727)	—
Net loss attributable to common stockholders	$(7,246,202)	$(14,653,641)	$(5,306,119)
Basic and diluted net loss per common share	$(0.31)	$(0.63)	$(0.24)
Weighted average common shares outstanding	23,482,642	23,193,195	21,713,432

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2004, 2003 and 2002

	Convertible Preferred Stock		Common Stock		Additional		Other Comprehensive
	Shares	Amount	Shares	$0.001 par value	Paid-in Capital	Accumulated Deficit	Income (Loss)	Total
Balance as of December 31, 2001	—	$—	21,427,699	$21,428	$39,042,841	$(35,513,721)	$—	$3,550,548
Net loss	—	—	—	—	—	(5,306,119)	—	(5,306,119)
Common stock issued:
Exercise of employee stock options	—	—	4,437	4	3,323	—	—	3,327
Employee stock purchase plan	—	—	9,855	10	5,270	—	—	5,280
Stock options issued to non-employees for services rendered	—	—	—	—	2,203	—	—	2,203
Warrants issued in connection with interim financing	—	—	—	—	360,201	—	—	360,201
Stock issued to private placement holders in consideration of the waiver of certain rights	—	—	1,676,258	1,677	(1,677)	—	—	—
Balance as of December 31, 2002	—	—	23,118,249	23,119	39,412,161	(40,819,840)	—	(1,384,560)
Net loss	—	—	—	—	—	(6,558,914)	—	(6,558,914)
Investment by Alticor:
Series A preferred stock	5,000,000	5,000	—	—	6,845,225	—	—	6,850,225
Beneficial conversion feature on Series A preferred stock	—	—	—	—	8,094,727	—	—	8.094.727
Accretion of Series A preferred stock discount	—	—	—	—	(8,094,727)	—	—	(8,094,727)
Beneficial conversion feature on convertible debt	—	—	—	—	1,500,609	—	—	1,500,609
Below market stated interest rate on convertible debt	—	—	—	—	731,783	—	—	731,783
Research funding	—	—	—	—	2,500,000	—	—	2,500,000
Other	—	—	—	—	9,000	—	—	9,000
Common stock issued:
Exercise of stock options	—	—	135,931	136	140,462	—	—	140,598
Employee stock purchase plan	—	—	8,408	8	12,042	—	—	12,050
Stock options issued to non-employees for services rendered	—	—	—	—	111,580	—	—	111,580
Balance as of December 31, 2003 (As Restated)	5,000,000	5,000	23,262,588	23,263	51,262,862	(47,378,754)	—	3,912,371
Net loss	—	—	—	—	—	(7,246,202)	—	(7,246,202)
Investment by Altocor:
Series A preferred stock	—	—	—	—	2,000,000	—	—	2,000,000
Research funding	—	—	—	—	3,880,000	—	—	3,880,000
Other	—	—	—	—	274,088	—	—	274,088
Common stock issued:
Exercise of stock options	—	—	320,751	321	674,026	—	—	674,347
Employee stock purchase plan	—	—	10,998	11	32,892	—	—	32,903
Balance as of December 31, 2004	5,000,000	$5,000	23,594,337	$23,595	$58,123,868	$(54,624,956)	$—	$3,527,507

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:		(As Restated)
Net loss	$(7,246,202)	$(6,558,914)	$(5,306,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123,566	107,528	81,281
Amortization of note discount	461,874	595,014	150,082
Issuance of stock options to non-employees for services rendered	—	111,580	2,203
Changes in operating assets and liabilities:
Accounts receivable, net	(4,533)	(2,354)	72,739
Prepaid expenses and other current assets	(68,300)	(14,623)	3,540
Accounts payable	24,973	(198,427)	86,680
Accrued expenses	376,716	75,220	(14,399)
Deferred revenue	(16,000)	(16,599)	(96,989)
Commitments for funded research and development projects	408,544	—	—
Net cash used in operating activities	(5,939,362)	(5,901,575)	(5,020,982)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(971,991)	(19,817)	(180,706)
(Increase) decrease in other assets	(154,667)	(103,558)	19,843
Net cash used in investing activities	(1,126,658)	(123,375)	(160,863)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by Alticor	6,154,088	9,359,225	—
Proceeds from exercises of warrants and stock options	674,347	140,598	3,327
Proceeds from employee stock purchase plan	32,903	12,050	5,280
Increases in notes payable	—	1,095,336	2,025,000
Repayment of bridge loans	—	(525,000)	—
Principal payments of capital lease obligations, net	(26,346)	(31,654)	(40,650)
Net cash provided by financing activities	6,834,992	10,050,555	1,992,957
Net increase (decrease) in cash and cash equivalents	(231,028)	4,025,605	(3,188,888)
Cash and cash equivalents, beginning of year	4,759,453	733,848	3,922,736
Cash and cash equivalents, end of year	$4,528,425	$4,759,453	$733,848
Supplemental disclosures of cash flow information:
Cash paid for interest	$140,410	$205,151	$11,547
Cash paid for income taxes	$—	$—	$—
Supplemental disclosure on noncash investing and financing activity:
Acquisition of fixed assets under capital leases	$—	$32,395	$42,238
Accretion of convertible preferred stock discount	$—	$8,094,727	$—

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Company Background and Uncertainties

Organization and Line of Business

The Company develops genetic risk assessment tests and provides research services to collaborative partners. As of December 31, 2004, the Company has commercially introduced one genetic test and is in various stages of development for several others. Additionally, the Company provides research services under contract to collaborative partners.

Commercial success of genetic risk assessment tests will depend upon their acceptance as medically useful and cost-effective by patients, physicians, dentists, other members of the medical and dental community, and third-party payers. It is uncertain whether current genetic risk assessment tests or others that the Company may develop will gain commercial acceptance on a timely basis, if at all.

Research in the field of disease predisposing genes and genetic markers is intense and highly competitive. The Company has many competitors in the United States and abroad that have considerably greater financial, technical, marketing, and other resources available. If the Company does not discover disease predisposing genes or genetic markers and develop genetic risk assessment tests and launch such services or products before their competitors, then revenues may be reduced or eliminated.

The Company’s ability to successfully commercialize genetic risk assessment tests depends on obtaining adequate reimbursement for such products and related treatment from government and private healthcare insurers and other third-party payers. Doctors’ decisions to recommend genetic risk assessment tests will be influenced by the scope and reimbursement for such tests by third-party payers. If both third-party payers and individuals are unwilling to pay for the test, then the number of tests performed will significantly decrease, therefore resulting in a reduction of revenue.

The Company was incorporated in Texas in 1986 and re-incorporated in Delaware in March 2000.

Note 2—Restatement of Consolidated Financial Statements

The accompanying consolidated financial statements as of and for the year ended December 31, 2003, and the quarterly periods presented in Note 17, have been restated to properly account for the transaction entered into with Alticor, Inc and its affiliates on March 5, 2003.

In a private placement on March 5, 2003, the Company entered into a Stock Purchase Agreement with Pyxis Innovations, Inc., a subsidiary of Alticor, pursuant to which Pyxis purchased from the Company 5,000,000 of the Company’s Series A Preferred Stock, $0.001 per share, for $7,000,000 in cash and $2,000,000 in cash to be paid, if at all, upon the Company reaching a milestone pursuant to the terms of the Stock Purchase Agreement. The Series A Preferred Stock issued in the private placement were initially convertible into 28,157,683 shares of the Company’s Common Stock at the purchaser’s discretion. Pursuant to the terms of the Stock Purchase Agreement, Pyxis agreed to refinance, in the form of convertible debt, certain of the Company’s indebtedness in the form of previously issued promissory notes that were held by Pyxis and certain individuals. This ultimately amounted to $2,595,336 in debt refinanced and was initially convertible into 5,219,903 shares of the Company’s Common Stock. Concurrent with the closing of the Stock Purchase Agreement, the Company entered into a research agreement with an affiliate of Pyxis that would provide additional funding of $5,000,000 to be paid quarterly over a two-year period.

In accordance with Emerging Issues Task Force (EITF) No. 01-1, Accounting for Convertible Instruments Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash (EITF No. 01-1), the terms of both the agreement for goods or services provided and the convertible instrument should be evaluated to determine whether their separately stated pricing is equal to the fair value of the goods or services provided and the convertible instrument. If that is not the case, the terms of the respective transactions should be adjusted. The convertible instrument should be recognized at its fair value with a corresponding increase or decrease in the sales price of the goods or services.

On March 5, 2003, the Company was obligated to issue up to 33,377,586 shares of its common stock underlying the convertible preferred stock and the convertible debt issued. Based on a last reported trade price of $0.71 per common share of the Company’s common stock on March 5, 2003, the convertible instruments had a fair value of $23,698,086 on the date of issuance. Based on the fair value of the convertible instruments and the guidance provided by EITF 01-1, the Company will recognize the fair value of the convertible instruments, to the extent of proceeds received, with a corresponding decrease to the sales price of the goods and services provided. Therefore, at March 5, 2003, the Company will treat the $5,000,000 committed research funding as an equity investment rather than revenue and any costs of performing the research services under the agreement will be classified as research and development expenses. Any subsequent proceeds that the Company will receive from Alticor that are linked to the March 2003 transaction, will be considered equity rather than revenue to the extent of the fair value of the convertible instruments at March 5, 2003. During 2003, the Company received various purchase orders from Alticor valued at $139,000 to conduct genotyping tests for research purposes. These purchase orders are deemed to be linked to the March 2003 transaction, and accordingly will be treated as equity rather than revenue. The effect of this treatment resulted in an increase to net loss attributable to common stockholders for the year ended December 31, 2003 of $2,001,838, or $0.09 per common share. As of December 31, 2003, there was $11,593,750 of unrecognized fair value of the convertible instruments.

In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF No. 00-27), the Company determined that the convertible preferred stock and the convertible debt issued on March 5, 2003 each contained a beneficial conversion feature.

Based on the effective conversion price (which was determined by allocating the proceeds received on March 5, 2003 of $9,595,336 based on the relative fair value of the convertible securities issued, or $8,094,727 to the convertible preferred stock and $1,500,609 to the convertible debt) of the convertible preferred stock of $0.2875 and the market value per share of $0.71 at March 5, 2003, the intrinsic value was calculated to be $11,897,228; however, in accordance with EITF No. 00-27, the amount of the discount allocated to the beneficial conversion feature is limited to the amount of proceeds allocated to the instrument. The beneficial conversion feature resulted in a discount of the convertible preferred stock of $8,094,727 at March 5, 2003. The Company accreted this discount on March 5, 2003, the earliest date the preferred stock could be converted, which resulted in an increase to net loss attributable to common stockholders for the year ended December 31, 2003 of $8,094,727, or $0.35 per common share.

Based on the effective conversion price of the convertible debt of $0.2875 and the market value per share of $0.71 at March 5, 2003, the intrinsic value was calculated to be $2,205,522; however in accordance with EITF No. 00-27, the amount of the discount allocated to the beneficial conversion feature is limited to the amount of the proceeds allocated to the instrument. The beneficial conversion feature resulted in a discount of the convertible debt of $1,500,609 at March 5, 2003. The amount of the discount allocated to the beneficial conversion feature of the convertible debt is amortized from the date of issuance to the earlier of maturity or the actual conversion date. Therefore, the Company charged $258,726 to amortization of note discount for the year ended December 31, 2003 which resulted in an increase to net loss attributable to common stockholders for the year ended December 31, 2003 of $258,726, or $0.01 per common share.

In addition, the convertible debt has a stated interest rate of prime plus 1%. However, the promissory notes, which were refinanced with the convertible debt, originally had a stated interest rate of 15%. Therefore, the Company determined the fair value of the convertible debt, using an interest rate comparable to that of the refinanced promissory notes, at $1,863,553. The resulting discount of $731,783 is amortized from the date of issuance to the earlier of maturity or conversion date. Therefore, the Company charged $126,169 to amortization of note discount for the year ended December 31, 2003 which resulted in an increase to net loss attributable to common stockholders for the year ended December 31, 2003 of $126,169, or less than $0.01 per common share.

The following table presents the financial statement adjustments on the Company’s previously reported consolidated statement of operations for the year ended December 31, 2003.

	As Reported	As Restated
Revenue	$2,055,943	$54,105
Cost of revenue	1,625,063	20,658
Gross profit	430,880	33,447
Operating expenses:
Research and development	2,030,704	3,457,861
Selling, general and administrative	2,265,971	2,443,219
Total operating expenses	4,296,675	5,901,080
Loss from operations	(3,865,795)	(5,867,633)
Other income (expense):
Interest income	48,535	48,535
Interest expense	(144,804)	(144,804)
Amortization of note discount	(210,119)	(595,014)
Other	2	2
Total other incom(expense)	(306,386)	(691,281)
Net loss	$(4,172,181)	$(6,558,914)
Accretion of convertible preferred stock discount	—	(8,094,727)
Net loss attributable to common stockholders	$(4,172,181)	$(14,653,641)
Basic and diluted net loss per common share	$(0.18)	$(0.63)
Weighted average common shares outstanding	23,193,195	23,193,195

The following is a summary of the impact of the adjustments on the Company’s previously reported consolidated balance sheet as of December 31, 2003.

	As Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$4,759,453	$4,759,453
Accounts receivable	123,436	5,598
Prepaid expenses and other current assets	114,519	114,519
Total current assets	4,997,408	4,879,570
Fixed assets, net	271,669	271,669
Other assets	189,365	189,365
Total assets	$5,458,442	$5,340,604
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,807	$69,807
Accrued expenses	538,191	538,191
Deferred revenue	653,760	28,760
Current portion of capital lease obligations	26,346	26,346
Total current liabilities	1,288,104	663,104
Long-term notes payable	2,595,336	747,839
Capital lease obligations, less current obligations	17,290	17,290
Total liabilities	3,900,730	1,428,233
Stockholders’ equity:
Convertible preferred stock	5,000	5,000
Common Stock	23,263	23,263
Additional paid-in capital	46,521,470	51,262,862
Accumulated deficit	(44,992,021)	(47,378,754)
Total stockholders’ equity	1,557,712	3,912,371
Total liabilities and stockholders’ equity	$5,458,442	$5,340,604

Note 3—Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Interleukin Genetics, Inc., and its wholly-owned subsidiary, Interleukin Genetics Laboratory Services, Inc. All intercompany accounts and transactions have been eliminated.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. The Company’s most critical accounting policies are in the areas of its strategic alliance with Alticor, stock-based compensation, income taxes, long-lived assets, intellectual property and beneficial conversion feature of convertible instruments. These critical accounting policies are more fully discussed in these notes to financial statements.

Strategic Alliance with Alticor

In a private placement on March 5, 2003, the Company entered into a Stock Purchase Agreement with Pyxis Innovations, Inc., a subsidiary of Alticor, pursuant to which Pyxis purchased from the Company 5,000,000 of the Company’s Series A Preferred Stock, $0.001 per share, for $7,000,000 in cash and $2,000,000 in cash to be paid, if at all, upon the Company reaching a milestone pursuant to the terms of the Stock Purchase Agreement. The Series A Preferred Stock issued in the private placement were initially convertible into 28,157,683 shares of the Company’s Common Stock at the purchaser’s discretion. Pursuant to the terms of the Stock Purchase Agreement, Pyxis agreed to refinance, in the form of convertible debt, certain of the Company’s indebtedness in the form of previously issued promissory notes that were held by Pyxis and certain individuals. This ultimately amounted to $2,595,336 in debt refinanced and was initially convertible into 5,219,903 shares of the Company’s Common Stock. Concurrent with the closing of the Stock Purchase Agreement, the Company entered into a research agreement with an affiliate of Pyxis that would provide additional funding of $5,000,000 to be paid quarterly over a two-year period.

In accordance with EITF No. 01-1, the terms of both the agreement for goods or services provided and the convertible instrument should be evaluated to determine whether their separately stated pricing is equal to the fair value of the goods or services provided and the convertible instrument. If that is not the case, the terms of the respective transactions should be adjusted. The convertible instrument should be recognized at its fair value with a corresponding increase or decrease in the sales price of the goods or services.

On March 5, 2003, the Company was obligated to issue up to 33,377,586 shares of its common stock underlying the convertible preferred stock and the convertible debt issued. Based on a last reported trade price of $0.71 per common share of the Company’s common stock on March 5, 2003, the convertible instruments had a fair value of $23,698,086 on the date of issuance. Based on the fair value of the convertible instruments and the guidance provided by EITF 01-1, the Company will recognize the fair value of the convertible instruments, to the extent of proceeds received, with a corresponding decrease to the sales price of the goods and services provided. Therefore, at March 5, 2003, the Company will treat the $5,000,000 committed research funding as an equity investment rather than revenue and any costs of performing the research services under the agreement will be classified as research and development expenses. Any subsequent proceeds that the Company will receive from Alticor that are linked to the March 2003 transaction, will be considered equity rather than revenue to the extent of the fair value of the convertible instruments at March 5, 2003. In June 2004, the Company entered into another research agreement with Alticor for potential funding of up to $2,200,000. In addition, since March 5, 2003, the Company received various purchase orders from Alticor valued at $441,800 to conduct genotyping tests for research purposes. These purchase orders, together with the research agreement entered into in June 2004, are deemed to be linked to the March 2003 transaction and accordingly will be treated as equity rather than revenue. As of December 31, 2004, proceeds received from Alticor, or its affiliates, which were recorded as consideration for the fair value of the convertible instruments issued in March 2003, amounted to $18,258,424. As of December 31, 2004, there was $5,439,662 of unrecognized fair value of the convertible instruments.

Stock-Based Compensation

Stock options issued to employees under the Company’s stock option and stock purchase plans are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). All stock-based awards to non-employees are accounted for at their fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees.

The Company applies the disclosure-only alternative of SFAS No. 123, which defines a fair-value-based method of accounting for employee stock options or similar equity instruments. Under the fair-value-based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS No. 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed in APB No. 25. The Company has elected to continue to follow the accounting prescribed by APB No. 25 and has made the required disclosures prescribed by SFAS No. 123.

Had compensation cost for the Company’s employee stock awards been determined consistent with SFAS No. 123, the Company’s net loss applicable to common stock and net loss per share would have been as follows:

	Years Ended December 31,
	2004	2003	2002
		(As Restated)
Net loss attributable to common stockholders:
As reported	$(7,246,202)	$(14,653,641)	$(5,306,119)
Stock-based employee compensation	874,847	1,145,079	752,134
Pro forma	$(8,121,049)	$(15,798,720)	$(6,058,253)
Basic and diluted net loss per common share:
As reported	$(0.31)	$(0.63)	$(0.24)
Pro forma	$(0.35)	$(0.68)	$(0.28)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, for a stock that does not pay dividends with the following assumptions.

	Years Ended December 31,
	2004	2003	2002
Risk-free interest rate	4.00%	4.00%	4.00%
Expected life	7 years	7 years	7 years
Expected volatility	80%	80%	100%

Using these assumptions, the weighted average grant date fair value of options granted in 2004, 2003 and 2002 was $2.97, $2.69 and $0.58, respectively.

Income Taxes

The preparation of its consolidated financial statements requires the Company to estimate its income taxes in each of the jurisdictions in which it operates, including those outside the United States, which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating its actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. The Company must then record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of $15.2 million as of December 31, 2004, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance which could materially impact its financial position and results of operations.

Research and Development

Research and development costs are expensed as incurred.

Basic and Diluted Net Loss per Common Share

The Company applies SFAS No. 128, Earnings per Share (SFAS No. 128), which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is the same as basic loss per share for all the periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the loss in each period. Potential common stock excluded from the calculation of diluted net loss per share consists of stock options, warrants, convertible preferred stock and convertible debt as described in the table below:

	2004	2003	2002
Options outstanding	2,985,474	3,180,133	2,873,652
Warrants outstanding	525,000	525,000	525,000
Convertible preferred stock	28,160,200	28,157,683	—
Convertible debt	4,060,288	4,060,288	—
Total	35,730,962	35,923,104	3,398,652

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During the years ended December 31, 2004, 2003 and 2002, there were no items other than net loss included in the comprehensive loss. Comprehensive income (loss) is disclosed in the accompanying consolidated statements of stockholders’ equity (deficit) and comprehensive loss.

Fair Value of Financial Instruments

The Company, using available market information, has determined the estimated fair values of financial instruments. The estimated fair values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s capital lease obligations also approximate fair value. The carrying amounts of borrowings under short-term agreements approximate their fair value as the rates applicable to the financial instruments reflect changes in overall market interest rates.

The fair value of long-term debt is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of borrowing of the Company’s long-term debt at December 31, 2004 approximates fair value.

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

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 requires that the Company evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Any write-downs, based on fair value, are to be treated as permanent reductions in the carrying amount of the assets. The Company believes that no impairment exists related to the Company’s long-lived assets at December 31, 2004.

Intellectual Property

Prior to March 2003, costs incurred in connection with patents were expensed as incurred due to the possibility that the Company would never be able to derive any benefits from its patents. The Company has exclusive rights (subject to rights granted to an affiliate of Alticor within the fields of dermagenomics and nutrigenomics) in twenty issued U.S. patents and has a number of U.S. patent applications pending. The Company has also been granted a number of corresponding foreign patents and a number of foreign counterparts of its U.S. patents and patent applications pending. Since inception the Company has expensed approximately $2.8 million in the effort to obtain patent protection for its intellectual property. Due to the alliance with Alticor Inc. that was entered into on March 5, 2003, the Company began capitalizing certain costs of patents for which the prospect of deriving benefits had become more certain. As of December 31, 2004 and 2003, the Company has capitalized $311,466 and $128,356, respectively, in patent costs and is included in other assets on the accompanying consolidated balance sheets. The Company amortizes these costs over the shorter of the life of the patent or ten years, their expected useful life. Accumulated amortization of capitalized patent costs was $28,410 and $6,418 at December 31, 2004 and 2003, respectively.

Beneficial Conversion Feature of Convertible Instruments

Based on EITF No. 00-27, which provides guidance on the calculation of a beneficial conversion feature of a convertible instrument, the Company has determined that the convertible preferred stock and the convertible debt issued on March 5, 2003 each contained a beneficial conversion feature.

Based on the effective conversion price (which was determined by allocating the proceeds received on March 5, 2003 of $9,595,336 based on the relative fair value of the convertible securities issued, or $8,094,727 to the convertible preferred stock and $1,500,609 to the convertible debt) of the convertible preferred stock of $0.2875 and the market value per share of $0.71 at March 5, 2003, the intrinsic value was calculated to be $11,897,228; however, in accordance with EITF No. 00-27, the amount of the discount allocated to the beneficial conversion feature is limited to the amount of the proceeds allocated to the instrument. This beneficial conversion feature resulted in a discount of the preferred stock of $8,094,727 at March 5, 2003. The Company accreted this discount on March 5, 2003, the earliest date the stock could be converted.

Based on the effective conversion price of the convertible debt of $0.2875 and the market value per share of $0.71 at March 5, 2003, the intrinsic value was calculated to be $2,205,522; however in accordance with EITF No. 00-27, the amount of the discount allocated to the beneficial conversion feature is limited to the amount of the proceeds allocated to the instrument. The beneficial conversion feature resulted in a discount of the convertible debt of $1,500,609 at March 5, 2003. The amount of the discount allocated to the beneficial conversion feature of the convertible debt is amortized from the date of issuance to the earlier of the maturity or conversion date. Therefore, the Company charged $310,471 and $258,726 to amortization of note discount for the years ended December 31, 2004 and 2003, respectively.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in 2006.

The Company currently accounts for its stock-based compensation plans in accordance with APB No. 25. Therefore, the adoption of this statement is likely to have a material effect on the Company’s consolidated financial statements.

Note 4—Strategic Alliance with Alticor Inc.

On March 5, 2003, the Company entered into a broad strategic alliance with several affiliates of the Alticor family of companies to develop and market novel nutritional and skin care products. The alliance utilizes Interleukin Genetics’ intellectual property and expertise in genomics to develop personalized consumer products. Alticor has a long history of manufacturing and distributing high quality nutritional supplements and skin care products to a worldwide market.

The alliance initially included an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations. The major elements of the initial alliance were:

•       The purchase by Alticor of $7,000,000 of equity in the form of 5 million shares of Series A Preferred Stock for $1.40 per share. These were convertible into 28,157,683 shares of common stock at a stated conversion price equal to $0.2486 per share. On March 11, 2004, upon achievement of a defined milestone, Alticor contributed an additional $2,000,000 to the Company for a total equity funding of $9,000,000 and a new stated conversion price of $0.3196 per share, or 28,160,200 shares of common stock.

•       The right of the Series A holders to nominate and elect four directors to a five person board.

•       A research and development agreement (Research Agreement I) providing the Company with funding of $5.0 million, payable over the twenty-four month period from April 2003 through March 2005, to conduct certain research projects with a royalty on resulting products.

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

As of December 31, 2004, there was $2,595,336 outstanding under the terms of these credit facilities. The credit facilities will mature in December 2007, bear interest at 1% over the prime rate,

are collateralized by a security interest in Interleukin’s intellectual property, and are convertible at the election of Alticor into 4,060,288 shares of common stock at a stated conversion price equal to $0.6392 per share.

On June 17, 2004, the Company entered into another research agreement (Research Agreement II), valued at $2.2 million, as amended, with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. During the first phase of the agreement, the Company received $1,380,000 in research funding over a period of six months beginning on July 1, 2004. If Alticor determines, in its sole discretion, that it has a reasonable likelihood of commercializing weight management nutritional products, the Company will be eligible to receive, during the second phase of the agreement, an additional $820,000 in funding over a six-month period.

On March 5, 2005, the Company entered into an agreement with Alticor to expand the research being performed under Research Agreement I (Research Agreement III) to provide additional funding of $2.7 million over the two years beginning April 1, 2005. Also on March 5, 2005, the Company entered into an additional research agreement (Research Agreement IV) with Alticor for exploratory research valued at $2.3 million over a two-year period commencing April 1, 2005. These research agreements are expected to provide the Company with a total of $5.0 million during the two years ending March 2007.

Also on April 18, 2005, Alticor paid the Company, upon achieving a certain milestone, $2.0 million as an advance payment for genetic risk assessment tests to be processed under the terms of the Distribution Agreement. Further, Alticor agreed to extend the draw down period of the $1.5 million working capital credit line through 2007.

Note 5—Research Agreements

In July 1999, the Company entered into an agreement (the Research and Technology Transfer Agreement) with The University of Sheffield (Sheffield), whereby it undertook the development and commercialization of certain discoveries resulting from Sheffield’s research. For certain of the discoveries, the parties reached a specific non-cancelable agreement of development and commercialization.

The Research and Technology Transfer Agreement was a five-year agreement with an automatic yearly renewal. In 1999, in accordance with this agreement, the Company issued 275,000 shares of common stock to Sheffield for transferring all rights and title of certain patents. The value of the common stock of $653,125 was charged to research and development expenses in 1999. Additionally, each year beginning July 1, 2000, Sheffield received 25,000 fully vested options to purchase common stock at the then current market price, plus 10,000 fully vested options to purchase common stock for each new patent application filed in the previous 12 months. During the year ended December 31, 2004, no options were granted under this agreement. During the years ended December 31, 2003 and 2002, 45,000 and 35,000 fully vested options to purchase common stock, respectively, were granted under this agreement and the Company charged $69,272 and $2,149, respectively, to research and development expenses based upon the fair value of the options determined using the Black-Scholes option-pricing model. These options have a five-year exercise period. In 1999, the Company entered into another research agreement with Sheffield (the Research Support Agreement) that automatically renews in one-year increments. This agreement requires the Company to pay the cost of agreed upon research projects conducted at Sheffield. For the year ended December 31, 2004, 2003 and 2002, the Company expensed approximately $294,000 for research conducted at Sheffield. This includes funding to Sheffield and to collaborators at Sheffield. Both, the Research and Technology Transfer Agreement and the Research Support Agreement expired in June 2004. The Company elected to discontinue the Research and Technology Transfer Agreement because its discovery research is being performed at its functional genomics laboratory in Waltham, Massachusetts but extended the Research Agreement through June 2005 to continue ongoing and planned research projects at Sheffield. The Research Agreement with Sheffield can be canceled if a certain key collaborator leaves Sheffield.

In 1999, a five-year consulting agreement was entered into with Sheffield’s key collaborator. In accordance with the consulting agreement, the key collaborator received 200,000 shares of common stock for relinquishing interests in previous research agreements. The value of the common stock of $475,000 was charged to research and development expenses in 1999. The key collaborator was also eligible to receive 1% of the first $4 million of net sales under the PST® Technology and 2% for sales above $4 million. Since 2002, this collaborator received no significant royalty payments for sales of PST®. During the year ended December 31, 2004, no options were granted under this agreement. During the years ended December 31, 2003 and 2002, in consideration for future services, the key collaborator received 25,000 fully vested options to purchase common stock at the then current market price. These options have a five-year exercise period from the date of grant. During the years ended December 31, 2003 and 2002, the Company charged to research and development expenses $38,485 and $296 related to the issuance of these options based upon the fair value determined using the Black-Scholes option-pricing model. This agreement expired in June 2004 but was extended until September 30, 2004. Effective October 1, 2004, the Company entered into a new agreement with this collaborator to include a retainer and travel expenses but included no stock options through September 30, 2005 with an annual automatic renewal unless sooner terminated.

Note 6—Accounts Receivable

The changes in the allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
	2004	2003	2002
Beginning of year	$—	$18,000	$14,000
Provision charged to expense	—	—	5,000
Accounts written off, net of recoveries	—	(18,000)	(1,000)
End of year	$—	$—	$18,000

Note 7—Fixed Assets

The fixed assets’ useful lives and balances at December 31, 2004 and 2003 consisted of the following:

	Useful Life	2004	2003
Computer and office equipment	3 years	$105,819	$97,139
R&D lab equipment	5 years	373,429	373,429
Genetic testing lab and equipment	5 years	866,664	—
Furniture and fixtures	5 years	37,087	6,250
Leasehold improvements	5 years	58,621	20,857
Equipment under capital leases	3 to 5 years	63,390	136,373
		1,505,010	634,048
Less—Accumulated depreciation and amortization		362,923	362,379
Total		$1,142,087	$271,669

Note 8—Income Taxes

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

For the years ended December 31, 2004, 2003 and 2002, there is no provision for income taxes included in the Consolidated Statement of Operations. The Company’s federal statutory income tax rate for 2004 and 2003 was 34% and 40%, respectively. The Company has incurred losses from operations but has not recorded an income tax benefit for 2004 or 2003 as the Company has recorded a valuation allowance against its net operating losses and other net deferred tax assets due to uncertainties related to the realizability of these tax assets.

Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. As of December 31, 2004 and 2003, the approximate income tax effect of the Company’s deferred tax assets (liabilities) consisted of the following:

	2004	2003
Net operating loss carryforwards	$13,500,000	$12,770,000
Research tax credit carryforwards	761,000	621,000
Accrual to cash adjustments	795,000	410,000
Disqualifying dispositions and non-qualified stock option exercises	274,000	147,000
Charitable contributions carryforward	2,000	—
Depreciation	3,000	4,000
Patents	(96,000)	—
Total deferred tax assets	15,239,000	13,952,000
Valuation allowance	(15,239,000)	(13,952,000)
Net deferred tax assets	$—	$—

Funds received from Alticor for research and other agreements are reflected as equity in the financial statements but are reported as revenue for tax purposes and included in the calculation of the net operating loss carryforward for the years ended December 31, 2004 and 2003 in the amounts of $3,609,429 and $2,001,838, respectively.

As of December 31, 2004, the Company had net operating loss (NOL) and research tax credit carryforwards of approximately $39,500,000 and $761,000, respectively, for federal and state income tax purposes, expiring in varying amounts through the year 2024. The Company’s ability to use its NOL and tax credit carryforwards to reduce future taxes is subject to the restrictions provided by Section 382 of the Internal Revenue Code of 1986. These restrictions provide for limitations on the Company’s utilization of its NOL and tax credit carryforwards following a greater than 50% ownership change during the prescribed testing period. On March 5, 2003, the Company has had such a change. As a result, all of the Company’s NOL carryforwards are limited in utilization. The annual limitation may result in the expiration of certain of the carryforwards prior to utilization.

Note 9—Capital Stock

Authorized Common and Preferred Stock

At December 31, 2004, the Company had authorized 6,000,000 shares of Preferred Stock and designated 5,000,000 of those as Series A Preferred Stock of which all 5,000,000 were issued and outstanding. At December 31, 2004, the Company had authorized 75,000,000 shares of $0.001 par value common stock of which 61,960,825 shares were outstanding or reserved for issuance. Of those, 23,594,337 shares were outstanding, 28,160,200 shares were reserved for the conversion of the Series A Preferred to common stock, 4,060,288 shares were reserved for the conversion of approximately $2.6 million of debt, 5,157,646 shares were reserved for the exercise of authorized and outstanding stock options, 525,000 shares were reserved for the exercise of outstanding warrants to purchase common stock and 463,354 shares were reserved for the exercise of rights held under the Employee Stock Purchase Plan.

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its Common Stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them. The liquidation preference at December 31, 2004 was $18,000,000. After receiving this amount, the holders of the Series A Preferred Stock shall participate on an as-converted basis with the holders of common stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of December 31, 2004, the Series A Preferred Stock is convertible into 28,160,200 shares of Common Stock reflecting a conversion price of $.3196 per share.

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

On October 22, 2002, as a condition for an interim financing agreement with Pyxis that is discussed further in Note 10, the Company entered into separate agreements with the purchasers in the December 2000 and January 2001 private placements to waive certain provisions of these private placement agreements. Specifically, the purchasers waived their right to receive cash payments of up to $100,000 per month when the Company’s common stock is delisted from the Nasdaq SmallCap Market. Also waived was the purchasers’ right to receive additional shares of the Company’s common stock for no additional consideration if the Company issues shares of its common stock at a price below $2.50 per share. Under these agreements, the purchasers have also agreed to cancel warrants to purchase an aggregate of 864,407 shares of common stock. In exchange, the Company issued an aggregate of 1,676,258 shares of its common stock to the purchasers for no additional cash consideration.

Employee Stock Purchase Plan

Effective October 14, 1998, the Company’s Board of Directors approved an Employee Stock Purchase Plan for qualified employees of the Company. Under the terms of the Employee Stock Purchase Plan, an employee may purchase up to $25,000 per calendar year of the Company’s stock at a price equal to 85% of the fair market value of the stock (as quoted on the company’s listing exchange) on either the first or last day of a calendar quarter. The Company has reserved 500,000 shares of common stock for purchases to be made under the Employee Stock Purchase Plan. During the years ended December 31, 2004, 2003 and 2002, 10,998, 8,408 and 9,855 shares, respectively, were purchased under the Employee Stock Purchase Plan at an average purchase price of approximately $2.99, $1.43 and $0.54 per share, respectively.

NASDAQ Delisting

On October 9, 2002 the Company received a letter from NASDAQ stating that it did not meet the criteria for the continued listing of its common stock on the NASDAQ SmallCap Market. The letter stated that Interleukin’s common stock was not in compliance with the $1 minimum bid price, that stockholders’ equity did not meet the $2.5 million minimum requirement, and that the NASDAQ Staff rejected the Company’s plan to regain compliance with those listing criteria. The Company appealed the ruling and an appeals hearing was held on November 14, 2002. On December 10, 2002, the Company received notification from the NASDAQ Listing Qualifications Panel that the panel had denied the Company’s request for continued listing on the NASDAQ SmallCap market. The Company was delisted from NASDAQ on that date. Since December 10, 2002, the Company’s common stock has traded on the Over-the-Counter-Bulletin-Board (OTCBB) under the symbol ILGN. It is not known when or if the common stock will again trade on the NASDAQ SmallCap market.

Note 10—Debt

On August 9, 2002 the Company received approximately $475,000 in net proceeds from the sale of term promissory notes with an original aggregate principal amount of $525,000. These notes paid interest at a rate of 15% and had an original maturity of August 9, 2003. The purchasers of the promissory notes received warrants to purchase one share of the Company’s common stock at a purchase price of $2.50 for every dollar invested in the promissory notes. In total, warrants to purchase 525,000 shares of common stock were issued. These warrants are immediately exercisable and expire ten years from the date of issuance. As of December 31, 2004, none of these warrants had been exercised. Amortization expense related to the discount of notes was approximately $210,000 and $150,000 for the years ended December 31, 2003 and 2002, respectively. These notes and $70,336 in accrued interest were repaid on July 1, 2003 using proceeds provided by Pyxis under terms of a credit facility with Pyxis (see Note 3).

On October 23, 2002, the Company entered into an interim financing agreement with Pyxis Innovations, Inc. that provided debt financing of $2.0 million. The financing was in the form of four $500,000 promissory notes, which closed on October 23, 2002, November 15, 2002, December 16, 2002 and January 30, 2003. These notes had an original maturity date of December 31, 2003 and accrued interest at a rate of 15%. The outstanding principal amount and all accrued interest were to be paid upon maturity. These notes are collateralized by all of the Company’s intellectual property except intellectual property relating to periodontal disease and sepsis. These notes were amended as part of the strategic alliance with Alticor Inc. (See below).

On March 5, 2003 as part of its strategic alliance with Alticor Inc., the Company was granted credit facilities as follows:

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

As of December 31, 2004 there was $2,595,336 outstanding under the terms of these credit facilities. The credit facilities will mature in December 2007, bear interest at 1% over the prime rate (6.25% at December 31, 2004), are collateralized by a security interest in the Company’s intellectual property (except intellectual property related to periodontal disease and sepsis), and are convertible at the election of Alticor into 4,060,288 shares of common stock at a stated conversion price equal to $0.6392 per share.

Note 11—Equity Interest in Molecular SkinCare Limited

In October 2003, the Company acquired 12,014 ordinary shares (representing approximately 5% of the outstanding equity) of Molecular SkinCare Limited, a start-up biotechnology company located in Sheffield, England. The transaction was in exchange for granting rights to Molecular SkinCare and Asterion Limited, a company also located in Sheffield, England, in certain intellectual property licensed to the company. Management determined that the fair value of the shares received was not determinable within reasonable limits because Molecular SkinCare Limited is a private entity and there was major uncertainty about the realizability of the value that would be assigned to this asset received in a non-monetary transaction and therefore assigned a nominal value of $1 to the shares. On February 1, 2005, York Pharma acquired all of the outstanding shares of Molecular SkinCare and will issue its ordinary shares to the shareholders of Molecular SkinCare as consideration.

Note 12—Stock Option Plans

In June 1996, the Company’s shareholders approved the adoption of the 1996 Equity Incentive Plan (the 1996 Plan). The 1996 Plan provides for the award of nonqualified and incentive stock options, restricted stock and stock bonuses to employees, directors, officers and consultants of the Company. A total of 1,300,000 shares of the Company’s common stock have been reserved for award under the 1996 Plan of which 294,714 remained unissued at December 31, 2004. This plan no longer complies with the current Securities Exchange Act and, consequently, was terminated with respect to new grants.

In June 2000, the Company’s shareholders approved the adoption of the Interleukin Genetics, Inc. 2000 Employee Stock Compensation Plan (the 2000 Plan). The 2000 Plan provides for the award of nonqualified and incentive stock options, restricted stock, and stock awards to employees, directors, officers, and consultants of the Company. A total of 2,000,000 shares of the Company’s common stock have been reserved for award under the 2000 Plan of which 115 were available for future issuance at December 31, 2004.

In June 2004, the Company’s shareholders approved the adoption of the Interleukin Genetics, Inc. 2004 Employee Stock Compensation Plan (the 2004 Plan). The 2004 Plan provides for the award of nonqualified and incentive stock options, restricted stock, and stock awards to employees, directors, officers, and consultants of the Company. A total of 2,000,000 shares of the Company’s common stock have been reserved for award under the 2004 Plan of which 1,877,343 were available for future issuance at December 31, 2004.

Nonqualified and incentive stock options with a life of 10 years are generally granted at exercise prices equal to the fair market value of the common stock on the date of grant. Options generally vest over a period of three to four years.

A summary of the status of the Company’s stock options, issued both under the 1996, 2000 and 2004 Plans and outside of these plans, at December 31, 2004, 2003 and 2002, and changes during these years is presented in the tables below:

The following table details all stock option activity:

	2004		2003		2002
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding, beginning of year	3,180,133	$2.65	2,873,652	$2.29	2,652,069	$2.47
Granted	342,707	3.97	852,000	3.70	338,600	0.84
Exercised	(320,751)	2.10	(135,931)	1.06	(4,437)	0.75
Canceled	(216,615)	3.47	(409,588)	2.95	(112,580)	2.14
Outstanding, end of year	2,985,474	$2.81	3,180,133	$2.65	2,873,652	$2.29
Exercisable, end of year	2,243,465	$2.44	2,220,971	$2.28	2,032,774	$2.41

These totals include 70,000 and 60,000 nonqualified stock options issued to non-employees in 2003 and 2002 respectively for which expenses of $111,580 and $2,203 was recorded respectively during those years. No stock options were issued to non-employees in 2004.

The following table details further information regarding stock options outstanding and exercisable at December 31, 2004:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price:	Shares	Weighted Avg remaining contractual life (years)	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
$0.50 - $0.99	385,527	5.15	$0.64	375,859	$0.64
$1.00 - $1.49	416,000	6.17	1.22	416,000	1.22
$1.50 - $1.99	169,965	5.57	1.72	169,965	1.72
$2.00 - $2.49	105,500	6.87	2.28	47,250	2.21
$2.50 - $2.99	795,775	4.35	2.80	784,525	2.80
$3.50 - $3.99	292,135	8.26	3.68	200,828	3.70
$4.00 - $4.49	176,400	6.26	4.27	71,200	4.42
$4.50 - and up	644,172	8.44	4.70	277,838	4.71
	2,985,474	6.24	$2.81	2,343,465	$2.44

Note 13—Employee Benefit Plan

In 1998, the Company adopted a profit sharing plan covering substantially all of its employees. Under the profit sharing plan, the Company may, at the discretion of the Board of Directors, contribute a portion of the Company’s current or accumulated earnings. In September 1998, the Company amended and restated the profit sharing plan to include provisions for Section 401(k) of the Internal Revenue Code, which allowed for pre-tax employee contributions to the plan. Under the amended and restated plan, the Company may, at the discretion of the Board of Directors, match a portion of the participant contributions. The Company currently contributes 15% of any amount employees contribute, up to a maximum of $1,000 per participant per calendar year. Company contributions, if any, are credited to the participants’ accounts and vest over a period of four years based on the participants’ initial service date with the Company. During the years ended December 31, 2004, 2003 and 2002, $20,151, $936 and $20,690 was contributed to the plan, respectively.

Note 14—Commitments and Contingencies

The Company leases its office and laboratory space under a non-cancelable operating lease expiring March 2009.

The Company also leases certain office equipment under lease obligations. Future minimum lease commitments under lease agreements with initial or remaining terms of one year or more at December 31, 2004, are as follows:

Year Ending December 31,	Operating Leases	Capital Leases
2005	443,436	15,059
2006	443,436	3,017
2007	437,004	—
2008	437,004	—
2009	109,251	—
	$1,870,131	18,076
Less—Amount representing interest		786
Less—Current portion		14,312
Long-term portion		$2,978

Rent expense was $389,351, $272,112 and $265,363 for the years ended December 31, 2004, 2003 and 2002, respectively.

Acquisition of Data Bases

In connection with the research agreement with Alticor dated March 5, 2003, the Company is obligated to purchase two clinical databases. As of June 30, 2004, the Company determined that this obligation met the criteria of SFAS No. 5, Accounting for Contingencies, and estimated the cost of these two databases at $450,000. Accordingly, the Company recorded a liability and charged research and development expenses of $450,000 at that time. As of December 31, 2004, the Company had negotiated the acquisition of the first of the two databases. The Company believes that the acquisition of the databases will not exceed the amount that the Company has estimated, however actual amounts could differ.

Sponsored Research Agreements

In connection with the research agreement with Alticor dated June 17, 2004, the Company entered into a sponsored research agreement with Tufts University to conduct a clinical study. The sponsored research agreement is for an amount not to exceed $662,000 and is payable upon achievement of certain milestones. As of December 31, 2004, Tufts University had achieved two of the four milestone payments valued at $350,000. However, as of December 31, 2004, the Company has only made payments of $100,000 and the remaining $250,000 is included in accrued expenses. The remaining commitment on this agreement is $312,000. As, and if, Tufts University completes the other milestones associated with this sponsored research agreement, the Company will record these costs as research and development expenses.

Employment Agreements

The Company has entered into employment agreements with certain key employees of the Company, which range from one to three years and provide for severance ranging from three months to one year upon termination of employment.

Note 15—Segment Information

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131) which establishes standards for reporting information about operating segments in annual and interim financial statements, and requires that companies report financial and descriptive information about its reportable segments based on a management approach. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. In applying the requirements of this statement, each of the Company’s geographic areas described below was determined to be an operating segment as defined by the statement, but have been aggregated as allowed by the statement for reporting purposes. As a result, the Company continues to have one reportable segment, which is the development of genetic risk assessment tests and therapeutic targets for common diseases.

The Company has no operations outside of the United States. During 2004, 2003 and 2002, the Company had minimal royalty income derived from distributors outside the United States, minimal expenses derived from research partners outside the United States and minimal assets outside of the United States. The Company does not believe this risk is material and does not use derivative financial instruments to manage foreign currency fluctuation risk.

Note 16—Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2004	2003
Legal	$50,000	$60,000
Vacation	96,040	98,544
Bonuses	87,500	50,000
Research	580,975	282,818
Other	100,392	46,829
Total	$914,907	$538,191

Note 17—Selected Quarterly Financial Data (Unaudited)

The following are selected quarterly financial data for the years ended December 31, 2004 and 2003

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenue	$8,343	$9,977	$8,216	$8,135
Gross profit	$8,288	$9,934	$7,965	$8,134
Loss from operations	$(1,541,425)	$(2,004,794)	$(1,594,254)	$(1,561,560)
Net loss	$(1,681,031)	$(2,140,005)	$(1,729,836)	$(1,695,330)
Net loss attributable to common stockholders	$(1,681,031)	$(2,140,005)	$(1,729,836)	$(1,695,330)
Basic and diluted net loss per common share	$(0.07)	$(0.09)	$(0.07)	$(0.07)

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues	$28,738	$7,909	$7,985	$9,473
Gross profit	$11,856	$4,211	$7,946	$9,434
Loss from operations	$(1,553,295)	$(1,453,862)	$(1,341,885)	$(1,518,591)
Net loss	$(1,704,099)	$(1,688,604)	$(1,508,561)	$(1,657,650)
Net loss attributable to common stockholders	$(9,798,826)	$(1,688,604)	$(1,508,561)	$(1,657,650)
Basic and diluted net loss per common share	$(0.42)	$(0.07)	$(0.06)	$(0.07)

As discussed in Note 2, the quarterly periods have been restated. The following are selected quarterly financial data as had been previously reported.

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(As Reported)	(As Reported)	(As Reported)	(As Reported)
Revenue	$644,943	$663,977	$1,400,066	$935,114
Gross profit	$159,813	$202,462	$570,878	$79,100
Loss from operations	$(904,825)	$(900,794)	$(352,404)	$(784,581)
Net loss	$(928,962)	$(920,536)	$(372,517)	$(802,884)
Net loss attributable to common stockholders	$(928,962)	$(920,536)	$(372,517)	$(802,884)
Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.02)	$(0.03)

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(As Reported)	(As Reported)	(As Reported)	(As Reported)
Revenue	$28,738	$632,909	$633,785	$760,511
Gross profit	$11,856	$250,454	$140,212	$28,358
Loss from operations	$(1,553,295)	$(828,862)	$(716,085)	$(767,553)
Net loss	$(1,665,609)	$(948,136)	$(767,292)	$(791,144)
Net loss attributable to common stockholders	$(1,665,609)	$(948,136)	$(767,292)	$(791,144)
Basic and diluted net loss per common share	$(0.07)	$(0.04)	$(0.03)	$(0.03)

Note 18—Subsequent Events

On February 1, 2005, York Pharma acquired all of the outstanding shares of Molecular SkinCare and will issue its ordinary shares to the shareholders of Molecular SkinCare as consideration.

On March 5, 2005, the Company entered into an agreement with Alticor to expand the research being performed under Research Agreement I (Research Agreement III) to provide additional funding of $2.7 million over two years beginning April 1, 2005. Also on March 5, 2005, the Company entered into an additional research agreement (Research Agreement IV) with Alticor for exploratory research valued at $2.3 million over two years commencing April 1, 2005. These research agreements are expected to provide the Company with a total of $5.0 million during the two years ending March 2007.

Also on April 18, 2005, Alticor paid the Company, upon achieving a certain milestone, $2.0 million advance payment for genetic risk assessment tests to be processed under the terms of the Distribution Agreement. Further, Alticor agreed to extend the draw down period of the $1.5 million working capital credit line through 2007.