Form 10-Q
period 2005-03-31
INTERLEUKIN GENETICS INC
filed 2005-05-10
CIK 1037649

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005

Commission File Number: 0-23413

INTERLEUKIN GENETICS, INC.
(Name of Registrant in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3123681 (I.R.S. Employer Identification No.)
135 Beaver Street, Waltham, MA (Address of principal executive offices)	02452 (Zip Code)
Registrant's Telephone Number: (781) 398-0700
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

        As of April 25, 2005, there were 23,644,527 shares of the Registrant's Common Stock and 5,000,000 shares of the Registrant's Series A Preferred Stock, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,093,944	$4,528,425
Accounts receivable, net of allowance for doubtful accounts of $0 in 2005 and 2004	889	10,131
Prepaid expenses and other current assets	159,650	182,819

Total current assets	3,254,483	4,721,375
Fixed assets, net	1,078,487	1,142,087
Other assets	343,060	322,039

Total Assets	$4,676,030	$6,185,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82,572	$94,780
Accrued expenses	676,427	914,907
Deferred revenue	8,760	12,760
Commitments for funded research and development projects	408,544	408,544
Current portion of capital lease obligations	11,596	14,312

Total current liabilities	1,187,899	1,445,303
Long-term notes payable	1,325,181	1,209,713
Capital lease obligations, less current portion	—	2,978

Total liabilities	2,513,080	2,657,994
Stockholders' equity:
Convertible preferred stock, Series A $0.001 par value—6,000,000 shares authorized; 5,000,000 issued and outstanding at March 31, 2005 and December 31, 2004; aggregate liquidation preference of $18,000,000 at March 31, 2005	5,000	5,000
Common stock, $0.001 par value—75,000,000 shares authorized; 23,636,527 and 23,594,337 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	23,636	23,595
Additional paid-in capital	58,274,234	58,123,868
Accumulated deficit	(56,139,920)	(54,624,956)

Total stockholders' equity	2,162,950	3,527,507

Total liabilities and stockholders' equity	$4,676,030	$6,185,501

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
		(As Restated)
Revenue	$7,359	$8,343
Cost of revenue	—	55

Gross profit	7,359	8,288

Operating Expenses:
Research and development	684,003	825,035
Selling, general and administrative	703,939	724,678

Total operating expenses	1,387,942	1,549,713

Loss from operations	(1,380,583)	(1,541,425)

Other income (expense):
Interest income	21,473	9,551
Interest expense	(40,386)	(33,688)
Amortization of note discount	(115,468)	(115,469)

Total other income (expense)	(134,381)	(139,606)

Net loss	$(1,514,964)	$(1,681,031)

Basic and diluted net loss per common share	$(0.06)	$(0.07)

Weighted average common shares outstanding	23,604,882	23,323,069

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,514,964)	$(1,681,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,957	26,444
Amortization of note discount	115,468	115,469
Changes in operating assets and liabilities:
Accounts receivable, net	9,242	2,310
Prepaid expenses and other current assets	23,169	27,624
Accounts payable	(12,208)	14,403
Accrued expenses	(238,480)	43,963
Deferred revenue	(4,000)	(4,000)

Net cash used in operating activities	(1,540,816)	(1,454,818)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(9,187)	(3,059)
Increase in other assets	(29,191)	(45,324)

Net cash used in investing activities	(38,378)	(48,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by Alticor	65,500	2,749,038
Proceeds from exercises of warrants and stock options	83,860	486,370
Proceeds from employee stock purchase plan	1,047	9,399
Principal payments of capital lease obligations, net	(5,694)	(6,244)

Net cash provided by financing activities	144,713	3,238,563

Net (decrease) increase in cash and cash equivalents	(1,434,481)	1,735,362
Cash and cash equivalents, beginning of period	4,528,425	4,759,453

Cash and cash equivalents, end of period	$3,093,944	$6,494,815

Supplemental disclosures of cash flow information:
Cash paid for interest	$40,386	$33,688

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited interim consolidated financial statements include the accounts of Interleukin Genetics, Inc. and its wholly-owned subsidiary, Interleukin Genetics Laboratory Services, Inc., (collectively referred to as the "Company" or "Interleukin") as of March 31, 2005 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited interim consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note 2. Restatement of Consolidated Financial Statements

        The accompanying consolidated financial statements for the three months ended March 31, 2004 have been restated to properly account for the transaction entered into with Alticor, Inc and its affiliates on March 5, 2003.

        In a private placement on March 5, 2003, the Company entered into a Stock Purchase Agreement with Pyxis Innovations, Inc., a subsidiary of Alticor, pursuant to which Pyxis purchased from the Company 5,000,000 of the Company's Series A Preferred Stock, $0.001 per share, for $7,000,000 in cash and $2,000,000 in cash to be paid, if at all, upon the Company reaching a milestone pursuant to the terms of the Stock Purchase Agreement. The Series A Preferred Stock issued in the private placement were initially convertible into 28,157,683 shares of the Company's Common Stock at the purchaser's discretion. Pursuant to the terms of the Stock Purchase Agreement, Pyxis agreed to refinance, in the form of convertible debt, certain of the Company's indebtedness in the form of previously issued promissory notes that were held by Pyxis and certain individuals. This ultimately amounted to $2,595,336 in debt refinanced and was initially convertible into 5,219,903 shares of the Company's Common Stock. Concurrent with the closing of the Stock Purchase Agreement, the Company entered into a research agreement with an affiliate of Pyxis that would provide additional funding of $5,000,000 to be paid quarterly over a two-year period.

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

        On March 5, 2003, the Company was obligated to issue up to 33,377,586 shares of its common stock underlying the convertible preferred stock and the convertible debt issued. Based on a last reported trade price of $0.71 per common share of the Company's common stock on March 5, 2003, the convertible instruments had a fair value of $23,698,086 on the date of issuance. Based on the fair value of the convertible instruments and the guidance provided by EITF 01-1, the Company will recognize the fair value of the convertible instruments, to the extent of proceeds received, with a corresponding decrease to the sales price of the goods and services provided. Therefore, at March 5, 2003, the Company treated the $5,000,000 committed research funding as an equity investment rather than revenue and any costs of performing the research services under the agreement will be classified as research and development expenses. Any subsequent proceeds that the Company will receive from Alticor that are linked to the March 2003 transaction, will be considered equity rather than revenue to the extent of the fair value of the convertible instruments at March 5, 2003. During 2003 and the three months ended March 31, 2004, the Company received various purchase orders from Alticor valued at $141,800 to conduct genotyping tests for research purposes. These purchase orders are deemed to be linked to the March 2003 transaction, and accordingly are treated as equity rather than revenue. The effect of this treatment resulted in an increase to net loss for the three months ended March 31, 2004 of $636,600, or $0.03 per common share.

        In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF No. 00-27), the Company determined that the convertible preferred debt issued on March 5, 2003 contained a beneficial conversion feature. Based on the effective conversion price of the convertible debt of $0.2875 (which was determined by allocating the proceeds received on March 5, 2003 of $9,595,336 based on the relative fair value of the convertible securities issued, or $8,094,727 to the convertible preferred stock and $1,500,609 to the convertible debt) and the market value per share of $0.71 at March 5, 2003, the intrinsic value was calculated to be $2,205,522; however in accordance with EITF No. 00-27, the amount of the discount allocated to the beneficial conversion feature is limited to the amount of the proceeds allocated to the instrument. The beneficial conversion feature resulted in a discount of the convertible debt of $1,500,609 at March 5, 2003. The amount of the discount allocated to the beneficial conversion feature of the convertible debt is amortized from the date of issuance to the earlier of maturity or the actual conversion date. Therefore, the Company charged $77,617 to amortization of note discount for the three months ended March 31, 2004 which resulted in an increase to net loss for the three months ended March 31, 2004 of $77,617, or less than $0.01 per common share.

        In addition, the convertible debt has a stated interest rate of prime plus 1%. However, the promissory notes, which were refinanced with the convertible debt, originally had a stated interest rate of 15%. Therefore, the Company determined the fair value of the convertible debt, using an interest rate comparable to that of the refinanced promissory notes, at $1,863,553. The resulting discount of $731,783 is amortized from the date of issuance to the earlier of maturity or conversion date. Therefore, the Company charged $37,852 to amortization of note discount for the three months ended March 31, 2004 which resulted in an increase to net loss for the three months ended March 31, 2004 of $37,852, or less than $0.01 per common share.

        The following table presents the financial statement adjustments on the Company's previously reported consolidated statement of operations for the three months ended March 31, 2004.

	As Reported	As Restated
Revenue	$644,943	$8,343
Cost of revenue	485,130	55

Gross profit	159,813	8,288

Operating expenses:
Research and development	381,260	825,035
Selling, general and administrative	683,378	724,678

Total operating expenses	1,064,638	1,549,713

Loss from operations	(904,825)	(1,541,425)
Other income (expense):
Interest income	9,551	9,551
Interest expense	(33,688)	(33,688)
Amortization of note discount	—	(115,469)

Total other incom(expense)	(24,137)	(139,606)

Net loss	$(928,962)	$(1,681,031)

Basic and diluted net loss per common share	$(0.04)	$(0.07)

Weighted average common shares outstanding	23,323,069	23,323,069

Note 3. Significant Accounting Policies

  Management Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. The Company's most critical accounting policies are in the areas of its strategic alliance with Alticor, stock-based compensation, income taxes, intellectual property, beneficial conversion feature of convertible instruments and the fair value of the convertible debt. These critical accounting policies are more fully discussed in these notes to consolidated financial statements.

  Strategic Alliance with Alticor

        In a private placement on March 5, 2003, the Company entered into a Stock Purchase Agreement with Pyxis Innovations, Inc., a subsidiary of Alticor, pursuant to which Pyxis purchased from the Company 5,000,000 of the Company's Series A Preferred Stock, $0.001 per share, for $7,000,000 in cash and $2,000,000 in cash to be paid, if at all, upon the Company reaching a milestone pursuant to the terms of the Stock Purchase Agreement. The Series A Preferred Stock issued in the private placement were initially convertible into 28,157,683 shares of the Company's Common Stock at the purchaser's discretion. Pursuant to the terms of the Stock Purchase Agreement, Pyxis agreed to refinance in the form of convertible debt certain of the Company's indebtedness in the form of previously issued promissory notes that were held by Pyxis and certain individuals. This ultimately amounted to $2,595,336 in debt refinanced and was initially convertible into 5,219,903 shares of the Company's Common Stock. Concurrent with the closing of the Stock Purchase Agreement, the Company entered into a research agreement with an affiliate of Pyxis that would provide additional funding of $5,000,000 to be paid quarterly over a two-year period.

        In accordance with EITF No. 01-1 the terms of both the agreement for goods or services provided and the convertible instrument should be evaluated to determine whether their separately stated pricing is equal to the fair value of the goods or services provided and the convertible instrument. If that is not the case, the terms of the respective transactions should be adjusted. The convertible instrument should be recognized at its fair value with a corresponding increase or decrease in the sales price of the goods or services.

        On March 5, 2003, the Company was obligated to issue up to 33,377,586 shares of its common stock underlying the convertible preferred stock and the convertible debt issued. Based on a last reported trade price of $0.71 per common share of the Company's common stock on March 5, 2003, the convertible instruments had a fair value of $23,698,086 on the date of issuance. Based on the fair value of the convertible instruments and the guidance provided by EITF 01-1, the Company will recognize the fair value of the convertible instruments, to the extent of proceeds received, with a corresponding decrease to the sales price of the goods and services provided. Therefore, at March 5, 2003, the Company treated the $5,000,000 committed research funding as an equity investment rather than revenue and any costs of performing the research services under the agreement were classified as research and development expenses. Any subsequent proceeds that the Company will receive from Alticor that are linked to the March 2003 transaction, will be considered equity rather than revenue to the extent of the fair value of the convertible instruments at March 5, 2003. In June 2004, the Company entered into another research agreement with Alticor for potential funding up to $2,200,000. In addition, since March 5, 2003, the Company received various purchase orders from Alticor valued at $501,800 to conduct genotyping test for research purposes. These purchase orders, together with the research agreement entered into in June 2004, are deemed to be linked to the March 2003 transaction, and accordingly are treated as equity rather than revenue. As of March 31, 2005, proceeds received from Alticor, or its affiliates, which were recorded as consideration for the fair value of the convertible instruments issued in March 2003, amounted to $18,323,924. As of March 31, 2005, there was $5,374,162 of unrecognized fair value of the convertible instruments.

  Stock-based Compensation

        Stock options issued to employees under the Company's stock option and stock purchase plans are accounted for under Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. All stock-based awards to non-employees are accounted for at their fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees.

        The Company applies the disclosure-only alternative of SFAS No. 123, which defines a fair-value-based method of accounting for employee stock options or similar equity instruments. Under the fair-

value-based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS No. 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed in APB No. 25. The Company has elected to continue to follow the accounting prescribed by APB No. 25 and has made the required disclosures prescribed by SFAS No. 123.

        Had compensation cost for the Company's employee stock awards been determined consistent with SFAS No. 123, the Company's net loss applicable to common stock and net loss per share would have been as follows:

	Three Months Ended March 31,
	2005	2004
		(As Restated)
Net loss applicable to common stockholders:
As reported	$(1,514,964)	$(1,681,031)
Stock-based employee compensation	(220,943)	(190,053)

Pro forma	$(1,735,907)	$(1,871,084)

Basic and diluted net loss per common share:
As reported	$(0.06)	$(0.07)
Pro forma	$(0.07)	$(0.08)

        The fair value of the options was estimated at the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions listed in the table below:

	Three Months Ended March 31,
	2005	2004
Risk free interest rate	5.00%	4.00%
Expected life	7 years	7 years
Expected volatility	70%	80%

        Using these assumptions, the weighted average grant date fair value of options granted in 2005 and 2004 was $2.62, and $3.33, respectively.

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as extremely limited transferability and, in most cases, vesting restrictions. In addition, the assumptions used in option valuation models are based upon historical averages that may not predict future results, particularly the expected stock price volatility of the underlying stock. Because changes in these input assumptions can materially affect the fair value estimate, in management's opinion, existing valuation models do not provide a reliable, single measure of the fair value of the Company's employee stock options.

  Income Taxes

        The preparation of its consolidated financial statements requires the Company to estimate its income taxes in each of the jurisdictions in which it operates, including those outside of the United States, which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating its actual current exposure together with assessing temporary differences resulting from different treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. The Company must then record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

        Significant management judgement is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of $15.5 million as of March 31, 2005, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management's estimate of future taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance which could materially impact the financial position and results of operations.

  Intellectual Property

        Prior to March 2003, costs incurred in connection with obtaining patent protection for intellectual property were expensed as incurred due to the possibility that the Company would never be able to derive any benefits from its patents. As of March 31, 2005, the Company has exclusive rights (subject to rights granted to an affiliate of Alticor within the fields of dermagenomics and nutrigenomics) in twenty issued U.S. patents and has a number of U.S. patents applications pending. The Company has also been granted a number of corresponding foreign patents and a number of foreign counterparts of its U.S. patents and patent applications pending. Since inception the Company has expensed approximately $2.9 million in the effort to obtain patent protection for its intellectual property. Due to the alliance with Alticor Inc. that was entered into on March 5, 2003, the Company began capitalizing certain costs of obtaining patent protection for which the prospect of deriving benefits had become more certain. As of March 31, 2005 and December 31, 2004, the Company has capitalized $342,153 and $311,466, respectively, in patent costs and is included in other assets in the accompanying consolidated balance sheets. The Company amortizes these patents over the shorter of the life of the patent or ten years, their expected useful life. Accumulated amortization of capitalized patent costs was $36,581 and $28,410 at March 31, 2005 and December 31, 2004, respectively.

  Beneficial Conversion Feature of Convertible Instruments

        Based on EITF No. 00-27, the Company determined that the convertible debt issued on March 5, 2003 contained a beneficial conversion feature. Based on the effective conversion price (which was determined by allocating the proceeds received on March 5, 2003 of $9,595,336 based on the relative fair value of the convertible securities issued, or $8,094,727 to the convertible preferred stock and $1,500,609 to the convertible debt) of the convertible debt of $0.2875 and the market value per share of

$0.71 at March 5, 2003, the intrinsic value was calculated to be $2,205,522; however in accordance with EITF N0. 00-27, the amount of the discount allocated to the beneficial conversion feature is limited to the amount of the proceeds allocated to the instrument. The beneficial conversion feature resulted in a discount on the convertible debt of $1,500,609 at March 5, 2003. The amount of the discount allocated to the beneficial conversion feature of the convertible debt is amortized from the date of issuance to the earlier of maturity or the actual conversion date. Therefore, the Company charged $77,617 to amortization of note discount for the three months ended March 31, 2005 and 2004. As of March 31, 2005, the unamortized discount associated with the beneficial conversion feature was $853,795.

  Fair Value of Convertible Debt

        The convertible debt issued in March 2003 has a stated interest rate of prime plus 1%. However, the promissory notes, which were refinanced with the convertible debt, originally had a stated interest rate of 15%. Therefore, the Company determined the fair value of the convertible debt, using an interest rate comparable to that of the refinanced promissory notes, at $1,863,553. The resulting discount of $731,783 is amortized from the date of issuance to the earlier of maturity or conversion date. Therefore, the Company charged $37,851 to amortization of note discount for the three months ended March 31, 2005 and 2004. As of March 31, 2005, the unamortized discount associated with the below market interest rate was $416,360.

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

	Three Months Ended March 31,
	2005	2004
Options outstanding	2,920,048	2,985,474
Warrants outstanding	525,000	525,000
Preferred stock	28,160,200	28,160,200
Convertible debt	4,060,288	4,060,288

Total	35,665,536	35,730,962

  Reclassifications

        Certain prior year balances have been reclassified to conform to current year presentation.

  Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004) "Share-Based Payment" (SFAS No. 123R). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in 2006.

        The Company currently accounts for its stock-based compensation plans in accordance with APB No. 25. Therefore, the adoption of this statement is likely to have a material effect on the Company's consolidated financial statements.

Note 4. Strategic Alliance with Alticor Inc.

        On March 5, 2003, the Company entered into a broad strategic alliance with several affiliates of the Alticor family of companies to develop and market novel nutritional and skin care products. The alliance utilizes Interleukin Genetics's intellectual property and expertise in genomics to develop personalized consumer products. Alticor has a long history of manufacturing and distributing high quality nutritional supplements and skin care products to a worldwide market.

        The alliance initially included an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations. The major elements of the initial alliance were:

  •
  The purchase by Alticor of $7,000,000 of equity in the form of 5,000,000 shares of Series A Preferred Stock for $1.40 per share. These were convertible into 28,157,683 shares of common stock at a stated conversion price equal to $0.2486 per share. On March 11, 2004, upon achievement of a defined milestone, Alticor contributed an additional $2,000,000 to the Company, for no additional shares of Series A Preferred Stock, for a total equity funding of $9,000,000 and a new stated conversion price of $0.3196 per share, or 28,160,200 shares of common stock.

  •
  The right of the Series A Preferred stockholders to nominate and elect four directors to a five person board.

  •
  A research and development agreement (Research Agreement I) providing the Company with funding of $5,000,000, payable over the twenty-four month period from April 2003 through March 2005, to conduct certain research projects with a royalty on resulting products.

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

          As of March 31, 2005, there was $2,595,336 outstanding under the terms of these credit facilities. The credit facilities will mature in December 2007, bear interest at 1% over the prime rate (6.75% at March 31, 2005), are collateralized by a security interest in the Interleukin's intellectual property, (except intellectual property relating to periodontal disease and sepsis) and are convertible at the election of Alticor into 4,060,288 shares of common stock at a stated conversion price equal to $0.6392 per share.

        On June 17, 2004, the Company entered into another research agreement (Research Agreement II) with Alticor, valued at $2,200,000, as amended, to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. During the first phase of the agreement, the Company received $1,380,000 in research funding over a period of six months beginning on July 1, 2004. If Alticor determines, in its sole discretion, that it has a reasonable likelihood of commercializing weight management nutritional products, the Company will be eligible to receive, during the second phase of the agreement, an additional $820,000 in funding over a six-month period.

        On March 5, 2005, the Company entered into an agreement with Alticor to expand the research being performed under Research Agreement I (Research Agreement III) to provide additional funding of $2.7 million over the two years beginning April 1, 2005. Also in March 2005, the Company entered into an additional research agreement (Research Agreement IV) with Alticor for exploratory research valued at $2.3 million over a two-year period commencing April 1, 2005. These research agreements are expected to provide the Company with a total of $5.0 million during the two-year period ending March 2007.

        In addition, in April 2005, Alticor paid the Company, upon achieving a certain milestone, $2.0 million as an advance payment for genetic risk assessment tests to be processed under the terms of the Distribution Agreement. Further, Alticor agreed to extend the draw down period of the $1.5 million working capital credit line through 2007.

Note 5. Debt

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

        As of March 31, 2005 there was $2,595,336 outstanding under the terms of these credit facilities. The credit facilities will mature in December 2007, bear interest at 1% over the prime rate (6.75% at March 31, 2005), are collateralized by a security interest in the Company's intellectual property (except intellectual property related to periodontal disease and sepsis), and are convertible at the election of Alticor into shares of common stock at a conversion price equal to $0.6392 per share.

Note 6. Capital Stock

  Authorized Common and Preferred Stock

        At March 31, 2005, the Company had authorized 6,000,000 shares of Series A Preferred stock of which 5,000,000 shares were issued and outstanding. At March 31, 2005, the Company had authorized 75,000,000 shares of $0.001 par value common stock of which 61,960,825 shares were outstanding or reserved for issuance. Of those, 23,636,527 shares were common and outstanding, 28,160,200 shares were reserved for the conversion of the Series A Preferred to common stock, approximately 4,060,288 shares were reserved for the conversion of approximately $2.6 million of debt, 5,115,804 shares were reserved for the exercise of authorized and outstanding stock options, 525,000 shares were reserved for the exercise of outstanding warrants to purchase common stock and 463,006 shares were reserved for the exercise of rights held under the Employee Stock Purchase Plan.

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

        In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company's assets or surplus funds to the holders of its

Common Stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them. The liquidation preference at March 31, 2005 was $18,000,000. After receiving this amount, the holders of the Series A Preferred Stock shall participate on an as-converted basis with the holders of common stock in any of the remaining assets.

        Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company's common stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of March 31, 2005, the Series A Preferred Stock is convertible into 28,160,200 shares of Common Stock reflecting a conversion price of $.3196 per share.

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

Note 7. Commitments and Contingencies

  Operating Leases

        The Company leases its office and laboratory space under a non-cancelable operating lease expiring March 2009. Future minimum lease commitments under this lease at March 31, 2005 are $1,759,272.

  Acquisition of Data Bases

        In connection with the research agreement with Alticor dated March 5, 2003, the Company is obligated to purchase two clinical databases. As of June 30, 2004, the Company determined that this obligation met the criteria of SFAS No. 5, Accounting for Contingencies, and estimated the cost of these two databases at $450,000. Accordingly, the Company recorded a liability and charged research and development expenses of $450,000 at that time. As of March 31, 2005, the Company had negotiated the acquisition of the first of the two databases. The Company believes that the acquisition of the databases will not exceed the amount that the Company has estimated, however actual amounts could differ.

  Sponsored Research Agreements

        In connection with the research agreement with Alticor dated June 17, 2004, the Company entered into a sponsored research agreement with Tufts University to conduct a clinical study. The sponsored research agreement is for an amount not to exceed $662,000 and is payable upon achievement of certain milestones. As of March 31, 2005, Tufts University had achieved two of the four milestone payments valued at $350,000. The remaining commitment on this agreement is $312,000. As, and if, Tufts University completes the other milestones associated with this sponsored research agreement, the Company will record these costs as research and development expenses.

Note 8. Segment Information

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

        The Company has no operations outside of the United States. For the three months ended March 31, 2005 and 2004, the Company had minimal royalty income derived from distributors outside the United States, minimal expenses derived from research partners outside the United States and minimal assets outside of the United States. The Company does not believe this risk is material and does not use derivative financial instruments to manage foreign currency fluctuation risk.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This report on Form 10-Q and the documents incorporated by reference within this document contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words or phrases such as "will likely result", "expect", "will continue", "anticipate", "estimate", "intend", "plan", "project", "outlook", or similar expressions are intended to identify forward-looking statements. Forward-looking statements address or may address the following subjects:

  •
  The sufficiency of our current cash resources together with additional research agreements, anticipated revenue from product launches and other arrangements to fund operations through mid-2006;

  •
  Our expectation that we will receive at least an $5.0 million in funding over the twenty-four month period ending March 2007 from an affiliate of Alticor under the terms of various research agreements with this affiliate;

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

  •
  Our expectation that our total research and development costs will be between approximately $4.0 million and $5.0 million for the year ended December 31, 2005;

  •
  Our expectation that we might derive benefit from our patented intellectual property; and

  •
  Our expectation that we will continue to experience losses until our genetic testing revenue grows substantially from current levels.

        Actual results may vary materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include but are not limited to; risks related to market acceptance of genetic risk assessment tests in general and our products in particular, risks related to technology and product obsolescence, delays in development of products, dependence on third parties, our ability to fund operations through mid-2006, competitive risks and those risks set forth within the section titled "Certain Factors That May Affect Future Results of Operations or the Market for Our Common Stock" beginning on page 22 within this report. We cannot be certain that our results will not be adversely affected by one or more of these factors or by other factors not currently anticipated. All information set forth in this Form 10-Q is as of the date of this Form 10-Q. Unless required by law we accept no responsibility to update this information.

General Overview

        We are in the business of personalized health. We are developing tests and products that can help individuals improve and maintain their health through preventive measures. We plan to develop the following types of products: 1) genetic risk assessment products, 2) preventive nutritional products (foods and nutritionals developed to prevent disease onset), and 3) personalized therapeutics that treat an individual with existing disease and use genetic information to expedite drug development and to target the drug use to individuals most likely to respond favorably. We will use our intellectual property and expertise to develop products or acquire additional intellectual property that can be leveraged, through collaboration with partners, to address unmet market needs. We are currently developing a number of genetic risk assessment tests to be distributed by Alticor in their multi-level marketing channel. The market launch for the first of such tests is expected to occur in the first quarter of 2006.

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

        We are devoting most of our resources to the support of the strategic collaboration with Alticor which includes the development of our genetic risk assessment tests to be sold in combination with Alticor's products. A portion of our resources is also devoted to the development of a new product for the periodontal market. Additionally, we expect to continue incurring losses as we continue research and development efforts in the development of new tests and new products.

        The alliance has included an equity investment, multi-year research and development agreements, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations. The financial elements of the alliance are described in greater detail within the "Liquidity and Capital Resources" beginning on page 21.

        Sufficiency of working capital remains our greatest challenge. The amount of cash generated from research collaborations with Alticor is not adequate to fund our operations, thus, resulting in an annual cash burn. The situation is, however, improving as discussed in the "Liquidity and Capital Resources" section beginning on page 21. Our current cash resources, together with additional research agreements, anticipated revenue from product launches, and other arrangements are adequate to fund operations through mid-2006.

Critical Accounting Policies

        Our significant accounting policies are described in Note 3 to the consolidated financial statements included in this report. We believe our most critical accounting policies are in the areas of our strategic alliance with Alticor, stock-based compensation and income taxes. We do not include the value of stock options issued to employees or our Directors as an expense. Had we expensed our stock-based compensation using the Black-Scholes option valuation model described below, our losses would have increased $221,000 in 2005 (or $0.01 per common share) and $190,000 in 2004 (or $0.01 per common share).

Strategic Alliance with Alticor:

        We account for our strategic alliance with Alticor in accordance with Emerging Issues Task Force (EITF) No. 01-1, Accounting for Convertible Instruments Granted to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash (EITF No. 01-1). Under EITF No. 01-1, proceeds received from Alticor, including payments under our research and development and other agreements, in connection with the March 5, 2003 transaction must first be allocated to the fair value of the convertible instruments issued. As of March 5, 2003, the fair value of the convertible instruments issued was $23.7 million; therefore any proceeds received from Alticor in connection with the March 5, 2003 transaction, up to $23.7 million, will be recorded as equity.

Stock-based Compensation:

        We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB No. 25, no stock-based compensation is reflected in net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002. The stock compensation expense in the table below recognizes the expense over the vesting period of the stock options.

	Three Months Ended March 31,
	2005	2004
		(As Restated)
Net loss attributable to common stockholders:
As reported	$(1,514,964)	$(1,681,031)
Stock-based employee compensation expense	(220,943)	(190,053)

Pro forma	$(1,735,907)	$(1,871,084)

Basic and diluted net loss per common share:
As reported	$(0.06)	$(0.07)
Pro forma	$(0.07)	$(0.08)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, for a stock that does not pay dividends with the following assumptions.

	Three Months Ended March 31,
	2005	2004
Risk free interest rate	5.00%	4.00%
Expected life	7 years	7 years
Expected volatility	70%	80%

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options. Our employee stock options have characteristics significantly different from those of traded options such as extremely limited transferability and, in most cases, vesting restrictions. In addition, the assumptions used in the Black-Scholes model (see above) are based upon historical averages that may not predict future results, particularly the expected stock price volatility of the underlying stock. Because changes in these input assumptions can materially affect the fair value estimate, in management's opinion, existing models do not provide a reliable, single measure of the fair value of its employee stock options.

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004) "Share-Based Payment" (SFAS No. 123R). SFAS No. 123R addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in 2006. We currently account for our stock-based compensation plans in accordance with APB No. 25. Therefore, the adoption of this statement is likely to have a material effect on our consolidated financial results.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $15.5 million as of March 31, 2005, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

        Revenue for the three months ended March 31, 2005 was $7,000 compared to $8,000 for the three months ended March 31, 2004, a decrease of $1,000 or 12%. Royalties on PST® sales were $3,000 (383 tests) and $4,000 (437 tests) for 2005 and 2004, respectively. Both years include licensing revenue of $4,000.

        Research and development expenses were $684,000 for the three months ended March 31, 2005 compared to $825,000 for the three months ended March 31, 2004, a decrease of $141,000 or 17%.

        Funded research and development expenses were $402,000 for the three months ended March 31, 2005 compared to $440,000 for the three months ended March 31, 2004, a decrease of $38,000 or 9%. In March 2003, we entered into a research agreement with Alticor to develop genetic tests and software to assess personalized risk and develop and use screening technologies to validate the effectiveness of the nutrigenomic consumables Alticor is developing. Additionally, we will play a key role in enhancing and maintaining scientific credibility in academic and medical communities. After our initial focus in developing products in the United States and Canada, we expect that we will expand our focus to include developing nutigenomic products for sale overseas and developing products in the United States and overseas in other areas of wellness and skin care. Research and development expenses associated with this agreement were $298,000 and $435,000 for the three months ended March 31, 2005 and 2004, respectively. In June 2004, we entered into another research agreement with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. Research and development expenses associated with this agreement were $43,000 for the three months ended March 31, 2005. In addition, during 2005 and 2004, we conducted genotyping tests for Alticor for research purposes. The costs associated with these tests were $61,000 for the three months ended March 31, 2005 and $5,000 for the same period in 2004.

        Unfunded research and development expenses were $282,000 for the three months ended March 31, 2005 compared to $385,000 for the three months ended March 31, 2004, a decrease of $103,000 or 27%. The decrease is primarily the result of temporary reductions in labor and overhead.

        Selling, general and administrative expenses were $704,000 for the three months ended March 31, 2005 compared to $725,000 for the three months ended March 31, 2004, a decrease of $21,000 or 3%.

        Interest income was $21,000 for the three months ended March 31, 2005 compared to $10,000 for the same period in 2004. The increase is primarily the result of an increase in the interest rate. Interest expense of $40,000 was incurred during the three months ended March 31, 2005 compared to $34,000 for the same period in 2004. The increase is primarily due to the increase in the prime rate over the two periods.

        We recorded amortization of note discount of $115,000 for the three months ended March 31, 2005 and 2004. Of the $115,000 expense, $78,000 is due to the amortization of the $1.5 million of discount resulting from the beneficial conversion feature of the convertible debt issued in March 2003 and $37,000 is due to the amortization of the $732,000 of discount associated with the below market stated interest rate.

Liquidity and Capital Resources

        As of March 31, 2005, we had cash and cash equivalents of $3.1 million. The cash balance at March 31, 2005 does not include the $2.0 million payment received from Alticor in April 2005 as a result of meeting a certain milestone. Net cash used in operating activities for each of the three month periods ended March 31, 2005 and 2004 was $1.5 million. Cash was used primarily to fund operations.

        Net cash used in investing activities was $38,000 for the three months ended March 31, 2005 compared to $48,000 during the same period in 2004. Cash was used primarily to fund the development of intellectual property.

        Net cash provided by financing activities was $145,000 for the three months ended March 31, 2005 compared to $3.2 million for the three months ended March 31, 2004. During 2005, we received $66,000 from our strategic alliance with Alticor and $85,000 from the exercise of stock options and stock purchases through the employee stock purchase plan. These amounts were offset by $6,000 of payments of our capital lease obligations. During 2004, we received $2.7 million from our strategic alliance with Alticor and $496,000 from the exercise of stock options and stock purchases through the employee stock purchase plan. These amounts were offset by $6,000 of payments of our capital lease obligations.

        We currently do not have any commitments for any material capital expenditures. Our obligations at March 31, 2005 for capital lease payments totaled $12,000, all of which is classified as current. These capital lease obligations mature through March 2006 at various interest rates.

        A summary of our contractual obligations as of March 31, 2005 is included in the table below:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$2,595,336	$—	$2,595,336	$—	$—
Capital Lease Obligations	11,596	11,596	—	—	—
Operating Lease Obligations	1,759,272	443,436	878,832	437,004	—

TOTAL	$4,366,204	$455,032	$3,474,168	$437,004	$—

        In March 2003, we entered into a broad strategic alliance with several affiliates of Alticor, Inc. family of companies to develop and market personalized nutritional and skin care products. As part of the strategic alliance, we entered into a research agreement (Research Agreement I) with Alticor, governing the terms of developing and validating nutrigenomic and dermagenomic tests and products. Alticor provided us with $5.0 million during the twenty-four months ending March 31, 2005, to conduct certain research projects.

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

        We have experienced significant operating losses since our inception and expect these losses to continue for some time. We incurred losses from operations of $5.1 million in 2002, $5.9 million in 2003, $6.7 million in 2004 and $1.4 million for the three months ended March 31, 2005. As of

March 31, 2005, our accumulated deficit was $56.1 million. Our losses result primarily from research and development and selling, general and administrative expenses. We have not generated significant revenue from product sales, and we do not know if we will ever generate sufficient revenue from product sales to cover our operating expenses. We will need to generate significant revenue to continue our research and development programs and achieve profitability. We cannot predict when, if ever, we will achieve profitability.

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

        The competition in the field of Personalized Health is not well defined due to a lack of an established market and customer base. The concept is new and requires consumers to do things differently, hence may be considered a "disruptive technology". Adoption of such technology requires substantial market development and customer prospecting. There are a few companies offering predisposition tests or health risk assessments and product recommendations based upon these assessments. Activities in these areas remain small and the overall market is unproven. While both we and Alticor have done some initial market research regarding the marketability of these products there can be no assurance that these products will be successful upon launch or that they can be sold at sufficient margins to make them profitable to our partners or us. If customers do not accept our tests, or take a longer time to accept them than we anticipate, then it will reduce our anticipated sales, resulting in additional losses.

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

Because a single shareholder has a controlling percentage of our voting power, other stockholders' voting power is limited.

        As of March 31, 2005, a single stockholder owned, or had rights to own approximately 57.7% of our outstanding common stock. Accordingly, this stockholder will be able to determine the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Certificate of Incorporation or By-Laws and the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets. This stockholder may make decisions that are adverse to other stockholders' or warrantholders' interests. This ownership concentration may also adversely affect the market price of our common stock. Three of our four directors are individuals chosen by this single stockholder. These directors might pursue policies in the interest of this single stockholder to the detriment of our other stockholders.

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

        The preferential right of the Series A Preferred Stock might reduce the value of the common stock.

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

        The availability and levels of reimbursement by governmental and other third-party payers affect the market for any healthcare service. These third-party payers continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products and services. To the extent that our products are sold through the medical channel, our ability to successfully commercialize our existing genetic risk assessment test and others that we may develop depends on obtaining adequate reimbursement from third-party payers. The extent of third-party payer reimbursement will likely heavily influence physicians' and dentists' decisions to recommend genetic risk assessment tests, as well as patients' elections to pursue testing. If reimbursement is unavailable or limited in scope or amount, then we cannot sell our products and services profitably. In particular, third-party payers tend to deny reimbursement for services which they determine to be investigational in nature or which are not considered "reasonable and necessary" for diagnosis or treatment. To date, few third-party payers have agreed to reimburse patients for genetic risk assessment tests, and we do not know if third-party payers will, in the future, provide full reimbursement coverage for these genetic tests. If third-party payers do not provide adequate reimbursement coverage, then individuals may choose to directly pay for the test. If both third-party payers and individuals are unwilling to pay for the tests, then the number of tests we can sell will be significantly decreased, resulting in reduced revenue and additional losses.

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

        The sale, performance and analyses of our genetic tests do not currently require FDA or other federal regulatory authority approval. Changes in existing regulations could require advance regulatory approval of genetic risk assessment tests, resulting in a substantial curtailment or even prohibition of our activities without regulatory approval. If our genetic tests ever require regulatory approval, on either a state or federal level, then the costs of introduction will increase and marketing and sales of products may be significantly delayed. We anticipate that the testing procedure itself will be performed primarily in our own genetic testing laboratory which will need to be certified under the auspices of the Clinical Laboratory Improvement Act of 1988 ("CLIA"), administered by the Health Care Financing Administration. We anticipate there will also be additional state and local regulations governing the operation of this laboratory. A delay in receiving CLIA certification or any applicable state or local certification would reduce our revenue and increase our net losses.

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

        Because our public common float exceeded $75 million on June 30, 2004, we became obligated to comply with Section 404 for the fiscal year ended December 31, 2004. Section 404 requires an annual management assessment of the effectiveness of our internal controls over financial reporting as of our most recent fiscal year end and a report by our independent registered public accounting firm of their opinion on our assessment. Management has selected the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Management did not complete its work related to the year ended December 31, 2004. Because of this, Grant Thornton LLP was unable to, and did not, express an opinion on management's assessment of its internal control over financial reporting for our fiscal year ended December 31, 2004. Our failure to timely implement an evaluation framework and complete our assessment of our internal control over financial reporting, identify and remediate any material weakness that may exist, and our auditors' inability to provide an opinion on management's assessment could expose us to regulatory sanctions or cause a loss of investor confidence in our internal controls, and in turn might adversely affect the market price of our common stock.

Our dependence on key executives and scientists could adversely impact the development and management of our business.

        Our success substantially depends on the ability, experience and performance of our senior management and other key personnel. If we lose one or more of the members of our senior management or other key employees, it could damage our development programs and our business. In addition, our success depends on our ability to continue to hire, train, retain and motivate skilled managerial and scientific personnel. The pool of personnel with the skill that we require is limited. Competition to hire from this limited pool is intense. We compete with numerous pharmaceutical and healthcare companies, as well as universities and nonprofit research organizations in the highly competitive Boston, Massachusetts's business area. Loss of the services of Dr. Philip R. Reilly, our Chief Executive Officer, Dr. Kenneth Kornman, our President and Chief Scientific Officer, or Mr. Fenel M. Eloi, our Chief Operating Officer and Chief Financial Officer, could delay our research and development programs or otherwise damage our business. In March 2003, we entered into employment agreements with three-year terms with Dr. Reilly, Dr. Kornman and Mr. Eloi. Each of these employees can terminate his employment upon 30 days notice. We do not maintain key man life insurance on any of our personnel.

In a circumstance in which Alticor enters a business in competition with our own, our Directors might have a conflict of interest.

        In conjunction with our strategic alliance with Alticor, we have agreed to certain terms for allocating opportunities as permitted under Section 122(17) of the Delaware General Corporation Law. This agreement regulates and defines the conduct of certain of our affairs as they may involve Alticor as our majority stockholder and its affiliates, and the powers, rights, duties and liabilities of us and our officers and directors in connection with corporate opportunities.

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

  Interest Rate Risk

        We are exposed to market risk from changes in interest rates primarily through our financing activities. Interest on our notes payable accrues at a rate equal to the prime rate of interest plus 1% per annum. Our ability to carry out our business plan or our ability to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

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

Item 4. Controls and Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

        (b)    Changes in Internal Control Over Financial Reporting.    As of December 31, 2004, management and our independent accountants have identified a weakness in our internal control over financial reporting that we do not maintain an appropriate segregation of duties for the functions of initiating, authorizing, recording, and reconciling transactions. This is due to a small number of employees with the financial and administrative functions of the company. However, management believes its extensive oversight mitigates the risks associated with the lack of segregation. Management will continue to evaluate the employees involved and the control procedures in place to determine whether the potential benefits of adding employees to clearly segregate duties justifies the expense assocated with such increases. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        We are not aware of any current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        Not applicable.

Item 3. Defaults Upon Senior Securities.

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5. Other Information.

        On April 26, 2005, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with the Securities and Exchange Commission (SEC). In our Form 10-K, management acknowledged that it did not complete the work necessary to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ended December 31, 2004. In light of this fact, our independent auditor, Grant Thornton LLP, was not able to, and did not, express an opinion on management's assessment of its internal control over financial reporting for our fiscal year ended December 31, 2004.

        On May 6, 2005, Nasdaq deemed our Form 10-K non-compliant presumably based on the disclaimer in the Form 10-K pertaining to Section 404. Having just learned of this on May 10, 2005, we are and will take every possible action to address this situation.

Item 6. Exhibits.

        The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLEUKIN GENETICS, INC.
Date: May 10, 2005	By:	/s/ PHILIP R. REILLY Philip R. Reilly Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2005	By:	/s/ FENEL M. ELOI Fenel M. Eloi Chief Financial Officer, Secretary & Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Exhibit
31.1	*	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

QuickLinks

TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERLEUKIN GENETICS, INC. AND SUBSIDIARY NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURES
EXHIBIT INDEX