Form 10-K/A
period 2004-12-31
INTERLEUKIN GENETICS INC
filed 2005-06-30
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO FORM 10-K

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

As of June 29, 2005, there were 23,661,527 shares of the Registrant’s Common Stock and 5,000,000 shares of the Registrant’s Series A Preferred Stock, issued and outstanding.

This Amendment No. 1 on Form 10-K/A to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“Fiscal 2004”) is being filed to amend and restate in their entirety the information set forth in Item 9A of Part II and the Reports of the Independent Registered Public Accounting Firm incorporated by reference into Item 8 of Part II and Item 15 of Part IV.

Item 8.   Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company, together with the Independent Auditors Reports, are included in Item 15 of Part IV of this Annual Report on Form 10-K/A and are presented beginning on page F-1.

Item 9A.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.   Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiary, was made known to it by others within that entity, particularly during the period in which this Annual Report on Form 10-K was being prepared.

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

Management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework. Because of the material weaknesses described below, management believes that, as of December 31, 2004, the company’s internal control over financial reporting was not effective based on those criteria.

Material weaknesses in the company’s internal controls over financial reporting were identified in the following areas:

•        Assessment of the Effectiveness of Internal Controls — The testing and evaluation of internal controls in several areas was not performed on a timely basis. Also, the documentation of the tests performed to evaluate whether the controls were operating effectively was inadequate. This limited the ability to provide reasonable assurance that the controls were operating effectively.

•        Evidence of Management Review and Monitoring Controls — In several instances, management’s design of controls did not require documentation of evidence, such as signatures, of reviews performed. Notwithstanding this lack of evidence, management believes that such reviews were regularly performed during the relevant periods. The inability to demonstrate that reviews were performed creates the potential that undetected errors could occur.

•        Application of U.S. GAAP — The Company did not maintain sufficient knowledge and expertise with respect to the requirements and application of U.S. GAAP for convertible instruments. This material weakness led to a restatement of the Company’s 2003 financial statements and 2004 interim financial reports.

•        Segregation of Duties — The Company only has a few individuals in the accounting and finance function. These individuals perform recording, monitoring and controlling activities that are ordinarily performed by more individuals in a larger operation. While management is not aware of any evidence that this control deficiency resulted in financial statement error, the potential exists that errors could occur that would not be prevented or detected.

Management has and will continue to evaluate the segregation of duties issue by examining consistently the employees involved and the control procedures in place to determine whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such increases. Management has put in place an action plan to remediate the other weaknesses and will report on progress in subsequent filings during the year.

In making this assessment, management used the criteria set forth by the COSO in its Internal Control—Integrated Framework. Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 has been attested to by Grant Thornton LLP, the Company’s independent registered public accounting firm, as stated in their report, which is set forth beginning on page F-3.

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

10.38^++	Research Agreement by and between the Company and Access Business Group LLC dated March 5, 2005
10.39^++	Research Agreement by and between the Company and Access Business Group LLC dated March 5, 2005
10.40^	First Amendment to Distribution Agreement with the Company and Access Business Group International LLC, dated February 28, 2005
10.41^	Second Amendment to Stock Purchase Agreement between the Company and Pyxis Innovations, Inc dated February 28, 2005
21.1^	Subsidiaries of the Company
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

^	Previously filed.
*	Filed herewith.
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

SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interleukin Genetics, Inc.
	By:	/s/ FENEL M. ELOI
Fenel M. Eloi
Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer
Date: June 30, 2005

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and
Shareholders of Interluekin Genetics, Inc.

We have audited the accompanying consolidated balance sheets of Interluekin Genetics, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interluekin Genetics, Inc. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the each of the years in the three year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying fiscal 2003 consolidated financial statements have been restated.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Interluekin Genetics, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 29, 2005, expressed an unqualified opinion on management’s assessment of the Company’s internal control over financial reporting, and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP
Boston, Massachusetts
June 29, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and
Shareholders of Interluekin Genetics, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Interluekin Genetics, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Interluekin Genetics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

•       Inadequate management’s assessment of the effectiveness of internal control—The Company’s assessment and documentation of the effectiveness of internal control was not sufficient in scope, testing and evaluation test of results. The testing and evaluation of internal controls in several areas was not performed on a timely basis. The testing documentation performed to evaluate whether the controls were operating effectively was inadequate. This limited the ability to provide reasonable assurance that the controls were operating effectively.

•       Inadequate monitoring and review controls—The Company did not have adequate monitoring and review controls or sufficient supporting documentation for key controls to ensure proper review of material transactions and periodic reports. This lack of monitoring and review controls may result in a more than remote likelihood that material misstatement of the annual or interim financial statements would not be prevented or detected.

•       Misapplication of U.S. GAAP—The Company did not maintain sufficient knowledge and expertise with respect to the requirements and application of US GAAP for convertible instruments. This material weakness led to a restatement of the Company’s 2003 financial statements. The Company’s 2004 quarterly unaudited financial statements had a misapplication of U.S. GAAP for convertible instruments.

•       Inadequate segregation of duties—Given the Company’s size, individuals in the accounting and finance department are performing activities that are considered to be incompatible duties that are ordinarily performed by more individuals in a larger organization. This lack of segregation of duties may result in a more than remote likelihood that material misstatement of the annual or interim financial statements would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated June 29, 2005 on those financial statements.

In our opinion, management’s assessment that Interluekin Genetics, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Interluekin Genetics, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion on any form of assurance of management’s statements referring to management’s awareness of errors or awareness of transactions inconsistent with management’s intent or to the Company’s plans to remediate or reports to be made in future filings.

/s/ GRANT THORNTON LLP
Boston, Massachusetts
June 29, 2005

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