Form 10-Q
period 2005-06-30
INTERLEUKIN GENETICS INC
filed 2005-08-04
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

As of July 31, 2005, there were 23,668,041 shares of the Registrant’s Common Stock and 5,000,000 shares of the Registrant’s Series A Preferred Stock, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,897,222	$4,528,425
Accounts receivable, net of allowance for doubtful accounts of $0 in 2005 and 2004	1,270	10,131
Prepaid expenses and other current assets	173,115	182,819
Total current assets	5,071,607	4,721,375
Fixed assets, net	1,012,718	1,142,087
Other assets	381,909	322,039
Total Assets	$6,466,234	$6,185,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$140,625	$94,780
Accrued expenses	815,336	914,907
Deferred revenue	2,004,760	12,760
Commitments for funded research and development projects	376,756	408,544
Current portion of capital lease obligations	8,776	14,312
Total current liabilities	3,346,253	1,445,303
Long-term notes payable	1,440,650	1,209,713
Capital lease obligations, less current portion	—	2,978
Total liabilities	4,786,903	2,657,994
Stockholders’ equity:
Convertible preferred stock, Series A $0.001 par value—6,000,000 shares authorized; 5,000,000 issued and outstanding at June 30, 2005 and December 31, 2004; aggregate liquidation preference of $18,000,000 at June 30, 2005	5,000	5,000
Common stock, $0.001 par value—75,000,000 shares authorized; 23,664,041 and 23,594,337 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	23,664	23,595
Additional paid-in capital	59,584,378	58,123,868
Accumulated deficit	(57,933,711)	(54,624,956)
Total stockholders’ equity	1,679,331	3,527,507
Total liabilities and stockholders’ equity	$6,466,234	$6,185,501

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
Revenue	$7,694	$9,977	$15,053	$18,320
Cost of revenue	—	43	—	98
Gross profit	7,694	9,934	15,053	18,222
Operating expenses:
Research and development	608,859	1,274,606	1,292,862	2,099,641
Selling, general and administrative	1,063,703	740,122	1,767,642	1,464,800
Total operating expenses	1,672,562	2,014,728	3,060,504	3,564,441
Loss from operations	(1,664,868)	(2,004,794)	(3,045,451)	(3,546,219)
Other income (expense):
Interest income	30,418	13,649	51,891	23,200
Interest expense	(43,872)	(33,391)	(84,258)	(67,079)
Amortization of note discount	(115,469)	(115,469)	(230,937)	(230,938)
Total other income (expense)	(128,923)	(135,211)	(263,304)	(274,817)
Net loss	$(1,793,791)	$(2,140,005)	$(3,308,755)	$(3,821,036)
Net loss per weighted average share, basic and diluted	$(0.08)	$(0.09)	$(0.14)	$(0.16)
Weighted average number of common shares outstanding	23,653,280	23,501,709	23,629,082	23,412,390

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,308,755)	$(3,821,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162,328	57,197
Amortization of note discount	230,937	230,938
Changes in operating assets and liabilities:
Accounts receivable, net	8,861	(2,102)
Prepaid expenses and other current assets	9,704	(78,264)
Accounts payable	45,845	79,195
Accrued expenses	(99,571)	46,075
Deferred revenue	1,992,000	(8,000)
Commitments for funded research and development projects	(31,788)	450,000
Net cash used in operating activities	(990,439)	(3,045,997)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(16,516)	(99,304)
Increase in other assets	(76,313)	(86,651)
Net cash used in investing activities	(92,829)	(185,955)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by Alticor	1,322,910	3,373,504
Proceeds from exercises of warrants and stock options	130,110	567,806
Proceeds from employee stock purchase plan	7,559	16,618
Principal payments of capital lease obligations, net	(8,514)	(12,711)
Net cash provided by financing activities	1,452,065	3,945,217
Net increase in cash and cash equivalents	368,797	713,265
Cash and cash equivalents, beginning of period	4,528,425	4,759,453
Cash and cash equivalents, end of period	$4,897,222	$5,472,718
Supplemental disclosures of cash flow information:
Cash paid for interest	$84,258	$67,079

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Interleukin Genetics, Inc. and its wholly-owned subsidiary, Interleukin Genetics Laboratory Services, Inc., (collectively referred to as the “Company” or “Interleukin”) as of June 30, 2005 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited interim consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note 2.   Restatement of Consolidated Financial Statements

The accompanying consolidated financial statements for the three months and six months ended June 30, 2004 have been restated to properly account for the transaction entered into with Alticor, Inc and its affiliates on March 5, 2003. For the purpose of clarity, in this document we will refer to Alticor and all of its wholly-owned subsidiaries, including Access Business Group, Pyxis Innovations, Inc. and Quixtar as “Alticor”.

In a private placement on March 5, 2003, the Company entered into a Stock Purchase Agreement with Alticor, pursuant to which Alticor purchased from the Company 5,000,000 of the Company’s Series A Preferred Stock, $0.001 per share, for $7,000,000 in cash and $2,000,000 in cash to be paid, if at all, upon the Company reaching a milestone pursuant to the terms of the Stock Purchase Agreement. The Series A Preferred Stock issued in the private placement was initially convertible into 28,157,683 shares of the Company’s Common Stock at the purchaser’s discretion. Pursuant to the terms of the Stock Purchase Agreement, Alticor agreed to refinance, in the form of convertible debt, certain of the Company’s indebtedness in the form of previously issued promissory notes that were held by Alticor and certain individuals. This amounted to $2,595,336 in debt refinanced and was initially convertible into 5,219,903 shares of the Company’s Common Stock. Concurrent with the closing of the Stock Purchase Agreement, the Company entered into a research agreement with Alticor that would provide additional funding of $5,000,000 to be paid quarterly over a two-year period.

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

On March 5, 2003, the Company was obligated to issue up to 33,377,586 shares of its common stock underlying the convertible preferred stock and the convertible debt issued. Based on the last reported trade price of $0.71 per common share of the Company’s common stock on March 5, 2003, the convertible instruments had a fair value of $23,698,086 on the date of issuance. Based on the fair value of the convertible instruments and the guidance provided by EITF 01-1, the Company will recognize the fair value of the convertible instruments, to the extent of proceeds received, with a corresponding decrease to the sales price of the goods and services provided. At March 5, 2003, the Company treated the $5,000,000 committed research funding as an equity investment rather than revenue and any costs of performing the research services under the agreement will be classified as research and development expenses. Any subsequent proceeds that the Company will receive from Alticor that are linked to the March 2003 transaction, will be considered equity rather than revenue to the extent of the fair value of the convertible instruments at March 5, 2003. During 2003 and the six months ended June 30, 2004, the Company received various purchase orders from Alticor valued at $241,800 to conduct genotyping tests for research purposes. These purchase orders are deemed to be linked to the March 2003 transaction, and accordingly are treated as equity rather than revenue. The effect of this treatment resulted in an increase to net loss for the three months ended June 30, 2004 of $654,000, or $0.03 per common share, and $1,290,600, or $0.06 per common share, for the six months ended June 30, 2004.

In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF No. 00-27), the Company determined that the convertible preferred debt issued on March 5, 2003 contained a beneficial conversion feature. Based on the effective conversion price of the convertible debt of $0.2875 (which was determined by allocating the proceeds received on March 5, 2003 of $9,595,336 based on the relative fair value of the convertible securities issued, or $8,094,727 to the convertible preferred stock and $1,500,609 to the convertible debt) and the market value per share of $0.71 at March 5, 2003, the intrinsic value was calculated to be $2,205,522; however in accordance with EITF No. 00-27, the amount of the discount allocated to the beneficial conversion feature is limited to the amount of the proceeds allocated to the instrument. The beneficial conversion feature resulted in a discount of the convertible debt of $1,500,609 at March 5, 2003. The amount of the discount allocated to the beneficial conversion feature of the convertible debt is amortized from the date of issuance to the earlier of maturity or the actual conversion date. Therefore, the Company charged $77,617 and $155,234 to amortization of note discount for the three months and six month ended June 30, 2004, respectively, which resulted in an increase to net loss for the three months and six months ended June 30, 2004 of $77,617, or less than $0.01 per common share, and $155,234, or $0.01 per common share, respectively.

In addition, the convertible debt has a stated interest rate of prime plus 1%. However, the promissory notes, which were refinanced with the convertible debt, originally had a stated interest rate of 15%. Therefore, the Company determined the fair value of the convertible debt, using an interest rate comparable to that of the refinanced promissory notes, at $1,863,553. The resulting discount of $731,783 is amortized from the date of issuance to the earlier of maturity or conversion date. Therefore, the Company charged $37,852 and $75,704 to amortization of note discount for the three months and six months ended June 30, 2004, respectively, which resulted in an increase to net loss for the three months and six months ended June 30, 2004 of $37,852, or less than $0.01 per common share, and $75,704, or less than $0.01 per common share, respectively.

In connection with the research agreement with Alticor dated March 5, 2003, the Company is obligated to purchase two clinical databases. As of June 30, 2004, the Company determined that this obligation met the criteria of Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, and estimated the cost of these two databases at $450,000. Accordingly, the Company recorded a liability and charged research and development expenses of $450,000 at that time, which resulted in an increase to net loss for both the three months and six months ended June 30, 2004 of $450,000, or $0.02 per common share.

The following table presents the financial statement adjustments on the Company’s previously reported consolidated statement of operations for the three months and six months ended June 30, 2004.

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Revenue	$663,977	$9,977	$1,308,920	$18,320
Cost of revenue	461,515	43	946,645	98
Gross profit	202,462	9,934	362,275	18,222
Operating expenses:
Research and development	354,500	1,274,606	735,760	2,099,641
Selling, general and administrative	748,756	740,122	1,432,134	1,464,800
Total operating expenses	1,103,256	2,014,728	2,167,894	3,564,441
Loss from operations	(900,794)	(2,004,794)	(1,805,619)	(3,546,219)
Other income (expense):
Interest income	13,649	13,649	23,200	23,200
Interest expense	(33,391)	(33,391)	(67,079)	(67,079)
Amortization of note discount	—	(115,469)	—	(230,938)
Total other income (expense)	(19,742)	(135,211)	(43,879)	(274,817)
Net loss	$(920,536)	$(2,140,005)	$(1,849,498)	$(3,821,036)
Net loss per weighted average share, basic and diluted	$(0.04)	$(0.09)	$(0.08)	$(0.16)
Weighted average number of common shares, basic and diluted	23,501,709	23,501,709	23,412,390	23,412,390

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

Strategic Alliance with Alticor

In a private placement on March 5, 2003, the Company entered into a Stock Purchase Agreement with Alticor, pursuant to which Alticor purchased from the Company 5,000,000 of the Company’s Series A Preferred Stock, $0.001 per share, for $7,000,000 in cash and $2,000,000 in cash to be paid, if at all, upon the Company reaching a milestone pursuant to the terms of the Stock Purchase Agreement. The Series A Preferred Stock issued in the private placement was initially convertible into 28,157,683 shares of the Company’s Common Stock at the purchaser’s discretion. Pursuant to the terms of the Stock Purchase

Agreement, Alticor agreed to refinance, in the form of convertible debt, certain of the Company’s indebtedness in the form of previously issued promissory notes that were held by Alticor and certain individuals. This amounted to $2,595,336 in debt refinanced and was initially convertible into 5,219,903 shares of the Company’s Common Stock. Concurrent with the closing of the Stock Purchase Agreement, the Company entered into a research agreement with Alticor that would provide additional funding of $5,000,000 to be paid quarterly over a two-year period.

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

On March 5, 2003, the Company was obligated to issue up to 33,377,586 shares of its common stock underlying the convertible preferred stock and the convertible debt issued. Based on the last reported trade price of $0.71 per common share of the Company’s common stock on March 5, 2003, the convertible instruments had a fair value of $23,698,086 on the date of issuance. Based on the fair value of the convertible instruments and the guidance provided by EITF 01-1, the Company will recognize the fair value of the convertible instruments, to the extent of proceeds received, with a corresponding decrease to the sales price of the goods and services provided. At March 5, 2003, the Company treated the $5,000,000 committed research funding as an equity investment rather than revenue and any costs of performing the research services under the agreement were classified as research and development expenses. Any subsequent proceeds that the Company will receive from Alticor that are linked to the March 2003 transaction, will be considered equity rather than revenue to the extent of the fair value of the convertible instruments at March 5, 2003. In June 2004, the Company entered into another research agreement with Alticor for potential funding up to $2,200,000 and in March 2005, the Company entered into two more agreements to provide additional funding of $5,057,651 over two years beginning April 1, 2005. In addition, since March 5, 2003, the Company has received various purchase orders from Alticor valued at $501,800 to conduct genotyping test for research purposes. These purchase orders, together with the research agreements entered into in June 2004 and March 2005, are deemed to be linked to the March 2003 transaction, and accordingly are treated as equity rather than revenue. As of June 30, 2005, proceeds received from Alticor which were recorded as consideration for the fair value of the convertible instruments issued in March 2003, amounted to $19,581,334. As of June 30, 2005, there was $4,116,752 of unrecognized fair value of the convertible instruments.

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

Had compensation cost for the Company’s employee stock awards been determined consistent with SFAS No. 123, the Company’s net loss applicable to common stock and net loss per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
Net loss attributable to common stockholders:
As reported	$(1,793,791)	$(2,140,005)	$(3,308,755)	$(3,821,036)
Stock-based employee compensation	(147,352)	(181,406)	(289,074)	(374,459)
Pro Forma	$(1,941,143)	$(2,321,411)	$(3,597,829)	$(4,195,495)
Basic and diluted net loss per common share:
As reported	$(0.08)	$(0.09)	$(0.14)	$(0.16)
Pro Forma	$(0.08)	$(0.10)	$(0.15)	$(0.18)

The fair value of the options was estimated at the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions listed in the table below:

	2005	2004
Risk free interest rate	5.00%	4.00%
Expected life	7 years	7 years
Expected volatility	70%	80%

Using these assumptions, the weighted average grant date fair value of options granted in 2005 and 2004 was $2.57, and $3.24, respectively.

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

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of $15.9 million as of June 30, 2005, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimate of future taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance which could materially impact the financial position and results of operations.

Intellectual Property

Prior to March 2003, costs incurred in connection with obtaining patent protection for intellectual property were expensed as incurred due to the possibility that the Company would never be able to derive any benefits from its patents. As of June 30, 2005, the Company has exclusive rights (subject to rights granted to Alticor within the fields of dermagenomics and nutrigenomics) in seventeen issued U.S. patents and has a number of U.S. patents applications pending. The Company has also been granted a number of corresponding foreign patents and a number of foreign counterparts of its U.S. patents and patent applications pending. Since inception the Company has expensed approximately $2.9 million in the effort to obtain patent protection for its intellectual property. Due to the alliance with Alticor that was entered into on March 5, 2003, the Company began capitalizing certain costs of obtaining patent protection for which the prospect of deriving benefits had become more certain. As of June 30, 2005 and December 31, 2004, the Company has capitalized $389,274 and $311,466, respectively, in patent costs and is included in other assets in the accompanying consolidated balance sheets. The Company amortizes these patents over the shorter of the life of the patent or ten years, their expected useful life. Accumulated amortization of capitalized patent costs was $44,853 and $28,410 at June 30, 2005 and December 31, 2004, respectively.

Beneficial Conversion Feature of Convertible Instruments

Based on EITF No. 00-27, the Company determined that the convertible debt issued on March 5, 2003 contained a beneficial conversion feature. Based on the effective conversion price (which was determined by allocating the proceeds received on March 5, 2003 of $9,595,336 based on the relative fair value of the convertible securities issued, or $8,094,727 to the convertible preferred stock and $1,500,609 to the convertible debt) of the convertible debt of $0.2875 and the market value per share of $0.71 at March 5, 2003, the intrinsic value was calculated to be $2,205,522; however in accordance with EITF N0. 00-27, the amount of the discount allocated to the beneficial conversion feature is limited to the amount of the proceeds allocated to the instrument. The beneficial conversion feature resulted in a discount on the convertible debt of $1,500,609 at March 5, 2003. The amount of the discount allocated to the beneficial conversion feature of the convertible debt is amortized from the date of issuance to the earlier of maturity or the actual conversion date. Therefore, the Company charged $77,618 to amortization of note discount for the three months ended June 30, 2005 and 2004 and $155,236 for the six months ended June 30, 2005 and 2004. As of June 30, 2005, the unamortized discount associated with the beneficial conversion feature was $776,177.

Fair Value of Convertible Debt

The convertible debt issued in March 2003 has a stated interest rate of prime plus 1%. However, the promissory notes, which were refinanced with the convertible debt, originally had a stated interest rate of 15%. Therefore, the Company determined the fair value of the convertible debt, using an interest rate comparable to that of the refinanced promissory notes, at $1,863,553. The resulting discount of $731,783 is amortized from the date of issuance to the earlier of maturity or conversion date. Therefore, the Company charged $37,851 to amortization of note discount for the three months ended June 30, 2005 and 2004 and $75,702 for the six months ended June 30, 2005 and 2004. As of June 30, 2005, the unamortized discount associated with the below market interest rate was $378,508.

Basic and Diluted Net Loss per Common Share

The Company applies SFAS No. 128, Earnings per Share (SFAS No. 128), which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share for all the periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the net loss in each period. Potential common stock excluded from the calculation of diluted net loss per share consists of stock options, warrants, preferred stock and convertible debt as described in the table below:

	June 30,
	2005	2004
Options outstanding	2,893,982	2,908,083
Warrants outstanding	525,000	525,000
Preferred stock	28,160,200	28,160,200
Convertible debt	4,060,288	4,060,288
Total	35,639,470	35,653,571

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in 2006.

The Company currently accounts for its stock-based compensation plans in accordance with APB No. 25. The adoption of this statement is likely to have a material effect on the Company’s consolidated financial statements.

Note 4.   Strategic Alliance with Alticor, Inc.

On March 5, 2003, the Company entered into a broad strategic alliance with Alticor to develop and market personalized nutritional and skin care products. The alliance utilizes Interleukin Genetics’ intellectual property and expertise in genomics to develop personalized consumer products. Alticor has a long history of manufacturing and distributing high quality nutritional supplements and skin care products to a worldwide market.

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

As of June 30, 2005, there was $2,595,336 outstanding under the terms of these credit facilities. The credit facilities will mature in December 2007, bear interest at 1% over the prime rate (7.25% at June 30, 2005), are collateralized by a security interest in the Company’s intellectual property, (except intellectual property relating to periodontal disease and sepsis) and are convertible at the election of Alticor into 4,060,288 shares of common stock at a stated conversion price equal to $0.6392 per share.

On June 17, 2004, the Company entered into another research agreement (Research Agreement II) with Alticor, valued at $2,200,000 to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. During the first phase of the agreement, the Company received $1,380,000 in research funding over a period of six months beginning on July 1, 2004. If Alticor determines, in its sole discretion, that it has a reasonable likelihood of commercializing weight management nutritional products, the Company will be eligible to receive, during the second phase of the agreement, an additional $820,000 in funding over a six-month period.

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

In addition, in April 2005, Alticor paid the Company, $2.0 million as an advance payment for genetic risk assessment tests to be processed under the terms of a distribution agreement. This amount is included in deferred revenue as of June 30, 2005 on the accompanying balance sheet and will be recognized as revenue as the tests are processed. These tests are expected to be processed beginning in the first quarter of 2006. Further, Alticor agreed to extend the draw down period of the $1.5 million working capital credit line through 2007.

Note 5.   Debt

On March 5, 2003 as part of its strategic alliance with Alticor, the Company was granted credit facilities as follows:

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

As of June 30, 2005 there was $2,595,336 outstanding under the terms of these credit facilities. The credit facilities will mature in December 2007, bear interest at 1% over the prime rate (7.25% at June 30, 2005), are collateralized by a security interest in the Company’s intellectual property (except intellectual property related to periodontal disease and sepsis), and are convertible at the election of Alticor into shares of common stock at a conversion price equal to $0.6392 per share.

Note 6.   Capital Stock

Authorized Common and Preferred Stock

At June 30, 2005, the Company had authorized 6,000,000 shares of Series A Preferred stock of which 5,000,000 shares were issued and outstanding. At June 30, 2005, the Company had authorized 75,000,000 shares of $0.001 par value common stock of which 61,960,825 shares were outstanding or reserved for issuance. Of those, 23,664,041 shares were common and outstanding, 28,160,200 shares were reserved for the conversion of the Series A Preferred to common stock, 4,060,288 shares were reserved for the conversion of approximately $2.6 million of debt, 5,090,804 shares were reserved for the exercise of authorized and outstanding stock options, 525,000 shares were reserved for the exercise of outstanding warrants to purchase common stock and 460,492 shares were reserved for the exercise of rights held under the Employee Stock Purchase Plan.

Series A Preferred Stock

On March 5, 2003, the Company entered into a Purchase Agreement with Alticor, pursuant to which Alticor purchased from the Company Series A Preferred Stock for $7,000,000 in cash on that date, and an additional $2,000,000 in cash that was paid, as a result of the Company achieving a certain milestone, on March 11, 2004.

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its Common Stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them. The liquidation preference at June 30, 2005 was $18,000,000. After receiving this amount, the holders of the Series A Preferred Stock shall participate on an as-converted basis with the holders of common stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of June 30, 2005, the Series A Preferred Stock is convertible into 28,160,200 shares of Common Stock reflecting a conversion price of $.3196 per share.

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

Note 7.   Commitments and Contingencies

Operating Leases

The Company leases its office and laboratory space under a non-cancelable operating lease expiring March 2009. Future minimum lease commitments under this lease at June 30, 2005 are $1,638,765.

Acquisition of Data Bases

In connection with the research agreement with Alticor dated March 5, 2003, the Company is obligated to purchase two clinical databases. At June 30, 2004, the Company determined that this obligation met the criteria of SFAS No. 5, Accounting for Contingencies, and estimated the cost of these two databases at $450,000. Accordingly, the Company recorded a liability and charged research and development expenses of $450,000 at that time. As of June 30, 2005, the Company had negotiated the acquisition of the first of the two databases. The Company believes that the acquisition of the databases will not exceed the amount that the Company has estimated, however actual amounts could differ.

Sponsored Research Agreements

In connection with the research agreement with Alticor dated June 17, 2004, the Company entered into a sponsored research agreement with Tufts University to conduct a clinical study. The sponsored research agreement is for an amount not to exceed $662,000 and is payable upon achievement of certain milestones. As of June 30, 2005, Tufts University had achieved two of the four milestone payments valued at $350,000. The remaining commitment on this agreement is $312,000. As, and if, Tufts University completes the other milestones associated with this sponsored research agreement, the Company will record these costs as research and development expenses.

Note 8.   Segment Information and Foreign Currency Risk

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

The Company has no operations outside of the United States. For the three months and six months ended June 30, 2005 and 2004, the Company had minimal royalty income derived from distributors outside the United States, minimal expenses derived from research partners outside the United States and minimal assets outside of the United States. The Company does not believe this risk is material and does not use derivative financial instruments to manage foreign currency fluctuation risk.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•       Our expectation that we may sign additional research agreements with Alticor, or other third parties;

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

Actual results may vary materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include but are not limited to; risks related to market acceptance of genetic risk assessment tests in general and our products in particular, risks related to technology and product obsolescence, delays in development of products, dependence on third parties, our ability to fund operations through mid-2006, competitive risks and those risks set forth within the section titled “Certain Factors That May Affect Future Results of Operations or the Market for Our Common Stock” beginning on page 21 within this report. We cannot be certain that our results will not be adversely affected by one or more of these factors or by other factors not currently anticipated. All information set forth in this Form 10-Q is as of the date of this Form 10-Q. Unless required by law, we accept no responsibility to update this information.

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

On March 5, 2003, we entered into a broad strategic alliance Alticor to develop and market personalized nutritional and skin care products. The alliance utilizes our intellectual property and expertise in genomics to develop personalized consumer products. Alticor has a long history of manufacturing and distributing high quality nutritional supplements and skin care products to a worldwide market through the multi-level marketing channel.

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

The alliance has included an equity investment, multi-year research and development agreements, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations. The financial elements of the alliance are described in greater detail within the “Liquidity and Capital Resources” section beginning on page 21.

Sufficiency of working capital remains our greatest challenge. The amount of cash generated from research collaborations with Alticor is not adequate to fund our operations, thus, resulting in an annual cash burn. The situation is, however, improving as discussed in the “Liquidity and Capital Resources” section beginning on page 21. Our current cash resources, together with additional research agreements, anticipated revenue from product launches, and other arrangements are adequate to fund operations through mid-2006.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to the consolidated financial statements included in this report and were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. We believe our most critical accounting policies are in the areas of our strategic alliance with Alticor, stock-based compensation and income taxes. We do not include the value of stock options issued to employees or our Directors as an expense. Had we expensed our stock-based compensation using the Black-Scholes option valuation model described below, our losses would have increased by $147,000 (or less than $0.01 per common share) and $181,000 (or $0.01 per common share) for the three months ended June 30, 2005 and 2004, respectively, and by $290,000 (or $0.01 per common share) and $374,000 (or $0.02 per common share) for the six months ended June 30, 2005 and 2004, respectively.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenue for the three months ended June 30, 2005 was $8,000 compared to $10,000 for the three months ended June 30, 2004, a decrease of $2,000 or 23%. Royalties on PST® sales were $3,000 (174 tests) and $6,000 (628 tests) for 2005 and 2004, respectively. Both years include licensing revenue of $4,000. For the three months ended June 30, 2005, revenue included $1,000 from 16 genotyping tests processed in our commercial laboratory.

Research and development expenses were $609,000 for the three months ended June 30, 2005 compared to $1.3 million for the three months ended June 30, 2004, a decrease of $666,000 or 52%.

Funded research and development expenses were $262,000 for the three months ended June 30, 2005 compared to $882,000 for the three months ended June 30, 2004, a decrease of $620,000 or 70%. Funded research and development expenses are direct costs incurred in connection with the research and development projects we are currently collaborating on with Alticor. In March 2003, we entered into a research agreement with Alticor to develop genetic tests and software to assess personalized risk and develop and use screening technologies to validate the effectiveness of the nutrigenomic consumables Alticor is developing. Additionally, we will play a key role in enhancing and maintaining scientific credibility in academic and medical communities. After our initial focus in developing products in the United States and Canada, we expect that we will expand our focus to include developing nutrigenomic products for sale overseas and developing products in the United States and overseas in other areas of wellness and skin care. In March 2005, we entered into two new agreements with Alticor to continue the research being performed. Direct expenses associated with these agreements were $212,000 and $871,000 for the three months ended June 30, 2005 and 2004, respectively. In June 2004, we entered into another research agreement with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. Direct expenses associated with this agreement were $46,000 for the three months ended June 30, 2005. No expenses were incurred in 2004 associated with this research agreement. In addition, during 2005 and 2004, we conducted genotyping tests for Alticor for research purposes. The costs associated with these tests were $5,000 for the three months ended June 30, 2005 and $11,000 for the same period in 2004. We believe that these reductions in funded research and development expenses are largely due to timing as we continue to expect that our funded research and development costs will be between approximately $3.0 million and $3.5 million for the year ended December 31, 2005.

Other research and development expenses, including overhead costs associated with research and development activities, were $347,000 for the three months ended June 30, 2005 compared to $393,000 for the three months ended June 30, 2004, a decrease of $46,000 or 12%. The decrease is primarily the result of temporary reductions in labor and overhead.

Selling, general and administrative expenses were $1.1 million for the three months ended June 30, 2005 compared to $740,000 for the three months ended June 30, 2004, an increase of $324,000 or 44%. Selling, general and administrative expenses for the three months ended June 30, 2005 include $192,000 of professional fees associated with Sarbanes-Oxley Section 404 compliance for fiscal year 2004 and $118,000 for Sarbanes-Oxley Section 404 compliance for fiscal year 2005. There were no costs incurred during the three months ended June 30, 2004 for Sarbanes-Oxley Section 404 compliance. In addition, selling, general and administrative expenses for the three months ended June 30, 2005 include a one-time placement fee for the Chief Medical Officer position of $54,000 which was filled in late June 2005. These expenses were offset in part by reductions in corporate overhead.

Interest income was $30,000 for the three months ended June 30, 2005 compared to $14,000 for the same period in 2004. The increase is primarily the result of an increase in the cash and cash equivalents and an increase in the interest rate. Interest expense of $44,000 was incurred during the three months ended June 30, 2005 compared to $34,000 for the same period in 2004. The increase is primarily due to the increase in the prime rate over the two periods from 4.00% in 2004 to 6.25% in 2005.

We recorded amortization of note discount of $115,000 for the three months ended June 30, 2005 and 2004. Of the $115,000 expense, $78,000 is due to the amortization of the $1.5 million of discount resulting from the beneficial conversion feature of the convertible debt issued in March 2003 and $37,000 is due to the amortization of the $732,000 of discount associated with the below market stated interest rate.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue for the six months ended June 30, 2005 was $15,000 compared to $18,000 for the six months ended June 30, 2004, a decrease of $3,000 or 18%. Royalties on PST® sales were $6,000 (557 tests) and $10,000 (1,165 tests) for 2005 and 2004, respectively. Both years include licensing revenue of $8,000. For the six months ended June 30, 2005, revenue included $1,000 from 16 genotyping tests processed in our commercial laboratory.

Research and development expenses were $1.3 million for the six months ended June 30, 2005 compared to $2.1 million for the six months ended June 30, 2004, a decrease of $807,000 or 38%.

Funded research and development expenses were $622,000 million for the six months ended June 30, 2005 compared to $1.3 million for the six months ended June 30, 2004, a decrease of $700,000 or 53%. Research and development expenses are costs incurred in connection with the research and development projects we are currently collaborating on with Alticor. In March 2003, we entered into a research agreement with Alticor to develop genetic tests and software to assess personalized risk and develop and use screening technologies to validate the effectiveness of the nutrigenomic consumables Alticor is developing. Additionally, we will play a key role in enhancing and maintaining scientific credibility in academic and medical communities. After our initial focus in developing products in the United States and Canada, we expect that we will expand our focus to include developing nutigenomic products for sale overseas and developing products in the United States and overseas in other areas of wellness and skin care. In March 2005, we entered into two new agreements with Alticor to continue the research being performed. Research and development expenses associated with this agreement were $467,000 and $1.3 million for the six months ended June 30, 2005 and 2004, respectively. In June 2004, we entered into another research agreement with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. Research and development expenses associated with this agreement were $89,000 for the six months ended June 30, 2005. No expenses were incurred in 2004 associated with this research agreement. In addition, during 2005 and 2004, we conducted genotyping tests for Alticor for research purposes. The costs associated with these tests were $66,000 for the six months ended June 30, 2005 and $16,000 for the same period in 2004. We believe that these reductions in funded research and development expenses are largely due to timing as we continue to expect that our funded research and development costs will be between approximately $3.0 million and $3.5 million for the year ended December 31, 2005.

Other research and development expenses, including overhead costs associated with research and development activities, were $671,000 for the six months ended June 30, 2005 compared to $778,000 for the six months ended June 30, 2004, a decrease of $107,000 or 14%. The decrease is primarily the result of temporary reductions in labor and overhead.

Selling, general and administrative expenses were $1.8 million for the six months ended June 30, 2005 compared to $1.5 million for the six months ended June 30, 2004, an increase of $303,000 or 21%. Selling, general and administrative expenses for the six months ended June 30, 2005 include $247,000 of professional fees associated with Sarbanes-Oxley Section 404 compliance for fiscal year 2004 and $118,000 for Sarbanes-Oxley Section 404 compliance for fiscal year 2005. There were no costs incurred during the six months ended June 30, 2004 for Sarbanes-Oxley Section 404 compliance. In addition, selling, general and administrative expenses for the six months ended June 30, 2005 include a one-time placement fee for the Chief Medical Officer position of $54,000 which was filled in late June 2005. These expenses were offset in part by reductions in corporate overhead.

Interest income was $52,000 for the six months ended June 30, 2005 compared to $23,000 for the same period in 2004. The increase is primarily the result of an increase in the cash and cash equivalents and an increase in the interest rate. Interest expense of $84,000 was incurred during the six months ended June 30, 2005 compared to $67,000 for the same period in 2004. The increase is primarily due to the increase in the prime rate over the two periods from 4.00% in 2004 to 6.25% in 2005.

We recorded amortization of note discount of $231,000 for the six months ended June 30, 2005 and 2004. Of the $231,000 expense, $156,000 is due to the amortization of the $1.5 million of discount resulting from the beneficial conversion feature of the convertible debt issued in March 2003 and $75,000 is due to the amortization of the $732,000 of discount associated with the below market stated interest rate.

Liquidity and Capital Resources

As of June 30, 2005, we had cash and cash equivalents of $4.9 million. The cash balance at June 30, 2005 includes the $2.0 million payment received from Alticor in April 2005 as as an advance payment for genetic test to be processed under a distribution agreement. Net cash used in operating activities for the six months ended June 30, 2005 was $1.0 million compared to $3.0 million for the same period in 2004. Cash was used primarily to fund operations.

Net cash used in investing activities was $93,000 for the six months ended June 30, 2005 compared to $186,000 during the same period in 2004. Cash was used primarily for capitalized patent costs.

Net cash provided by financing activities was $1.5 million for the six months ended June 30, 2005 compared to $3.9 million for the six months ended June 30, 2004. During 2005, we received $1.3 million from our strategic alliance with Alticor and $138,000 from the exercise of stock options and stock purchases through the employee stock purchase plan. These amounts were offset by $9,000 of payments of our capital lease obligations. During 2004, we received $3.4 million from our strategic alliance with Alticor and $584,000 from the exercise of stock options and stock purchases through the employee stock purchase plan. These amounts were offset by $13,000 of payments of our capital lease obligations.

We currently do not have any commitments for any material capital expenditures. Our obligations at June 30, 2005 for capital lease payments totaled $9,000, all of which is classified as current. This capital lease obligation matures March 2006 at various interest rates.

A summary of our contractual obligations as of June 30, 2005 is included in the table below:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations (not including interest)	$2,595,336	$—	$2,595,336	$—	$—
Capital Lease Obligations	9,050	9,050	—	—	—
Operating Lease Obligations	1,648,013	443,436	877,224	327,353	—
TOTAL	$4,252,399	$455,032	$3,473,560	$327,353	$—

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

In June 2004, we entered into a research agreement (Research Agreement II) with Alticor, valued at $2.2 million, to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. During the first phase of the agreement, we received $1.4 million in research funding over a period of six months beginning on July 1, 2004. If Alticor determines, in its sole discretion, that it has a reasonable likelihood of commercializing weight management nutritional products, we will be eligible to receive, during the second phase of the agreement, an additional $820,000 in funding over a six-month period.

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

In addition, in April 2005, Alticor paid us $2.0 million as an advance payment for genetic risk assessment tests to be processed under the terms of a distribution agreement. Further, Alticor agreed to extend the draw down period of the $1.5 million working capital credit line through 2007.

We believe our current cash resources, together with anticipated funding from additional research agreements, anticipated revenue from product launches, and other arrangements are adequate to fund operations through mid-2006.

Certain Factors That May Affect Future Results of Operations or the Market for Our Common Stock

We have a history of operating losses and expect these losses to continue in the future.

We have experienced significant operating losses since our inception and expect these losses to continue for some time. We incurred losses from operations of $5.1 million in 2002, $5.9 million in 2003, $6.7 million in 2004 and $3.3 million for the six months ended June 30, 2005. As of June 30, 2005, our accumulated deficit was $57.9 million. Our losses result primarily from research and development and selling, general and administrative expenses. We have not generated significant revenue from product sales, and we do not know if we will ever generate sufficient revenue from product sales to cover our operating expenses. We will need to generate significant revenue to continue our research and development programs and achieve profitability. We cannot predict when, if ever, we will achieve profitability.

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

As of June 30, 2005, a single stockholder owned, or had rights to own approximately 57.7% of our outstanding common stock. Accordingly, this stockholder will be able to determine the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Certificate of Incorporation or By-Laws and the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets. This stockholder may make decisions that are adverse to other stockholders’ or warrantholders’ interests. This ownership concentration may also adversely affect the market price of our common stock. Three of our four directors are individuals chosen by this single stockholder. These directors might pursue policies in the interest of this single stockholder to the detriment of our other stockholders.

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

We own exclusive rights in seventeen issued U.S. patents and have a number of additional U.S. patent applications pending. We have also been granted a number of corresponding foreign patents and have a number of foreign counterparts of our U.S patents and patent applications pending. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific and factual questions. Our ability to develop and commercialize products and services depends on our ability to:

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

Because our public common float exceeded $75 million on June 30, 2004, we became obligated to comply with Section 404 of Sarbanes-Oxley Act of 2002 for the fiscal year ended December 31, 2004. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting as of the fiscal year end and a report by our independent registered public accounting firm of their opinion on our assessment. Management did not complete its work related to the year ended December 31, 2004 prior to the initial filing of our Annual Report on Form 10-K and, because of this, at that time Grant Thornton LLP was unable to, and did not, express an opinion on management’s assessment of its internal control over financial reporting for our fiscal year ended December 31, 2004. In June 2005, management completed its assessment and Grant Thornton LLP expressed its opinion with respect to that assessment, and we amended our Annual Report on Form 10-K for the year ended December 31, 2004 accordingly. However, our failure to timely complete our assessment of our internal control over financial reporting, identify and remediate any material weakness that may exist, and our auditors’ opinion on management’s assessment could expose us to regulatory sanctions or cause a loss of investor confidence in our internal controls, and in turn might adversely affect the market price of our common stock.

Our dependence on key executives and scientists could adversely impact the development and management of our business.

Our success substantially depends on the ability, experience and performance of our senior management and other key personnel. If we lose one or more of the members of our senior management or other key employees, it could damage our development programs and our business. In addition, our success depends on our ability to continue to hire, train, retain and motivate skilled managerial and scientific personnel. The pool of personnel with the skill that we require is limited. Competition to hire from this limited pool is intense. We compete with numerous pharmaceutical and healthcare companies, as well as universities and nonprofit research organizations in the highly competitive Boston, Massachusetts’s business area. As previously disclosed in our Current Report on Form 8-K (filed with the SEC on July 27, 2005), Fenel M. Eloi has announced his intention to step down from his role as Chief Financial Officer and Chief Operating Officer, effective August 15, 2005. Mr. Eloi will not remain in any capacity with us. Loss of the services of Dr. Philip R. Reilly, our Chief Executive Officer, or Dr. Kenneth Kornman, our President and Chief Scientific Officer, could delay our research and development programs or otherwise damage our business. In March 2003, we entered into employment agreements with three-year terms with Dr. Reilly and Dr. Kornman. Each of these employees can terminate his employment upon 30 days notice. We do not maintain key man life insurance on any of our personnel.

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

(b)   Changes in Internal Control Over Financial Reporting.   Management and our independent accountants have identified several material weakness in our internal control over financial reporting that are described in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended. Because of these material weaknesses, management believes and our independent accountants agree that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective. To date, management has begun to take corrective actions to address the material weaknesses identified. These actions include:

•       Assessment of the Effectiveness of Internal Controls—Management has engaged a consultant to assist in the testing and evaluation of internal controls in 2005 and the documentation of the tests performed to provide reasonable assurance that the controls are operating effectively.

•       Evidence of Management Review and Monitoring Controls.   Management has implemented new procedures that require documentation of evidence, such as signatures of reviews performed.

•       Application of U.S. GAAP—Management has implemented new procedures requiring the documentation of the application of U.S. GAAP for any significant transactions and the review of such documentation by persons with the adequate knowledge and expertise with respect to the requirements and application of U.S. GAAP.

•       Segregation of Duties—Management has and will continue to evaluate the segregation of duties issue by examining the employees involved and the control procedures in place to determine whether the potential benefits of adding new employees to clearly segregate duties justifies the expense associated with such increases.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

We are not aware of any current or pending litigation to which we are or may be a party to that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.                        Defaults Upon Senior Securities.

Not applicable.

Item 4.                        Submission of Matters to a Vote of Security Holders.

The following matter was voted upon at the Annual Meeting of Shareholders held on June 21, 2005, and received the votes stated below (each share of Series A Preferred Stock was entitled to approximately 5.63 votes on each of the matters presented at the meeting):

Ratification of Appointment of Independent Public Accountants:   Shareholders approved the ratification of the appointment of Grant Thornton LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2005:

	For	Against	Abstain
Common Stock	21,837,173	42,600	23,280
Preferred Stock	28,160,200	—	—

Item 5.                        Other Information.

Not applicable.

Item 6.                        Exhibits.

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLEUKIN GENETICS, INC.
Date: August 4, 2005	By:	/s/ PHILIP R. REILLY
Philip R. Reilly
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
Date: August 4, 2005	By:	/s/ FENEL M. ELOI
Fenel M. Eloi
Chief Financial Officer, Secretary & Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
31.1*	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith.