Form 10-Q
period 2006-03-31
INTERLEUKIN GENETICS INC
filed 2006-05-10
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File Number: 001-32715

INTERLEUKIN GENETICS, INC.

(Exact name of registrant in its charter)

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

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,896,248	$3,415,174
Accounts receivable from related party	75,720	—
Accounts receivable	—	278
Prepaid expenses and other current assets	167,186	174,204
Total current assets	3,139,154	3,589,656
Fixed assets, net	925,051	956,828
Other assets	449,077	423,591
Total Assets	$4,513,282	$4,970,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,358	$170,474
Accrued expenses	400,662	520,512
Deferred receipts	602,760	2,002,760
Commitments for funded research and development projects	265,469	318,019
Current portion of capital lease obligations	—	2,977
Total current liabilities	1,400,249	3,014,742
Convertible debt, net of discount of $808,280 and $923,748 at March 31, 2006 and December 31, 2005, respectively	1,787,056	1,671,588
Total liabilities	3,187,305	4,686,330
Stockholders’ equity:
Convertible preferred stock - $0.001 par value- 6,000,000 shares authorized; 5,000,000 shares of Series A issued and outstanding at March 31, 2006 and December 31, 2005; aggregate liquidation preference of $18,000,000 at March 31, 2006	5,000	5,000
Common stock, $0.001 par value - 75,000,000 shares authorized; 24,140,459 and 23,927,326 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	24,141	23,927
Additional paid-in capital	64,082,094	61,450,598
Accumulated deficit	(62,785,258)	(61,195,780)
Total stockholders’ equity	1,325,977	283,745
Total liabilities and stockholders’ equity	$4,513,282	$4,970,075

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Revenue:
Revenue from related party	$216,818	$—
Revenue from others	15,416	7,359
Total revenue	232,234	7,359
Cost of revenue	197,652	—
Gross profit	34,582	7,359
Operating Expenses:
Research and development	729,095	684,003
Selling, general and administrative	765,111	703,939
Total operating expenses	1,494,206	1,387,942
Loss from operations	(1,459,624)	(1,380,583)
Other income (expense):
Interest income	38,451	21,473
Interest expense	(52,837)	(40,386)
Amortization of note discount	(115,468)	(115,468)
Total other expense	(129,854)	(134,381)
Net loss	$(1,589,478)	$(1,514,964)
Basic and diluted net loss per common share	$(0.07)	$(0.06)
Weighted average common shares outstanding	24,019,004	23,604,882

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2006

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional
				$0.001	Paid-in	Accumulated
	Shares	Amount	Shares	par value	Capital	Deficit	Total
Balance as of December 31, 2005 (Audited)	5,000,000	$5,000	23,927,326	$23,927	$61,450,598	$(61,195,780)	$283,745
Net loss	—	—	—	—	—	(1,589,478)	(1,589,478)
Investment by Alticor:
Research funding	—	—	—	—	629,747	—	629,747
Other	—	—	—	—	1,309,210	—	1,309,210
Common stock issued:
Exercise of warrants	—	—	125,000	125	312,375	—	312,500
Exercise of stock options	—	—	62,734	63	229,362	—	229,425
Employee stock purchase plan	—	—	639	1	2,906	—	2,907
Restricted stock issued to employees	—	—	24,760	25	(25)	—	—
Stock-based compensation expense	—	—	—	—	147,921	—	147,921
Balance as of March 31, 2006	5,000,000	$5,000	24,140,459	$24,141	$64,082,094	$(62,785,258)	$1,325,977

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,589,478)	$(1,514,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,937	80,957
Amortization of note discount	115,468	115,468
Stock-based compensation expense	147,921	—
Changes in operating assets and liabilities:
Accounts receivable	(75,442)	9,242
Prepaid expenses and other current assets	7,018	23,169
Accounts payable	(39,116)	(12,208)
Accrued expenses	(119,850)	(238,480)
Deferred receipts	(125,790)	(4,000)
Commitments for funded R&D	(52,550)	—
Net cash used in operating activities	(1,643,882)	(1,540,816)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(44,382)	(9,187)
Increase in other assets	(37,264)	(29,191)
Cash used in investing activities	(81,646)	(38,378)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by Alticor	664,747	65,500
Proceeds from exercises of warrants and stock options	541,925	83,860
Proceeds from employee stock purchase plan	2,907	1,047
Principal payments of capital lease obligations, net	(2,977)	(5,694)
Net cash provided by financing activities	1,206,602	144,713
Net decrease in cash and cash equivalents	(518,926)	(1,434,481)
Cash and cash equivalents, beginning of period	3,415,174	4,528,425
Cash and cash equivalents, end of period	$2,896,248	$3,093,944
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Deferred receipt reclassified to equity	$1,274,210	—
Interest and income taxes paid:
Cash paid for interest	$52,837	$40,386

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Interleukin Genetics, Inc. and its wholly-owned subsidiary, Interleukin Genetics Laboratory Services, Inc., (collectively referred to as the “Company” or “Interleukin”) as of March 31, 2006 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited interim consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note 2. Significant Accounting Policies

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. The Company’s most critical accounting policies are in the areas of its strategic alliance with Alticor, revenue recognition, stock-based compensation, income taxes, long-lived assets, intellectual property, beneficial conversion feature of convertible instruments and below market interest rate. These critical accounting policies are more fully discussed in these notes to consolidated financial statements.

Strategic Alliance with Alticor

In a private placement on March 5, 2003, the Company entered into a Stock Purchase Agreement with Alticor, pursuant to which Alticor purchased from the Company 5,000,000 shares of the Company’s Series A Preferred Stock, $0.001 per share, for $7,000,000 in cash and $2,000,000 in cash to be paid, if at all, upon the Company reaching a milestone pursuant to the terms of the Stock Purchase Agreement (see Note 3). The Series A Preferred Stock issued in the private placement was initially convertible into 28,157,683 shares of the Company’s Common Stock at the purchaser’s discretion. Pursuant to the terms of the Stock Purchase Agreement, Alticor also agreed to refinance, in the form of convertible debt, certain of the Company’s indebtedness in the form of previously issued promissory notes that were held by Alticor and certain individuals. This transaction amounted to $2,595,336 in debt refinanced and was initially convertible into 5,219,903 shares of the Company’s Common Stock. Concurrent with the closing of the Stock Purchase Agreement, the Company entered into a research agreement with Alticor that would provide additional funding of $5,000,000 to be paid quarterly over a two-year period.

In accordance with Emerging Issues Task Force (EITF) No. 01-1, Accounting for Convertible Instruments Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2. Significant Accounting Policies (Continued)

Services and Cash (EITF No. 01-1), the terms of both the agreement for goods or services provided and the convertible instruments should be evaluated to determine whether their separately stated pricing is equal to the fair value of the goods or services provided and the convertible instruments. If that is not the case, the terms of the respective transactions should be adjusted. The convertible instruments should be recognized at its fair value with a corresponding increase or decrease in the sales price of the goods or services.

On March 5, 2003, the Company was obligated to issue up to 33,377,586 shares of its common stock underlying the convertible preferred stock and the convertible debt issued. Based on a last reported trade price of $0.71 per common share of the Company’s common stock on March 5, 2003, the convertible instruments had a fair value of $23,698,086 on the date of issuance. Based on the fair value of the convertible instruments and the guidance provided by EITF 01-1, the Company will recognize the fair value of the convertible instruments, to the extent of proceeds received, with a corresponding decrease to the sales price of the goods and services provided. Therefore, at March 5, 2003, the Company treated the $5,000,000 committed research funding as an equity investment rather than revenue and any costs of performing the research services under the agreement were classified as research and development expenses. Any subsequent proceeds that the Company will receive from Alticor that are linked to the March 2003 transaction, will be considered equity rather than revenue to the extent of the fair value of the convertible instruments at March 5, 2003. In June 2004, the Company entered into another research agreement with Alticor for potential funding up to $2,200,000 and in March 2005, the Company entered into two more agreements to provide additional funding of $5,057,651 over two years beginning April 1, 2005 (see Note 3). In addition, since March 5, 2003, the Company received various purchase orders from Alticor valued at $501,800 to conduct genotyping tests for research purposes and in February 2006, the Company received $35,000 to purchase capital equipment. These purchase orders, together with the research agreements entered into in June 2004 and March 2005, are deemed to be linked to the March 2003 transaction and, accordingly, are treated as equity rather than revenue. In addition, in March 2004, the Company entered into a Distribution Agreement with Alticor to provide genetic testing services. As part of the agreement, Alticor made a $2.0 million prepayment in April 2005 for genetic testing services. The Distribution Agreement expired on March 22, 2006 and $1,274,210 has been reclassified from deferred receipts to equity. As of March 31, 2006, proceeds received from Alticor which were recorded as consideration for the fair value of the convertible instruments issued in March 2003, amounted to $22,910,855. As of March 31, 2006, there was $787,231 of unrecognized fair value of the convertible instruments.

Revenue Recognition

Revenue from genetic testing is recognized when the Company has finished providing the service, generally when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. These amounts are presented as deferred receipts in the accompanying consolidated balance sheets.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2. Significant Accounting Policies (Continued)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R) for all share-based payments, using the modified prospective transition basis. The statement replaces SFAS No.123, Accounting for Stock-Based Compensation (SFAS No. 123) and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under this transition method, compensation cost recognized during the three months ended March 31, 2006 includes: (1) compensation expense recognized over the requisite service period for all share-based awards granted prior to, but not yet fully vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, of which the Company has none to date.  Upon adoption of SFAS No. 123R, the Company elected to retain its method of valuation for share-based awards granted using the Black-Scholes option-pricing model which was also used for the Company’s pro forma information required under SFAS No. 123 with the following assumptions used: 1) expected volatility is based on the standard deviation of the historical volatility of the weekly adjusted closing price of the Company’s shares for a period equivalent to the expected life of the option, which is the same method used by the Company both prior and subsequent to the adoption of SFAS 123R; 2) the expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, historical exercise/forfeiture behavior, and the vesting period, if any; and 3) the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option. The Company is recognizing compensation expense over the requisite service period for the entire award (straight-line attribution method). Compensation cost for these awards amounted to $125,945 for the three months ended March 31, 2006.

Purchases made under the Company’s Employee Stock Purchase Plan are now deemed to be compensatory under SFAS No. 123R because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the three months ended March 31, 2006, employees purchased 639 shares of common stock at a purchase price of $4.55. Compensation cost associated with these awards amounted to $1,661 for the three months ended March 31, 2006.

During the three months ended March 31, 2006, the Company granted 24,760 restricted stock awards to employees. These awards vest at various dates during 2006 assuming continued employment with the Company and the holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The employees are not required to pay any consideration to the Company for these restricted stock awards. The recognition of compensation expense for these types of awards did not change as a result of adopting SFAS No. 123R on January 1, 2006. The Company measured the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the vesting period. Compensation cost associated with these awards amounted to $20,315 for the three months ended March 31, 2006.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2. Significant Accounting Policies (Continued)

A summary of compensation cost included in the statement of operations for the three months ended March 31, 2006 is as follows:

Cost of revenue	$5,431
Research and development expenses	73,763
Selling, general and administrative expenses	68,727
Total	$147,921

In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.  Had compensation cost for the Company’s employee stock awards been determined consistent with SFAS No. 123, the Company’s net loss applicable to common stock and net loss per share would have been as follows for the three months ended March 31, 2005:

Net loss applicable to common stockholders:
As reported	$(1,514,964)
Stock-based employee compensation	(220,943)
Pro forma	$(1,735,907)
Basic and diluted net loss per common share:
As reported	$(0.06)
Pro forma	$(0.07)

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

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of $18.5 million as of March 31, 2006, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimate of future taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance which could materially impact the financial position and results of operations.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2. Significant Accounting Policies (Continued)

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).  SFAS No. 144 requires that the Company evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Any write-downs, based on fair value, are to be treated as permanent reductions in the carrying amount of the assets. The Company believes that no impairment exists related to the Company’s long-lived assets at March 31, 2006.

Intellectual Property

Prior to March 2003, costs incurred in connection with patents were expensed as incurred due to the possibility that the Company would never be able to derive any benefits from its patents. The Company has exclusive rights (subject to rights granted to an affiliate of Alticor within the fields of dermagenomics and nutrigenomics) in twenty issued U.S. patents and has a number of U.S. patent applications pending. The Company has also been granted a number of corresponding foreign patents and a number of foreign counterparts of its U.S. patents and patent applications pending. Since inception, the Company has expensed approximately $3.0 million in the effort to obtain patent protection for its intellectual property. Due to the alliance with Alticor Inc. that was entered into on March 5, 2003, the Company began capitalizing certain costs of patents for which the prospect of deriving benefits had become more likely. As of March 31, 2006 and December 31, 2005, the Company has capitalized $489,769 and $452,504, respectively, in patent costs and is included in other assets on the accompanying consolidated balance sheets. The Company amortizes these costs over the shorter of the life of the patent or ten years, their expected useful life. Accumulated amortization of capitalized patent costs was $77,109 and $65,331 at March 31, 2006 and December 31, 2005, respectively.

Beneficial Conversion Feature of Convertible Instruments

Based on EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF No. 00-27), which provides guidance on the calculation of a beneficial conversion feature of a convertible instrument, the Company has determined that the convertible debt issued on March 5, 2003 contained a beneficial conversion feature.

Based on the effective conversion price of the convertible debt of $0.2875 and the market value per share of $0.71 at March 5, 2003, the intrinsic value was calculated to be $2,205,522; however in accordance with EITF No. 00-27, the amount of the discount allocated to the beneficial conversion feature is limited to the amount of the proceeds allocated to the instrument. The beneficial conversion feature resulted in a discount of the convertible debt of $1,500,609 at March 5, 2003. The amount of the discount allocated to the beneficial conversion feature of the convertible debt is amortized from the date of issuance to the earlier of the maturity or conversion date. Therefore, the Company charged $77,617 for each of the three months ended March 31, 2006 and 2005 to amortization of note discount.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2. Significant Accounting Policies (Continued)

Below Market Interest Rate

The convertible debt has a stated interest rate of prime plus 1%. However, the promissory notes, which were refinanced with the convertible debt, originally had a stated interest rate of 15%. Therefore, the Company determined the fair value of the convertible debt, using an interest rate comparable to that of the refinanced promissory notes, at $1,863,553. The resulting discount of $731,783 is amortized from the date of issuance to the earlier of maturity or conversion date. Therefore, the Company charged $37,851 to amortization of note discount for the three months ended March 31, 2006 and 2005.

Basic and Diluted Net Loss per Common Share

The Company applies SFAS No. 128, Earnings per Share (SFAS No. 128), which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is the same as basic loss per share for all the periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the loss in each period. Potential common stock equivalents excluded from the calculation of diluted net loss per share consists of stock options, warrants, preferred stock and convertible debt as described in the table below:

	Three Months Ended March 31,
	2006	2005
Options outstanding	2,388,831	2,920,048
Warrants outstanding	400,000	525,000
Preferred stock	28,160,200	28,160,200
Convertible debt	4,060,288	4,060,288
Total	35,009,319	35,665,536

Recent Accounting Pronouncements

In November 2005, FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company is currently evaluating whether it will adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool that are outstanding upon adoption of  SFAS No. 123R.

Note 3. Strategic Alliance with Alticor Inc.

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
(Unaudited)

Note 3. Strategic Alliance with Alticor Inc. (Continued)

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

•       The right of the Series A Preferred Stockholders to nominate and elect four directors to a five person Board of Directors.

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

As of March 31, 2006, there was $2,595,336 outstanding under the terms of these credit facilities (see Note 4).

On June 17, 2004, the Company entered into another research agreement (Research Agreement II), valued at $2.2 million, as amended, with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. During 2004, the Company received $1,380,000 in research funding under this agreement. No funding related to this agreement was received during the three months ended March 31, 2006 and the Company is not anticipating any additional funding under this agreement.

On March 5, 2005, the Company entered into an agreement with Alticor to expand the research being performed under Research Agreement I (Research Agreement III) to provide additional funding of $2,716,151 over the two years beginning April 1, 2005. Also on March 5, 2005, the Company entered into an additional research agreement (Research Agreement IV) with Alticor for exploratory research valued at $2,341,500 over a two-year period commencing April 1, 2005. The Company received $629,747 in funding related to these agreements during the three months ended March 31, 2006 and is expecting to receive the remaining $1,910,434 in research funding through March 2007 with these agreements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3. Strategic Alliance with Alticor Inc. (Continued)

Also on April 18, 2005, Alticor paid the Company $2.0 million as a non-refundable advance payment for genetic risk assessment tests to be processed under the terms of a Distribution Agreement which expired on March 22, 2006. On February 23, 2006, the Company entered into two new purchase agreements with Alticor. The two new purchase agreements cover two genetic health assessment tests that Interleukin Genetics developed on behalf of Alticor. These are: 1) the heart health genetic test, which analyzes DNA variations in the Interleukin-1A and 1B genes to identify whether an individual may  have a predisposition for chronically elevated measures of inflammation and an increased risk for heart disease; and 2) the general nutrition genetic test, which analyzes DNA variations in two genes that affect Vitamin B metabolism and four genes that are involved in responding to oxidative stress. The purchase agreement for the heart health genetic tests provides for sales of these tests to Alticor through March 2008. Both parties agreed that $600,000 of the $2.0 million prepayment received pursuant to the Distribution Agreement would be applied to purchases made under the purchase agreement for the heart health genetic tests from March 23, 2006 through December 31, 2006 to the extent tests are processed. Of the remaining $1.4 million prepayment, $125,790 was recognized as revenue for tests processed during the remaining term of the Distribution Agreement and the balance of $1,274,210 has been reclassified from deferred receipts to equity. The general nutrition genetic test purchase agreement term is through January 2008.

Note 4. Debt

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

There was $2,595,336 outstanding under the terms of these credit facilities, net of unamortized discount of $808,280 and $923,748 at March 31, 2006 and December 31, 2005, respectively. The credit facilities will mature in December 2007, bear interest at 1% over the prime rate (8.75 % at March 31, 2006), are collateralized by a security interest in the Company’s intellectual property (except intellectual property related to periodontal disease and sepsis), and are convertible at the election of Alticor into shares of common stock at a conversion price equal to $0.6392 per share.

On February 23, 2006, these credit facilities with Alticor were amended to provide the Company with access to an additional $2.0 million of working capital borrowing at any time prior to April 1, 2007. Any amounts borrowed will bear interest at prime plus 1%, require quarterly interest payments and be due five years from the date of borrowing issuance. In addition, the restrictions on the existing $1.5 million line of credit were removed so that it can be used for general working capital purposes. No amounts are outstanding under these credit facilities as of March 31, 2006.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5. Capital Stock

Authorized Common and Preferred Stock

At March 31, 2006, the Company had authorized 6,000,000 shares of Series A Preferred stock of which 5,000,000 shares were issued and outstanding. At March 31, 2006, the Company had authorized 75,000,000 shares of $0.001 par value common stock of which 61,900,825 shares were outstanding or reserved for issuance. Of those, 24,140,459 shares were issued and outstanding, 28,160,200 shares were reserved for issuance upon the conversion of the Series A Preferred Stock to common stock, 4,060,288 shares were reserved for issuance upon the conversion of approximately $2.6 million of debt, 4,689,810 shares were reserved for issuance upon the exercise of authorized and outstanding stock options and stock awards, 400,000 shares were reserved for issuance upon the exercise of outstanding warrants to purchase common stock and 450,068 shares were reserved for issuance upon the exercise of rights held under the Employee Stock Purchase Plan.

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its Common Stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them. The liquidation preference at March 31, 2006 was $18,000,000. After receiving this amount, the holders of the Series A Preferred Stock shall participate on an as-converted basis with the holders of common stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5. Capital Stock (Continued)

is surrendered for conversion. As of March 31, 2006, the Series A Preferred Stock is convertible into 28,160,200 shares of Common Stock reflecting a conversion price of $.3196 per share.

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

Note 6. Commitments and Contingencies

Operating Leases

The Company leases its office and laboratory space under a non-cancelable operating lease expiring March 2009. The Company also leases certain office equipment under lease obligations. Future minimum lease commitments under these leases at March 31, 2006 are $1,327,274.

Acquisition of Data Bases

In connection with the research agreement with Alticor dated March 5, 2003, the Company is obligated to purchase two clinical databases. As of June 30, 2004, the Company determined that this obligation met the criteria of SFAS No. 5, Accounting for Contingencies, and estimated the cost of these two databases at $450,000. Accordingly, the Company recorded a liability and charged research and development expenses of $450,000 at that time. As of March 31, 2006, the Company had expenditures of $184,531 associated with the acquisition of these databases. The Company believes that the acquisition of the databases will not exceed the amount that the Company has estimated, however actual amounts could differ.

Sponsored Research Agreements

In connection with the research agreement with Alticor dated June 17, 2004, the Company entered into a sponsored research agreement with Tufts University to conduct a clinical study. The sponsored research agreement is for an amount of $684,149, as amended, and is payable upon achievement of certain milestones. As of March 31, 2006, Tufts University had achieved milestones valued at $523,017. The remaining commitment on this agreement is $161,132. As, and if, Tufts University completes the remaining milestones associated with this sponsored research agreement, the Company will record these costs as research and development expenses.

Employment Agreements

The Company has entered into employment agreements with certain key employees of the Company. These agreements expire March 31, 2009. As of March 31, 2006, the remaining commitment under these agreements was approximately $1,575,000.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7. Segment Information

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

The Company has no operations outside of the United States. For the three months ended March 31, 2006 and 2005, the Company had minimal royalty income derived from distributors outside the United States, minimal expenses derived from research partners outside the United States and minimal assets outside of the United States. The Company does not believe this risk is material and does not use derivative financial instruments to manage foreign currency fluctuation risk.

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

•       Our expectation that we will receive $1.9 million in funding through March 2007 from Alticor under the terms of various research agreements;

•       Our expectation that we will receive genetic risk assessment testing revenue and/or royalty payments from Alticor;

•       Our expectation that we may sign additional research agreements;

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

•       Our expectation that we might derive substantial benefit from our patented intellectual property; and

•       Our expectation that we will continue to experience losses until our genetic risk assessment testing revenue grows substantially from current levels.

Actual results may vary materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include but are not limited to; risks related to market acceptance of genetic risk assessment tests in general and our products in particular, risks related to technology and product obsolescence, delays in development of products, dependence on third parties, our ability to fund operations through mid-2007, competitive risks and those risks described in this report in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We cannot be certain that our results will not be adversely affected by one or more of these factors or by other factors not currently anticipated. All information set forth in this Form 10-Q is as of the date of this Form 10-Q. Unless required by law we accept no responsibility to update this information.

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

Sufficiency of working capital remains our greatest challenge. The amount of cash generated from research collaborations with Alticor is not adequate to fund our operations, resulting in an annual negative cash burn. The situation is described in greater detail in the “Liquidity and Capital Resources” section. Our current cash resources, together with additional research agreements, anticipated revenue from product launches, and other arrangements are adequate to fund operations through mid-2007.

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

Stock-based compensation:

We account for our stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R) using the modified prospective basis.  SFAS No. 123R addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R requires the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. SFAS No. 123R applies to new equity awards and to equity awards modified, repurchased or canceled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under SFAS No. 123. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used: 1) expected volatility is based on the standard deviation of the historical volatility of the weekly adjusted closing price of our shares for a period equivalent to the expected life of the option, which is the same method we used both prior and subsequent to the adoption of SFAS 123R; 2) the expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, historical exercise/forfeiture behavior, and the vesting period, if any; and 3) the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option. Additionally, common stock purchased pursuant to our employee stock purchase plan will be expensed based upon the fair market value in excess of purchase price.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $18.5 million as of March 31, 2006, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue for the three months ended March 31, 2006 was $232,000 compared to $7,000 for the three months ended March 31, 2005, an increase of $225,000 or 3056%. The increase was largely due to revenue from Alticor for the heart health genetic test and the general nutrition genetic test of $215,000, both of which were launched by Alticor during the quarter. We expect revenue from these tests to increase in the quarter ending June 30, 2006. However, we cannot be certain whether, or to what extent, revenues will be sustained beyond that period. We also receive a royalty on Alticor’s product sales associated with the heart health genetic test and for the three months ended March 31, 2006, this royalty revenue was $2,000. In addition, we processed tests for research purposes for revenue of $8,000. The balance was from royalties on PST® sales.  Cost of revenue was $198,000 for the three months ended March 31, 2006. Gross profit was $35,000, or 15% of revenue, for the three months ended March 31, 2006.

Research and development expenses were $729,000 for the three months ended March 31, 2006 compared to $684,000 for the three months ended March 31, 2005, an increase of $45,000 or 6%. Funded research and development expenses were $334,000 for the three months ended March 31, 2006 compared to $360,000 for the three months ended March 31, 2005, a decrease of $25,000 or 7%. In March 2003, we entered into a research agreement with Alticor to develop genetic tests and software to assess personalized risk and develop and use screening technologies to validate the effectiveness of the nutrigenomic consumables Alticor is developing. Additionally, we are playing a key role in enhancing and maintaining scientific credibility in academic and medical communities. After our initial focus in developing products in the United States and Canada, we expect that we will expand our focus to include developing nutigenomic products for sale overseas and developing products in the United States and overseas in other areas of wellness and skin care. This agreement expired in March 2005. In March 2005, we entered into two new agreements with Alticor to continue the research being performed. Direct expenses associated with these agreements were $242,000 and $256,000 for the three months ended March 31, 2006 and 2005, respectively. In June 2004, we entered into another research agreement with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. Direct expenses associated with this agreement were $92,000 and $43,000 for the three months ended March 31, 2006 and 2005, respectively.  In addition, during 2005, we conducted genotyping tests for Alticor for research purposes. The costs associated with these tests were $61,000 for the three months ended March 31, 2005. Other research and development expenses, including overhead costs associated with research and development activities, were $395,000 for the three months ended March 31, 2006 compared to $324,000 for the three months ended March 31, 2005, an increase of $70,000 or 22%. This increase was largely attributable to the recording of $74,000 of stock-based compensation expense as a result of adopting SFAS No.123R for the three months ended March 31, 2006.

Selling, general and administrative expenses were $765,000 for the three months ended March 31, 2006 compared to $704,000 for the three months ended March 31, 2005, an increase of $61,000 or 9%. This increase was largely attributable to the recording of $69,000 of stock-based compensation expense as a result of adopting SFAS No.123R for the three months ended March 31, 2006 and was partially offset by the departure of the Chief Financial Officer/Chief Operating Officer in August 2005. In March 2006, we announced the addition of Gregg Mayer as Chief Business Officer. Mr. Mayer will lead the efforts to build product and testing revenues beyond the current commercialization partnership with Alticor. In March 2006, we also announced that Philip R. Reilly, MD, JD will continue in his position as Chairman of the Board of Directors but has stepped down as CEO. He has signed a two-year part-time employment agreement with the Company and will develop genetic testing opportunities with executive management while continuing to provide valuable strategic insight to the Board. Kenneth S. Kornman, DDS, Ph.D., founder, President and Chief Scientific Officer of the Company, will assume the additional role of Chief

Executive Officer. Dr. Kornman will continue to oversee the relationship with the Company’s primary strategic partner, Alticor, to facilitate the launch of genetic tests globally.

Interest income was $38,000 for the three months ended March 31, 2006 compared to $21,000 for the three months ended March 31, 2005. The increase of 79% is primarily the result of an increase in the prevailing interest rates. Interest expense of $53,000 was incurred during the three months ended March 31, 2006, compared to $40,000 for the same period in 2005. The increase of 31% is primarily due to the increase in the prevailing interest rates over the two periods from 6.25% in 2005 to 8.25% in 2006.

We recorded amortization of note discount of $115,000 for each of the three months ended March 31, 2006 and 2005. Of the $115,000 expense, $78,000 is due to the amortization of the $1.5 million of discount resulting from the beneficial conversion feature of the convertible debt issued in March 2003 and $37,000 is due to the amortization of the $732,000 of discount associated with the below market stated interest rate.

Liquidity and Capital Resources

Cash is one of the key financial performance indicators for us. As of March 31, 2006, we had cash and cash equivalents of $2.9 million. Net cash used in operating activities was $1.6 million and $1.5 million for the three months ended March 31, 2006 and 2005. Cash was used primarily to fund operations.

Investing activities used cash of $82,000 for the three months ended March 31, 2006 and $38,000 for the same period in 2005. Cash was used primarily for the purchase of equipment and capitalized patent costs.

Financing activities provided cash of $1.2 million for the three months ended March 31, 2006 compared to $145,000 for the three months ended March 31, 2005. During 2006, we received $665,000 from our strategic alliance with Alticor, $542,000 from the exercise of stock options and warrants and $3,000 from stock purchases through the employee stock purchase plan. These amounts were offset by $3,000 of payments of our capital lease obligations. During 2005, we received $66,000 from our strategic alliance with Alticor, $85,000 from the exercise of stock options and $1,000 from stock purchases through the employee stock purchase plan. These amounts were offset by $6,000 of payments of our capital lease obligations. We currently do not have any commitments for any material capital expenditures.

A summary of our contractual obligations as of March 31, 2006 is included in the table below:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$2,595,336	$—	$2,595,336	$—	$—
Operating Lease Obligations	1,327,274	445,608	881,666	—	—
TOTAL	$3,922,610	$445,608	$3,477,002	$—	$—

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

In March 2004, and subsequently amended in February 2005, we entered into a Distribution Agreement with Alticor to provide not less than 20,000 genetic tests at a price of $70 per genetic test for a period of one year from the date of obtaining a registration number as required under the Clinical

Laboratory Improvement Amendments of 1988, as amended (CLIA). A registration number was obtained from CLIA on March 22, 2005.

In June 2004, we entered into a research agreement (Research Agreement II) with Alticor, valued at $2.2 million, as amended, to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. During 2004, we received $1.4 million in research funding under this agreement. No funding related to this agreement was received during the three months ended March 31, 2006 and we are not anticipating any additional funding under this agreement.

In March 2005, we entered into an agreement with Alticor to expand the research being performed under Research Agreement I (Research Agreement III) to provide additional funding of $2.7 million over the two years beginning April 1, 2005. Also in March 2005, we entered into an additional research agreement (Research Agreement IV) with Alticor for exploratory research valued at $2.3 million over a two-year period commencing April 1, 2005. We received $630,000 in funding related to these agreements during the three months ended March 31, 2006 and are expecting to receive the remaining $1.9 million in research funding through March 2007 under these agreements.

In addition, in April 2005, Alticor paid us $2.0 million as an advance payment for genetic risk assessment tests to be processed under the terms of the Distribution Agreement. Further, Alticor agreed to extend the drawdown period of the Research Loans through 2007.

In February 2006, we entered into an agreement with Alticor to provide us with access to an additional $2.0 of working capital borrowing at any time prior to April 1, 2007. Any amounts borrowed will bear interest at prime plus 1%, require quarterly interest payments and be due five years from the date of borrowing.  Also in February 2006, Alticor amended the Research Loans to remove certain restrictions to permit us to use the loans for general working capital purposes. No amounts are outstanding under these credit facilities as of March 31, 2006.

Also in February 2006, we entered into two new purchase agreements with Alticor. The two new purchase agreements cover two genetic health assessment tests that we developed on behalf of Alticor. These are: 1) the heart health genetic test, which analyzes DNA variations in the Interleukin-1A and 1B genes to identify whether an individual may have a predisposition for chronically elevated measures of inflammation and an increased risk for heart disease; and 2) the general nutrition genetic test, which analyzes DNA variations in two genes that affect Vitamin B metabolism and four genes that are involved in responding to oxidative stress. The purchase agreement for the heart health genetic tests provides for sales of these tests to Alticor, through March 2008. The general nutrition genetic test purchase agreement term is through January 2008.

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

(b)   Changes in Internal Control Over Financial Reporting.   No change in internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

INTERLEUKIN GENETICS, INC.
Date: May 10, 2006	By:	/s/ KENNETH S. KORNMAN
Kenneth S. Kornman
Chief Executive Officer, President and Chief Scientific Officer (Principal Executive Officer)
Date: May 10, 2006	By:	/s/ JOHN J. MCCABE
John J. McCabe
Controller and Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1*	Amendment No. 4 to Note Purchase Agreement between the Company and Pyxis Innovations Inc. dated February 23, 2006
10.2*+	Purchase Agreement between the Company and Access Business Group LLC dated February 23, 2006 effective as of January 31, 2006
10.3*+	Purchase Agreement between the Company and Access Business Group LLC dated February 23, 2006 effective as of March 23, 2006
10.4*@	Amendment No. 3 to Employment Agreement dated March 6, 2006 between the Company and Kenneth S. Kornman
10.5*@	Amendment No. 2 to Employment Agreement dated March 6, 2006 between the Company and Philip R. Reilly
10.6*@	Employment Agreement dated March 31, 2006 between the Company and Kenneth S. Kornman
10.7*@	Employment Agreement dated March 31, 2006 between the Company and Philip R. Reilly
10.8*@	Employment Offer Letter dated May 27, 2005 between the Company and Ramon W. Mohanlal
10.9*@	Employment Offer Letter dated March 23, 2006 between the Company and Gregg Mayer
31.1*	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith.

+                Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

@              Management contract or compensatory plan, contract or arrangement