Form 10-Q
period 2006-06-30
INTERLEUKIN GENETICS INC
filed 2006-08-09
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,425,123	$3,415,174
Accounts receivable from related party	443,497	—
Accounts receivable	652	278
Prepaid expenses and other current assets	414,279	174,204
Total current assets	3,283,551	3,589,656
Fixed assets, net	939,787	956,828
Other assets	464,481	423,591
Total Assets	$4,687,819	$4,970,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$482,146	$170,474
Accrued expenses	343,499	520,512
Deferred receipts	137,964	2,002,760
Commitments for funded research and development projects	198,906	318,019
Current portion of capital lease obligations	—	2,977
Total current liabilities	1,162,515	3,014,742
Convertible debt, net of discount of $692,811 and $923,748 at June 30, 2006 and December 31, 2005, respectively	1,902,525	1,671,588
Total liabilities	3,065,040	4,686,330
Stockholders’ equity:
Convertible preferred stock—$0.001 par value—6,000,000 shares authorized; 5,000,000 shares of Series A issued and outstanding at June 30, 2006 and December 31, 2005; aggregate liquidation preference of $18,000,000 at June 30, 2006	5,000	5,000
Common stock, $0.001 par value—75,000,000 shares authorized; 24,289,797 and 23,927,326 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	24,289	23,927
Additional paid-in capital	65,301,930	61,450,598
Accumulated deficit	(63,708,440)	(61,195,780)
Total stockholders’ equity	1,622,779	283,745
Total liabilities and stockholders’ equity	$4,687,819	$4,970,075

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Revenue from related party	$1,343,640	$—	$1,560,458	$—
Revenue from others	1,040	7,694	16,456	15,053
Total revenue	1,344,680	7,694	1,576,914	15,053
Cost of revenue	408,282	—	605,934	—
Gross profit	936,398	7,694	970,980	15,053
Operating expenses:
Research and development	839,375	608,859	1,568,470	1,292,862
Selling, general and administrative	881,840	1,063,703	1,646,951	1,767,642
Total operating expenses	1,721,215	1,672,562	3,215,421	3,060,504
Loss from operations	(784,817)	(1,664,868)	(2,244,441)	(3,045,451)
Other income (expense):
Interest income	33,742	30,418	72,193	51,891
Interest expense	(56,638)	(43,872)	(109,474)	(84,258)
Amortization of note discount	(115,469)	(115,469)	(230,938)	(230,937)
Total other income (expense)	(138,365)	(128,923)	(268,219)	(263,304)
Net loss	$(923,182)	$(1,793,791)	$(2,512,660)	$(3,308,755)
Basic and diluted net loss per common share	$(0.04)	$(0.08)	$(0.10)	$(0.14)
Weighted average common shares outstanding	24,190,841	23,653,280	24,105,396	23,629,082

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006
(Unaudited)

	Convertible		Common Stock		Additional
	Preferred Stock			$0.001	Paid-in	Accumulated
	Shares	Amount	Shares	par value	Capital	Deficit	Total
Balance as of December 31, 2005 (Audited)	5,000,000	$5,000	23,927,326	$23,927	$61,450,598	$(61,195,780)	$283,745
Net loss	—	—	—	—	—	(2,512,660)	(2,512,660)
Investment by Alticor:
Research funding	—	—	—	—	1,451,978	—	1,451,978
Other	—	—	—	—	1,274,210	—	1,274,210
Common stock issued:
Exercise of warrants	—	—	125,000	125	312,375	—	312,500
Exercise of stock options	—	—	200,815	201	431,674	—	431,875
Employee stock purchase plan	—	—	3,271	3	15,775	—	15,778
Restricted stock issued to employees	—	—	33,385	33	(33)	—	—
Stock-based compensation expense	—	—	—	—	365,353	—	365,353
Balance as of June 30, 2006	5,000,000	$5,000	24,289,797	$24,289	$65,301,930	$(63,708,440)	$1,622,779

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,512,660)	$(3,308,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	181,280	162,328
Amortization of note discount	230,937	230,937
Stock-based compensation expense	365,353	—
Changes in operating assets and liabilities:
Accounts receivable	(443,871)	8,861
Prepaid expenses and other current assets	(240,075)	9,704
Accounts payable	311,672	45,845
Accrued expenses	(177,013)	(99,571)
Deferred receipts	(590,586)	1,992,000
Commitments for funded research and development projects	(119,113)	(31,788)
Net cash used in operating activities	(2,994,076)	(990,439)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(139,985)	(16,516)
Increase in other assets	(65,144)	(76,313)
Net cash used in investing activities	(205,129)	(92,829)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by Alticor	1,451,978	1,322,910
Proceeds from exercises of warrants and stock options	744,375	130,110
Proceeds from employee stock purchase plan	15,778	7,559
Principal payments of capital lease obligations, net	(2,977)	(8,514)
Net cash provided by financing activities	2,209,154	1,452,065
Net (decrease) increase in cash and cash equivalents	(990,051)	368,797
Cash and cash equivalents, beginning of period	3,415,174	4,528,425
Cash and cash equivalents, end of period	$2,425,123	$4,897,222
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Deferred receipt reclassified to equity	$1,274,210	$—
Interest and income taxes paid:
Cash paid for interest	$109,474	$84,258

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Interleukin Genetics, Inc. and its wholly-owned subsidiary, Interleukin Genetics Laboratory Services, Inc., (collectively referred to as the “Company” or “Interleukin”) as of June 30, 2006 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited interim consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note 2.   Significant Accounting Policies

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. The Company’s most critical accounting policies are in the areas of its strategic alliance with Alticor, revenue recognition, stock-based compensation, income taxes, long-lived assets, intellectual property, beneficial conversion feature of convertible instruments and below market interest rate. These critical accounting policies are more fully discussed in these notes to interim consolidated financial statements.

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

On March 5, 2003, the Company was obligated to issue up to 33,377,586 shares of its common stock underlying the convertible preferred stock and the convertible debt issued. Based on a last reported trade price of $0.71 per common share of the Company’s common stock on March 5, 2003, the convertible instruments had a fair value of $23,698,086 on the date of issuance. Based on the fair value of the convertible instruments and the guidance provided by EITF 01-1, the Company will recognize the fair value of the convertible instruments, to the extent of proceeds received, with a corresponding decrease to the sales price of the goods and services provided. Therefore, at March 5, 2003, the Company treated the $5,000,000 committed research funding as an equity investment rather than revenue and any costs of performing the research services under the agreement were classified as research and development expenses. Any subsequent proceeds that the Company will receive from Alticor that are linked to the March 2003 transaction, will be considered equity rather than revenue to the extent of the fair value of the convertible instruments at March 5, 2003. In June 2004, the Company entered into another research agreement with Alticor for potential funding up to $2,200,000 and in March 2005, the Company entered into two more agreements to provide additional funding of $5,057,651 over two years beginning April 1, 2005 (see Note 3). In addition, since March 5, 2003, the Company received various purchase orders from Alticor valued at $501,800 to conduct genotyping test for research purposes and in February 2006, the Company received $35,000 to purchase capital equipment. These purchase orders, together with the research agreements entered into in June 2004 and March 2005, are deemed to be linked to the March 2003 transaction and, accordingly, are treated as equity rather than revenue. In addition, in March 2004, the Company entered into a Distribution Agreement with Alticor to provide genetic testing services. As part of the agreement, Alticor made a $2.0 million prepayment in April 2005 for genetic testing services. The Distribution Agreement expired on March 22, 2006 and $1,274, 210 was forfeited. Although this agreement was not deemed to be linked to the March 2003 transaction, the $1,274,210 has been reclassified from deferred receipts to equity. As of June 30, 2006, proceeds received from Alticor which were recorded as consideration for the fair value of the convertible instruments issued in March 2003, amounted to $23,698,086.

Revenue Recognition

Revenue from genetic testing is recognized when service is completed, generally when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. These amounts are presented as deferred receipts in the accompanying consolidated balance sheets.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R) for all share-based payments, using the modified prospective transition basis. The statement replaces SFAS No.123, Accounting for Stock-Based Compensation (SFAS No. 123) and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under this transition method, compensation cost recognized during the three months and six months ended June 30, 2006 includes: (1) compensation expense recognized over the requisite service period for all share-based awards granted prior to, but not yet fully vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, of which the Company has none to date.  Upon adoption of SFAS No. 123R, the Company elected to retain its method of valuation for share-based awards granted using the Black-Scholes option-pricing model which was also used for the Company’s pro forma information required under SFAS No. 123 with the following assumptions used: 1) expected volatility is based on the standard deviation of the historical volatility of the weekly adjusted closing price of the Company’s shares for a period equivalent to the expected life of the option, which is the same method used by the Company both prior and subsequent to the adoption of SFAS 123R; 2) the expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, historical exercise/forfeiture behavior, and the vesting period, if any; and 3) the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for a period equivalent to the expected life of the option. The Company is recognizing compensation expense over the requisite service period for the entire award (straight-line attribution method). Compensation cost for these awards amounted to $119,060 and $245,005 for the three months and six months ended June 30, 2006, respectively.

Purchases made under the Company’s Employee Stock Purchase Plan are now deemed to be compensatory under SFAS No. 123R because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the three months ended June 30, 2006, employees purchased 2,632 shares of common stock at a purchase price of $4.89 and for the six months ended June 30, 2006, employees purchased 3,271 shares of common stock at a weighted-average purchase price of $4.82. Compensation cost associated with these awards amounted to $2,264 and $3,925 for the three months and six months ended June 30, 2006, respectively.

During the three months and six months ended June 30, 2006, the Company granted restricted stock awards to employees with respect to 8,625 and 33,385 shares, respectively. These awards vest at various dates through 2007 assuming continued employment with the Company and the holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The employees are not required to pay any consideration to the Company for these restricted stock awards. The recognition of compensation expense for these types of awards did not change as a result of adopting SFAS No. 123R on January 1, 2006. The Company measured the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining vesting period. Compensation cost associated with these awards amounted to $63,765 and $84,080 for the three months and six months ended June 30, 2006, respectively.

On March 31, 2006, the Company entered into employment agreements with certain key employees of the Company. These agreements provide for the issuance of up to 47,500 shares of the Company’s common stock at various dates through 2009 assuming continued employment with the Company. The employees are not required to pay any consideration to the Company for these stock awards. As of June 30, 2006, no stock has been issued pursuant to these agreements. The recognition of compensation expense for these types of awards did not change as a result of adopting SFAS No. 123R on January 1, 2006. The Company measures the fair value of the shares, prior to issuance, based on the last reported price at which the Company’s common stock traded for the reporting period and compensation cost is recognized ratably over the employment period required to earn the stock award. At time of issuance, the Company will measure the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the issuance and will record a cumulative adjustment, if any.

Compensation cost associated with these awards amounted to $32,343 for both the three months and six months ended June 30, 2006.

A summary of compensation cost included in the statement of operations for the three months and six months ended June 30, 2006 is as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenue	$10,037	$15,468
Research and development expenses.	73,199	146,962
Selling, general and administrative expenses	134,196	202,923
Total	$217,432	$365,353

In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.  Had compensation cost for the Company’s employee stock awards been determined consistent with SFAS No. 123, the Company’s net loss applicable to common stock and net loss per share would have been as follows for the three months and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss applicable to common stockholders:
As reported	$(1,793,791)	$(3,308,755)
Stock-based employee compensation	(147,352)	(289,074)
Pro forma	$(1,941,143)	$(3,597,829)
Basic and diluted net loss per common share:
As reported	$(0.08)	$(0.14)
Pro forma	$(0.08)	$(0.15)

The following table summarizes activity of the Company’s stock-based compensation awards since December 31, 2005:

	Options Outstanding
			Weighted	Restricted Stock
			Average	Awards Outstanding
	Number of	Weighted Average Exercise	Remaining Contractual Term	Number of	Weighted Average Grant Date	Aggregate Intrinsic
	Shares	Price	(years)	Shares	Fair Value	Value
Outstanding at December 31, 2005	2,477,815	$2.69	5.64	—	$—	$6,590,988
Granted	—	$—		33,385	$6.85
Exercised	(200,815)	$2.15		—	—
Lapsed	—	—		(8,380)	$6.94
Canceled	(26,250)	$4.20		—	—
Outstanding At June 30, 2006	2,250,750	$2.73	5.26	25,005	$6.82	$6,941,044
Exercisable at June 30, 2006	1,826,498	$2.53				$5,881,324

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the last reported price at which the Company’s common stock traded on June 30, 2006 of $5.75, which would have been received by the option holders had they exercised their options as of that date.

Information related to stock options outstanding as of June 30, 2006 is as follows:

	Options Outstanding
		Weighted		Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price
$ 0.50 to $0.91	242,443	3.50	$0.67	238,443	$0.67
$ 1.22 to $1.25	316,000	4.65	$1.22	316,000	$1.22
$ 1.50 to $1.85	108,275	4.29	$1.71	108,275	$1.71
$ 2.04 to $2.40	49,000	4.63	$2.23	22,250	$2.13
$ 2.50 to $2.88	714,275	2.99	$2.80	714,275	$2.80
$ 3.00 to $3.42	229,000	9.03	$3.05	40,498	$3.00
$ 3.50 to $3.71	127,057	8.36	$3.65	86,057	$3.64
$ 4.10 to $4.20	94,700	8.56	$4.14	23,700	$4.18
$ 4.70 to $4.75	370,000	7.46	$4.70	277,000	$4.70
$ 0.50 to $4.75	2,250,750	5.26	$2.73	1,826,498	$2.53

Options for the purchase of 1,985,815 shares were exercisable at December 31, 2005, with a weighted-average exercise price of $2.36.

The following table summarizes the status of the Company’s non-vested shares since December 31, 2005:

			Non-vested Restricted Stock Awards
	Non-vested Options			Weighted
	Number	Weighted	Number	Average
	of	Average	of	Grant Date
	Shares	Exercise Price	Shares	Fair Value
Non-vested at December 31, 2005	582,000	$3.76	—	$—
Granted	—	$—	33,385	$6.85
Vested	(131,498)	$4.16	(8,380)	$6.94
Forfeited	(26,250)	$4.20	—	$—
Non-vested At June 30, 2006	424,252	$3.61	25,005	$6.82

As of June 30, 2006, there was approximately $1.4 million of total unrecognized costs related to share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of approximately 2.45 years. Options to purchase 200,815 shares were exercised during the six months ended June 30, 2006; these options had an intrinsic value of approximately $0.8 million on their date of exercise. The fair value of stock options that vested during the six months ended June 30, 2006 was approximately $0.4 million.

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

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of $18.4 million as of June 30, 2006, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimate of future taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance which could materially impact the financial position and results of operations.

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).  SFAS No. 144 requires that the Company evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Any write-downs, based on fair value, are to be treated as permanent reductions in the carrying amount of the assets. The Company believes that no impairment exists related to the Company’s long-lived assets at June 30, 2006.

Intellectual Property

Prior to March 2003, costs incurred in connection with patents were expensed as incurred due to the possibility that the Company would never be able to derive any benefits from its patents. The Company has exclusive rights (subject to rights granted to an affiliate of Alticor within the fields of dermagenomics and nutrigenomics) in twenty issued U.S. patents and has a number of U.S. patent applications pending. The Company has also been granted a number of corresponding foreign patents and a number of foreign counterparts of its U.S. patents and patent applications pending. Since inception, the Company has spent approximately $3.1 million in the effort to obtain patent protection for its intellectual property. Due to the alliance with Alticor that was entered into on March 5, 2003, the Company began capitalizing certain costs of patents for which the prospect of deriving benefits had become more likely. As of June 30, 2006 and December 31, 2005, the Company has capitalized $517,648 and $452,504, respectively, in patent costs and is included in other assets on the accompanying consolidated balance sheets. The Company amortizes these costs over the shorter of the life of the patent or ten years, their expected useful life. Accumulated amortization of capitalized patent costs was $89,585 and $65,331 at June 30, 2006 and December 31, 2005, respectively.

Beneficial Conversion Feature of Convertible Instruments

Based on EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF No. 00-27), which provides guidance on the calculation of a beneficial conversion feature of a convertible instrument, the Company has determined that the convertible debt issued on March 5, 2003 contained a beneficial conversion feature.

Based on the effective conversion price of the convertible debt of $0.2875 and the market value per share of $0.71 at March 5, 2003, the intrinsic value was calculated to be $2,205,522; however in accordance with EITF No. 00-27, the amount of the discount allocated to the beneficial conversion feature is limited to the amount of the proceeds allocated to the instrument. The beneficial conversion feature resulted in a discount of the convertible debt of $1,500,609 at March 5, 2003. The amount of the discount allocated to the beneficial conversion feature of the convertible debt is amortized from the date of issuance to the earlier of the maturity or conversion date. Therefore, the Company charged $77,618 for each of the three months ended June 30, 2006 and 2005 and $155,236 for each of the six months ended June 30, 2006 and 2005 to amortization of note discount.

Below Market Interest Rate

The convertible debt has a stated interest rate of prime plus 1%. However, the promissory notes, which were refinanced with the convertible debt, originally had a stated interest rate of 15%. Therefore, the Company determined the fair value of the convertible debt, using an interest rate comparable to that of the refinanced promissory notes, at $1,863,553. The resulting discount of $731,783 is amortized from the date of issuance to the earlier of maturity or conversion date. Therefore, the Company charged $37,851 to amortization of note discount for each of the three months ended June 30, 2006 and 2005 and $75,702 for each of the six months ended June 30, 2006 and 2005.

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

	Six Months Ended June 30,
	2006	2005
Options outstanding	2,250,750	2,893,982
Warrants outstanding	400,000	525,000
Convertible preferred stock	28,160,200	28,160,200
Convertible debt	4,060,288	4,060,288
Total	34,871,238	35,639,470

Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company is currently evaluating whether it will adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool that are outstanding upon adoption of  SFAS No. 123R.

In March 2006, the FASB issued SFAS No. 156, Accounting for Service of Financial Assets, an amendment of SFAS No 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 156). The statement changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. The Company does not expect the adoption of this standard to have a material effect on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (FIN 48) which is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company has not yet determined the impact, if any, of adopting this interpretation on its financial position, results of operations and cash flows.

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

As of June 30, 2006, there was $2,595,336 outstanding under the terms of these credit facilities (see Note 4).

On June 17, 2004, the Company entered into another research agreement (Research Agreement II), valued at $2.2 million, as amended, with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. During 2004, the Company received $1,380,000 in research funding under this agreement. No funding related to this agreement was received during 2006 and the Company is not anticipating any additional funding under this agreement.

On March 5, 2005, the Company entered into an agreement with Alticor to expand the research being performed under Research Agreement I (Research Agreement III) to provide additional funding of $2,716,151 over the two years beginning April 1, 2005. Also on March 5, 2005, the Company entered into an additional research agreement (Research Agreement IV) with Alticor for exploratory research valued at $2,341,500 over a two-year period commencing April 1, 2005. These research agreements are expected to provide the Company with a total of $5.0 million during the two years ending March 2007. The Company received $922,435 and $1,552,182 in funding related to these agreements during the three months and six months ended June 30, 2006 and is expecting to receive the remaining $987,999 in research funding through March 2007 with these agreements.

Also on April 18, 2005, Alticor paid the Company $2.0 million as a non-refundable advance payment for genetic risk assessment tests to be processed under the terms of a Distribution Agreement which expired on March 22, 2006. On February 23, 2006, the Company entered into two new purchase agreements with Alticor. The two new purchase agreements cover two genetic health assessment tests that Interleukin Genetics developed on behalf of Alticor. These are: 1) the heart health genetic test, which analyzes DNA variations in the Interleukin-1A and 1B genes to identify whether an individual may have a predisposition for chronically elevated measures of inflammation and an increased risk for heart disease; and 2) the general nutrition genetic test, which analyzes DNA variations in two genes that affect Vitamin B metabolism and four genes that are involved in responding to oxidative stress. The purchase agreement for the heart health genetic test provides for sales of these tests to Alticor through March 2008. Both parties agreed that $600,000 of the $2.0 million prepayment received pursuant to the Distribution Agreement would be applied to purchases made under the purchase agreement for the heart health genetic tests from March 23, 2006 through December 31, 2006 to the extent tests are processed.   Of the remaining $1.4 million prepayment, $125,790 was recognized as revenue for tests processed during the remaining term of the Distribution Agreement and the balance of $1,274,210 has been reclassified from deferred receipts to equity. The general nutrition genetic test purchase agreement term is through January 2008.

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

There was $2,595,336 outstanding under the terms of these credit facilities, net of unamortized discount of $692,811 and $923,748 at June 30, 2006 and December 31, 2005, respectively. The credit facilities will mature in December 2007, bear interest at 1% over the prime rate (9.25 % at June 30, 2006), are collateralized by a security interest in the Company’s intellectual property (except intellectual property related to periodontal disease and sepsis), and are convertible at the election of Alticor into shares of common stock at a conversion price equal to $0.6392 per share.

On February 23, 2006, these credit facilities with Alticor were amended to provide the Company with access to an additional $2.0 million of working capital borrowing at any time prior to April 1, 2007. Any amounts borrowed will bear interest at prime plus 1%, require quarterly interest payments and be due five years from the date of borrowing. In addition, the restrictions on the existing $1.5 million line of credit were removed so that it can be used for general working capital purposes. No amounts are outstanding under these credit facilities as of June 30, 2006.

Note 5.   Capital Stock

Authorized Common and Preferred Stock

At June 30, 2006, the Company had authorized 6,000,000 shares of Series A Preferred stock of which 5,000,000 shares were issued and outstanding. At June 30, 2006, the Company had authorized 75,000,000 shares of $0.001 par value common stock of which 61,900,825 shares were outstanding or reserved for issuance. Of those, 24,289,797 shares were issued and outstanding, 28,160,200 shares were reserved for the issuance upon conversion of the Series A Preferred Stock to common stock, approximately 4,060,288 shares were reserved for the issuance upon conversion of approximately $2.6 million of debt, 4,543,104 shares were reserved for issuance upon the exercise of authorized and outstanding stock options and stock awards, 400,000 shares were reserved for issuance upon the exercise of outstanding warrants to purchase common stock and 447,436 shares were reserved for issuance upon the exercise of rights held under the Employee Stock Purchase Plan.

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its Common Stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them. The liquidation preference at June 30, 2006 was $18,000,000. After receiving this amount, the holders of the Series A Preferred Stock shall participate on an as-converted basis with the holders of common stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of June 30, 2006, the Series A Preferred Stock is convertible into 28,160,200 shares of Common Stock reflecting a conversion price of $.3196 per share.

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

Note 6.   Commitments and Contingencies

Operating Leases

The Company leases its office and laboratory space under a non-cancelable operating lease expiring March 2009. The Company also leases certain office equipment under lease obligations. Future minimum lease commitments under these leases at June 30, 2006 are $1,215,872.

Acquisition of Data Bases

In connection with the research agreement with Alticor dated March 5, 2003, the Company is obligated to purchase two clinical databases. As of June 30, 2004, the Company determined that this obligation met the criteria of SFAS No. 5, Accounting for Contingencies, and estimated the cost of these two databases at $450,000. Accordingly, the Company recorded a liability and charged research and development expenses of $450,000 at that time. As of June 30, 2006, the Company had expenditures of $251,094 associated with the acquisition of these databases. The Company believes that the acquisition of the databases will not exceed the amount that the Company has estimated, however actual amounts could differ.

Sponsored Research Agreements

In connection with the research agreement with Alticor dated March 5, 2005, the Company entered into a sponsored research agreement with Yonsei University to conduct a clinical study. The sponsored research agreement is for an amount of $499,882 and is payable upon achievement of certain milestones. As of June 30, 2006, Yonsei University had not achieved any milestones. As, and if, Yonsei University completes the milestones associated with this sponsored research agreement, the Company will record these costs as research and development expenses.

Employment Agreements

The Company has entered into employment agreements with certain key employees of the Company. These agreements expire March 31, 2009. As of June 30, 2006, the remaining commitment under these agreements was approximately $1,443,750. In addition, these agreements provide for the issuance of up to 47,500 shares of the Company’s common stock at various dates during the employment period based on continued employment.

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

The Company has no operations outside of the United States. For the three months and six months ended June 30, 2006 and 2005, the Company had minimal royalty income derived from distributors outside the United States, minimal expenses derived from research partners outside the United States and minimal assets outside of the United States. The Company does not believe this risk is material and does not use derivative financial instruments to manage foreign currency fluctuation risk.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-Q and the documents incorporated by reference within this document contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words or phrases such as “will likely result”, “expect”, “will continue”, “anticipate”, “estimate”, “intend”, “plan”, “project”, “outlook”, or similar expressions are intended to identify forward-looking statements. Forward-looking statements address or may address the following subjects:

•       The sufficiency of our current cash resources, together with additional research agreements, anticipated revenue from genetic risk assessment tests, product launches, and other arrangements to fund operations through mid-2007;

•       Our expectation regarding our gross profits from genetic testing services in future periods;

•       Our expectation that we will receive $1.0 million in funding through March 2007 from Alticor under the terms of various research agreements;

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

We are devoting most of our resources to the support of the strategic collaboration with Alticor which includes the processing of our genetic risk assessment tests and development of new genetic risk assessment tests to be sold in combination with Alticor’s products. A portion of our resources is also devoted to the development of new tests and preventive/therapeutic products for various markets. Our funding has consisted primarily of research payments and sales of our genetic risk assessment tests from Alticor and trivial royalties from PST®. Additionally, we expect to continue incurring losses as we continue to develop our new tests and products.

The alliance has included an equity investment, multi-year research and development agreements, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations. The financial elements of this alliance are described in greater detail in the section titled “Liquidity and Capital Resources”.

Sufficiency of working capital remains a challenge. The amount of cash generated from genetic risk assessment testing and research collaborations with Alticor are not adequate to fund our operations, resulting in an annual negative cash burn. The situation is described in greater detail in the “Liquidity and Capital Resources” section. Our current cash resources, together with anticipated revenue from genetic risk assessment tests, product launches, research funding, and other arrangements are adequate to fund operations through mid-2007.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $18.4 million as of June 30, 2006, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue for the three months ended June 30, 2006 was $1.3 million compared to $8,000 for the three months ended June 30, 2005, an increase of $1.3 million. The increase was largely due to revenue from Alticor from the heart health genetic test and the general nutrition genetic test of $1.3 million, both of which were launched by Alticor during the first quarter of 2006. We cannot predict the seasonal influence on our test revenues or whether revenues derived from Alticor related to the heart health and general nutrition genetic tests will be sustained in future periods. In addition to the heart health and general nutrition genetic tests, we are developing genetic risk assessment tests for osteoporosis and weight management. The balance in each period was from royalties on sales of nutritional products associated with the heart health genetic test by Alticor and PST® sales. Cost of revenue was $408,000 for the three months ended June 30, 2006. Gross profit was $936,000, or 70% of revenue, for the three months ended June 30, 2006. Cost of revenue is net of supplier discounts and complimentary support from our suppliers that we received during our initial launch phase. We do not expect these benefits to be recurring and as a result, we expect gross profit, as a percentage of revenue, to be between 45% and 50% for the year ended December 31, 2006. Revenue and gross profit results for the quarter ended June 30, 2006 contributed to a reduction in net loss to $923,000, or $(0.04) per share, from a loss of $1.8 million, or $(0.08) per share, for the same period in 2005.

Research and development expenses were $839,000 for the three months ended June 30, 2006 compared to $609,000 for the three months ended June 30, 2005, an increase of $231,000 or 38%. Funded research and development expenses were $531,000 for the three months ended June 30, 2006 compared to $262,000 for the three months ended June 30, 2005, an increase of $269,000 or 103%. In March 2003, we entered into a research agreement with Alticor to develop genetic tests and software to assess personalized risk and develop and use screening technologies to validate the effectiveness of the nutrigenomic consumables Alticor is developing. This agreement expired in March 2005. In March 2005, we entered into two new agreements with Alticor to continue the research being performed. Direct expenses associated with these agreements were $310,000 and $212,000 for the three months ended June 30, 2006 and 2005, respectively. In June 2004, we entered into another research agreement with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. Direct expenses associated with this agreement were $221,000 and $46,000 for the three months ended June 30, 2006 and 2005, respectively. In addition, during 2005, we conducted genotyping tests for Alticor for research purposes. The costs associated with these tests were $5,000 for the three months ended June 30, 2005. Other research and development expenses, including overhead costs associated with research and development activities, were $308,000 for the three months ended June 30, 2006 compared to $347,000 for the three months ended June 30, 2005, a decrease of $39,000 or 11%. This decrease was largely attributable to the change in the role of the Chief Scientific Officer from largely scientific research to largely executive management as a result of assuming the responsibilities of the Chief Executive Officer as of March 31, 2006. This amount was partly offset by the recording of $73,000 of stock-based compensation expense for the three months ended June 30, 2006 as a result of adopting SFAS No.123R.

Selling, general and administrative expenses were $882,000 for the three months ended June 30, 2006 compared to $1.1 million for the three months ended June 30, 2005, a decrease of $182,000 or 17%. This decrease was largely attributable to non-recurring professional fees incurred in 2005 associated with the implementation of Sarbanes-Oxley Section 404. This amount was partially offset by the recording of $134,000 of stock-based compensation expense for the three months ended June 30, 2006 as a result of adopting SFAS No.123R.

Interest income was $34,000 for the three months ended June 30, 2006 compared to $30,000 the three months ended June 30, 2005. The increase of 11% is primarily the result of an increase in the prevailing interest rates. Interest expense of $57,000 was incurred during the three months ended June 30, 2006, compared to $44,000 for the same period in 2005. The increase of 29% is primarily due to the increase in the prevailing interest rate over the two periods from 6.75% in 2005 to 8.75% in 2006.

We recorded amortization of note discount of $115,000 for each of the three months ended June 30, 2006 and 2005. Of the $115,000 expense, $78,000 is due to the amortization of the $1.5 million of discount resulting from the beneficial conversion feature of the convertible debt issued in March 2003 and $37,000 is due to the amortization of the $732,000 of discount associated with the below market stated interest rate.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue for the six months ended June 30, 2006 was $1.6 million compared to $15,000 for the six months ended June 30, 2005, an increase of $1.6 million. The increase was largely due to revenue from Alticor from the heart health genetic test and the general nutrition genetic test of $1.6 million, both of which were launched by Alticor during the first quarter of 2006. We cannot predict the seasonal influence on our test revenues or whether revenues derived from Alticor related to the heart health and general nutrition genetic tests will be sustained in future periods. In addition to the heart health and general nutrition genetic tests, we are developing genetic risk assessment tests for osteoporosis and weight management. The balance was from royalties on sales of nutritional products associated with the heart health genetic test by Alticor and PST® sales. Cost of revenue was $606,000 for the six months ended June 30, 2006. Gross profit was $971,000, or 62% of revenue, for the six months ended June 30, 2006. Cost of revenue is net of supplier discounts and complimentary support from our suppliers that we received during our initial launch phase. Revenue and gross profit results for the six months ended June 30, 2006 contributed to a reduction in net loss to $2.5 million, or $(0.10) per share, from a loss of $3.3 million, or $(0.14) per share, for the same period in 2005.

Research and development expenses were $1.6 million for the six months ended June 30, 2006 compared to $1.3 million for the six months ended June 30, 2005, an increase of $276,000 or 21%. Funded research and development expenses were $866,000 for the six months ended June 30, 2006 compared to $622,000 for the six months ended June 30, 2005, an increase of $244,000 or 39%. In March 2003, we entered into a research agreement with Alticor to develop genetic tests and software to assess personalized risk and develop and use screening technologies to validate the effectiveness of the nutrigenomic consumables Alticor is developing. In March 2005, we entered into two new agreements with Alticor to continue the research being performed. Direct expenses associated with these agreements were $552,000 and $467,000 for the six months ended June 30, 2006 and 2005, respectively. In June 2004, we entered into another research agreement with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. Direct expenses associated with this agreement were $314,000 and $89,000 for the six months ended June 30, 2006 and 2005, respectively. In addition, during 2005, we conducted genotyping tests for Alticor for research purposes. The costs associated with these tests were $66,000 for the six months ended June 30, 2005. Other research and development expenses, including overhead costs associated with research and development activities, were $702,000 for the six months ended June 30, 2006 compared to $671,000 for the six months ended June 30, 2005, an increase of $32,000 or 5%. This increase was largely attributable to the recording of $147,000 of stock-based compensation expense for the six months ended June 30, 2006 as a result of adopting SFAS No.123R. This amount was partially offset by the change in the role of the Chief Scientific Officer from largely scientific research to largely executive management as a result of assuming the responsibilities of the Chief Executive Officer as of March 31, 2006.

Selling, general and administrative expenses were $1.6 million for the six months ended June 30, 2006 compared to $1.8 million for the six months ended June 30, 2005, a decrease of $121,000 or 7%. This decrease was largely attributable to the non-recurring professional fees incurred in 2005 associated with the implementation of Sarbanes-Oxley Section 404. This amount was partially offset by the recording of $203,000 of stock-based compensation expense for the six months ended June 30, 2006 as a result of adopting SFAS No.123R.

Interest income was $72,000 for the six months ended June 30, 2006 compared to $52,000 the six months ended June 30, 2005. The increase of 39% is primarily the result of an increase in the prevailing interest rates. Interest expense of $109,000 was incurred during the six months ended June 30, 2006, compared to $84,000 for the same period in 2005. The increase of 30% is primarily due to the increase in the prevailing interest rate over the two periods from 6.75% in 2005 to 8.75% in 2006.

We recorded amortization of note discount of $231,000 for each of the three months ended June 30, 2006 and 2005. Of the $231,000 expense, $156,000 is due to the amortization of the $1.5 million of discount resulting from the beneficial conversion feature of the convertible debt issued in March 2003 and $75,000 is due to the amortization of the $732,000 of discount associated with the below market stated interest rate.

Liquidity and Capital Resources

Cash and borrowings available under our credit facilities is one of the key financial performance indicators for us. As of June 30, 2006, we had cash and cash equivalents of $2.4 million and borrowings available under our credit facilities of $3.5 million for a total of $5.9 million in cash and available borrowings. Net cash used in operating activities was $3.0 million and $990,000 for the six months ended June 30, 2006 and 2005. Cash was used primarily to fund operations.

Investing activities used cash of $205,000 for the six months ended June 30, 2006 and $93,000 for the same period in 2005. Cash was used primarily for the purchase of laboratory equipment and capitalized patent costs.

Financing activities provided cash of $2.2 million for the six months ended June 30, 2006 compared to $1.5 million for the six months ended June 30, 2005. During 2006, we received $1.5 million from our strategic alliance with Alticor, $744,000 from the exercise of stock options and warrants and $16,000 from stock purchases through the employee stock purchase plan. These amounts were offset by $3,000 of payments of our capital lease obligations. During 2005, we received $1.3 million from our strategic alliance with Alticor, $130,000 from the exercise of stock options and $8,000 from stock purchases through the employee stock purchase plan. These amounts were offset by $9,000 of payments of our capital lease obligations. We currently do not have any commitments for any material capital expenditures.

A summary of our contractual obligations as of June 30, 2006 is included in the table below:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$2,595,336	$—	$2,595,336	$—	$—
Operating Lease Obligations	1,215,872	445,608	770,264	—	—
TOTAL	$3,811,208	$445,608	$3,365,600	$—	$—

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

In June 2004, we entered into a research agreement (Research Agreement II) with Alticor, valued at $2.2 million, as amended, to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. During 2004, we received $1.4 million in research funding under this agreement. No funding related to this agreement was received in 2006 and we are not anticipating any additional funding under this agreement

In March 2005, we entered into an agreement with Alticor to expand the research being performed under Research Agreement I (Research Agreement III) to provide additional funding of $2.7 million over the two years beginning April 1, 2005. Also in March 2005, we entered into an additional research agreement (Research Agreement IV) with Alticor for exploratory research valued at $2.3 million over a two-year period commencing April 1, 2005. We received $922,000 in funding related to these agreements during the three months ended June 30, 2006 and are expecting to receive the remaining $1.0 million in research funding through March 2007 under these agreements.

In addition, in April 2005, Alticor paid us $2.0 million as an advance payment for genetic risk assessment tests to be processed under the terms of the Distribution Agreement. Further, Alticor agreed to extend the drawdown period of the Research Loans through 2007.

In February 2006, we entered into an agreement with Alticor to provide us with access to an additional $2.0 million of working capital borrowing at any time prior to April 1, 2007. Any amounts borrowed will bear interest at prime plus 1%, require quarterly interest payments and be due five years from the date of borrowing. Also in February 2006, Alticor amended the Research Loans to remove certain restrictions to permit us to use the loans for general working capital purposes. No amounts are outstanding under these credit facilities as of June 30, 2006.

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

We believe our current cash resources, together with anticipated revenue from genetic risk assessment tests, product launches, research funding, and other arrangements are adequate to fund operations through mid-2007.

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

(b) Changes in Internal Control Over Financial Reporting.   No change in internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

We are not aware of any current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Item 1A.                Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.                        Defaults Upon Senior Securities.

Not applicable.

Item 4.                        Submission of Matters to a Vote of Security Holders.

The following matter was voted upon at the Annual Meeting of Shareholders held on June 13, 2006, and received the votes stated below (each share of Series A Preferred Stock was entitled to approximately 5.63 votes on each of the matters presented at the meeting):

Ratification of Appointment of Independent Public Accountants:   Shareholders approved the ratification of the appointment of Grant Thornton LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2006:

	For	Against	Abstain
Common Stock	23,097,451	7,531	24,555
Preferred Stock	28,160,200	—	—

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

INTERLEUKIN GENETICS, INC.
Date: August 9, 2006	By:	/s/ KENNETH S. KORNMAN
Kenneth S. Kornman Chief Executive Officer, President and Chief Scientific Officer (Principal Executive Officer)
Date: August 9, 2006	By:	/s/ JOHN J. MCCABE
John J. McCabe Controller and Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
31.1*	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 * Filed herewith.