Form 10-Q
period 2006-09-30
INTERLEUKIN GENETICS INC
filed 2006-11-09
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,884,140	$3,415,174
Accounts receivable from related party	361,924	—
Accounts receivable, net	1,246,045	278
Inventory	2,064,576	—
Prepaid expenses and other current assets	435,829	174,204
Total current assets	13,992,514	3,589,656
Fixed assets, net	971,561	956,828
Intangible assets, net	10,042,583	387,173
Other assets	36,418	36,418
Total Assets	$25,043,076	$4,970,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable.	$638,874	$170,474
Accrued expenses	666,101	520,512
Deferred receipts	430,327	2,002,760
Commitments for funded research and development projects	148,906	318,019
Due to Alan James Group, LLC.	748,319	—
Current portion of capital lease obligations	—	2,977
Total current liabilities	2,632,527	3,014,742
Convertible debt, net of discount of $577,343 and $923,748 at September 30, 2006 and December 31, 2005, respectively	2,017,993	1,671,588
Contingent acquisition consideration	4,598,595	—
Total liabilities.	9,249,115	4,686,330
Stockholders’ equity:
Convertible preferred stock—$0.001 par value—6,000,000 shares authorized; 5,000,000 shares of Series A issued and outstanding at September 30, 2006 and December 31, 2005; aggregate liquidation preference of $18,000,000 at September 30, 2006	5,000	5,000
Common stock, $0.001 par value—75,000,000 shares authorized; 27,200,951 and 23,927,326 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	27,201	23,927
Additional paid-in capital	81,303,849	61,450,598
Accumulated deficit	(65,542,089)	(61,195,780)
Total stockholders’ equity	15,793,961	283,745
Total liabilities and stockholders’ equity	$25,043,076	$4,970,075

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Revenue from related party	$649,106	$—	$2,209,564	$—
Revenue from others	685,825	5,690	702,281	20,743
Total revenue	1,334,931	5,690	2,911,845	20,743
Cost of revenue	1,006,937	—	1,612,871	—
Gross profit	327,994	5,690	1,298,974	20,743
Operating expenses:
Research and development	685,814	738,865	2,254,284	2,031,727
Selling, general and administrative	1,245,918	641,384	2,868,615	2,392,584
Amortization of intangible assets	131,584	8,380	155,838	24,822
Total operating expenses	2,063,316	1,388,629	5,278,737	4,449,133
Loss from operations	(1,735,322)	(1,382,939)	(3,979,763)	(4,428,390)
Other income (expense):
Interest income	77,652	38,458	149,845	90,349
Interest expense	(60,510)	(47,571)	(169,984)	(131,829)
Amortization of note discount	(115,469)	(115,469)	(346,407)	(346,406)
Total other income (expense)	(98,327)	(124,582)	(366,546)	(387,886)
Net loss	$(1,833,649)	$(1,507,521)	$(4,346,309)	$(4,816,276)
Basic and diluted net loss per common share	$(0.07)	$(0.06)	$(0.18)	$(0.20)
Weighted average common shares outstanding	25,745,809	23,689,490	24,658,213	23,649,365

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2006
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	$0.001 par value	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2005 (Audited)	5,000,000	$5,000	23,927,326	$23,927	$61,450,598	$(61,195,780)	$283,745
Net loss	—	—	—	—	—	(4,346,309)	(4,346,309)
Investment by Alticor:
Research funding	—	—	—	—	1,451,978	—	1,451,978
Other	—	—	—	—	1,274,210	—	1,274,210
Private placement, net of issuance costs	—	—	2,750,037	2,750	15,559,937	—	15,562,687
Common stock issued:
Exercise of warrants	—	—	125,000	125	312,375	—	312,500
Exercise of stock options	—	—	331,315	331	509,682	—	510,013
Employee stock purchase plan	—	—	6,513	7	31,624	—	31,631
Restricted stock issued to employees, net of forfeitures	—	—	32,760	33	(33)	—	—
Common stock issued to employees	—	—	28,000	28	(28)	—	—
Stock-based compensation expense	—	—	—	—	713,506	—	713,506
Balance as of September 30, 2006	5,000,000	$5,000	27,200,951	$27,201	$81,303,849	$(65,542,089)	$15,793,961

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,346,309)	$(4,816,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	241,708	224,254
Amortization of intangible assets	155,838	24,823
Amortization of note discount	346,405	346,406
Stock-based compensation expense	713,506	—
Changes in operating assets and liabilities, excluding the effects of the acquisition:
Accounts receivable	(101,619)	9,766
Inventory	235,423	—
Prepaid expenses and other current assets	(153,022)	(2,236)
Accounts payable	4,745	(1,891)
Accrued expenses	(207,316)	(227,399)
Deferred receipts	(298,223)	1,990,000
Commitments for funded research and development projects	(169,113)	(73,578)
Net cash used in operating activities	(3,577,977)	(2,526,131)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(146,297)	(47,327)
Increase in other assets	(111,248)	(108,098)
Acquisition of the assets and business of the Alan James Group, LLC, including transaction costs paid of $530,087	(7,561,344)	—
Net cash used in investing activities	(7,818,889)	(155,425)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by Alticor	17,014,665	2,196,832
Proceeds from exercises of warrants and stock options	822,513	239,510
Proceeds from employee stock purchase plan	31,631	21,436
Principal payments of capital lease obligations, net	(2,977)	(11,387)
Net cash provided by financing activities	17,865,832	2,446,391
Net increase (decrease) in cash and cash equivalents	6,468,966	(235,165)
Cash and cash equivalents, beginning of period	3,415,174	4,528,425
Cash and cash equivalents, end of period	$9,884,140	$4,293,260
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Deferred receipt reclassified to equity	$1,274,210	$—
Interest and income taxes paid:
Cash paid for interest	$169,984	$131,829

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Interleukin Genetics, Inc. and its wholly-owned subsidiaries, Interleukin Genetics Laboratory Services, Inc. and AJG Brands, Inc., doing business as the Alan James Group, (collectively referred to as the “Company” or “Interleukin”), as of September 30, 2006 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited interim consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year. The operating results include the operating results of AJG Brands, Inc. from August 17, 2006 through September 30, 2006.

Acquisition

On August 17, 2006, the Company acquired the assets and business of the Alan James Group, LLC (the Alan James Group). The acquired business primarily develops, markets and sells “nutraceuticals” and “OTCeuticals” and related activities. The combination will create a diversified, fully integrated provider of products and services in the consumer and professional healthcare marketplace. Interleukin and Alan James have complementary capabilities in genetic testing services and preventive healthcare products distribution. The initial purchase price consisted of the payment of $7,031,257 in cash and the obligation to place in escrow $250,000 and 88,055 shares of the Company’s Common Stock valued at $500,000, or $5.6873 per share. The Company is also responsible for paying additional contingent consideration of up to $1,500,000 in cash and up to 1,628,833 shares of Common Stock over the next three years upon achievement of certain earnings milestones by the acquired business. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS No. 141). Accordingly, the consolidated financial statements include the results of the acquired company’s operations since the acquisition date, August 17, 2006.

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The estimated fair value of the assets acquired and liabilities assumed exceeded the initial payments by $4.6 million resulting in negative goodwill. Pursuant to SFAS No. 141, the Company recorded as a liability, contingent consideration up to the amount of negative goodwill. If and when contingent payments become due, the Company will apply the contingent payments against the liability. Contingent payments in excess of $4.6 million, if any, will be recorded as goodwill. The determination and allocation of the purchase price is preliminary and may be subject to potential adjustments, including contingent consideration and the estimated transaction costs.

The components of the preliminary purchase price allocation are as follows:

Purchase Price:
Cash (including the obligation to place in escrow $250,000)	$7,281,257
Stock	500,000
Estimated transaction costs	550,000
$8,331,257
Allocation:
Accounts Receivable	$1,479,837
Inventory	2,300,000
Other current assets	108,611
Property and equipment	110,144
Acquired intangible assets	9,700,000
Accounts payable and accrued expenses	(768,740)
Contingent acquisition costs	(4,598,595)
$8,331,257

Acquired intangible assets are as follows:

		Estimated
	Estimated	Remaining
Identified Intangible Assets	Fair Value*	Useful Life (Yrs)
Retailer Relationships	$5,700,000	10
Indefinite Lived Trademarks	$1,100,000	N/A
Definite Lived Trademarks	$1,100,000	8
Non-Compete Agreements	$200,000	4
OTCeutical Formulations	$1,600,000	9
Total Fair Value of Intangible Assets	$9,700,000

*                    Based on preliminary valuation analysis prepared by an independent valuation specialist

For tax purposes, the fair value of the non-current tangible and intangible assets will be reduced pro rata to the extent of the contingent liability with a resultant reduction in amortization for tax purposes. If, and when, the contingent liability is paid, the tax basis of the non-current tangible assets will be increased pro rata in the amount of the contingent payment up to the non-current assets fair value at the date of acquisition. The unamortized tax basis will be amortized over the assets remaining useful life.

Had the acquisition of the Alan James Group been completed at the beginning of 2005, the Company’s pro forma results for 2006 and 2005 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$2,453,336	$2,906,636	$9,031,949	$7,529,548
Net loss	$(1,791,025)	$(1,647,390)	$(4,543,824)	$(4,801,741)
Basic and diluted net loss per share	$(0.07)	$(0.06)	$(0.17)	$(0.18)

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

On March 5, 2003, the Company was obligated to issue up to 33,377,586 shares of its common stock underlying the convertible preferred stock and the convertible debt issued. Based on a last reported trade price of $0.71 per common share of the Company’s common stock on March 5, 2003, the convertible instruments had a fair value of $23,698,086 on the date of issuance. Based on the fair value of the convertible instruments and the guidance provided by EITF 01-1, the Company will recognize the fair value of the convertible instruments, to the extent of proceeds received, with a corresponding decrease to the sales price of the goods and services provided. Therefore, at March 5, 2003, the Company treated the $5,000,000 committed research funding as an equity investment rather than revenue and any costs of performing the research services under the agreement were classified as research and development expenses. Any subsequent proceeds that the Company will receive from Alticor that are linked to the March 2003 transaction, will be considered equity rather than revenue to the extent of the fair value of the convertible instruments at March 5, 2003. In June 2004, the Company entered into another research agreement with Alticor for potential funding up to $2,200,000 and in March 2005, the Company entered into two more agreements to provide additional funding of $5,057,651 over two years beginning April 1,

2005 (see Note 3). In addition, since March 5, 2003, the Company received various purchase orders from Alticor valued at $501,800 to conduct genotyping test for research purposes and in February 2006, the Company received $35,000 to purchase capital equipment. These purchase orders, together with the research agreements entered into in June 2004 and March 2005, are deemed to be linked to the March 2003 transaction and, accordingly, are treated as equity rather than revenue. In addition, in March 2004, the Company entered into a Distribution Agreement with Alticor to provide genetic testing services. As part of the agreement, Alticor made a $2.0 million prepayment in April 2005 for genetic testing services. The Distribution Agreement expired on March 22, 2006 and $1,274, 210 was forfeited. Although this agreement was not deemed to be linked to the March 2003 transaction, the $1,274,210 has been reclassified from deferred receipts to equity. As of September 30, 2006, proceeds received from Alticor which were recorded as consideration for the fair value of the convertible instruments issued in March 2003, amounted to $23,698,086.

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

Revenue from product sales is recognized at the time of sale, net of estimated returns, refunds and other related costs. Sales returns are estimated based on historical experience. For both the three months and nine months ended September 30, 2006, the Company had recorded sales returns of $82,988, which accounted for approximately 9% of gross product revenue. Returns are recorded in the year such returns are received and when returns are expected to be received in the near term. As of September 30, 2006, the Company has accrued for future returns of $71,603, which is netted against accounts receivable in the consolidated balance sheets. In the ordinary course of business and due to future events and circumstances, actual sales returns could be above the estimated accrued amounts. However, management believes that amounts accrued as of September 30, 2006, are sufficient to cover such sales returns.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Management periodically evaluates inventory to identify items which are slow moving or have excess quantities. Management also considers whether certain items are carried at values which exceed the ultimate sales price less selling costs. Where such items are identified, management adjusts the carrying value to lower of cost or market.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R) for all share-based payments, using the modified prospective transition basis. The statement replaces SFAS No.123, Accounting for Stock-Based Compensation (SFAS No. 123) and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under this transition method, compensation cost recognized during the three months and nine months ended September 30, 2006 includes: (1) compensation expense recognized over the requisite service period for all share-based awards granted prior to, but not yet fully vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, of which the Company has none to date. Upon adoption of SFAS No. 123R, the Company elected to retain its method of valuation for share-based awards granted using the Black-Scholes option-pricing model which was also used for the Company’s pro forma information required under SFAS No. 123 with the following assumptions used: 1) expected volatility is based on the standard deviation of the historical volatility of the weekly adjusted closing price of the Company’s shares for a period equivalent to the expected life of the option, which is the same method used by the Company both prior and subsequent to the adoption of SFAS 123R; 2) the expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, historical exercise/forfeiture behavior, and the vesting period, if any; and 3) the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for a period equivalent to the expected life of the option. The Company is recognizing compensation expense over the requisite service period for the entire award (straight-line attribution method). Compensation cost for these awards amounted to $119,062 and $364,067 for the three months and nine months ended September 30, 2006, respectively.

Purchases made under the Company’s Employee Stock Purchase Plan are now deemed to be compensatory under SFAS No. 123R because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the three months ended September 30, 2006, employees purchased 3,242 shares of common stock at a purchase price of $4.89 and for the nine months ended September 30, 2006, employees purchased 6,513 shares of common stock at a weighted-average purchase price of $4.86. Compensation cost associated with these awards amounted to $3,696 and $7,621 for the three months and nine months ended September 30, 2006, respectively.

During the nine months ended September 30, 2006, the Company granted restricted stock awards to employees respect to shares, none of which were issued during the three months ended September 30, 2006. These awards vest at various dates through 2007 assuming continued employment with the Company and the holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The employees are not required to pay any consideration to the Company for these restricted stock awards. The Company measured the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining vesting period. Compensation cost associated with these awards amounted to $63,901 and $147,980 for the three months and nine months ended September 30, 2006, respectively.

On March 31, 2006, the Company entered into employment agreements with certain key employees of the Company. These agreements provide for the issuance of up to 47,500 shares of the Company’s common stock at various dates through 2009 assuming continued employment with the Company. The employees are not required to pay any consideration to the Company for these stock awards. As of September 30, 2006, no stock has been issued pursuant to these agreements. The Company measures the fair value of the shares, prior to issuance, based on the last reported price at which the Company’s common stock traded for the reporting period and compensation cost is recognized ratably over the employment period required to earn the stock award. At time of issuance, the Company will measure the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the issuance and will record a cumulative adjustment, if any. Compensation cost associated with these awards amounted to $35,494 and $67,838 for the three months and nine months ended September 30, 2006, respectively.

On August 17, 2006, the Company entered into employment agreements with certain key employees of the Company. These agreements provided for the issuance of 25,000 shares of the Company’s common stock. The employees were not required to pay any consideration to the Company for these stock awards. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the issuance. Compensation cost associated with these awards amounted to $126,000 for both the three months and nine months ended September 30, 2006.

A summary of compensation cost included in the statement of operations for the three months and nine months ended September 30, 2006 is as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of revenue	$10,098	$25,565
Research and development expenses	73,269	220,231
Selling, general and administrative expenses	264,786	467,710
Total	$348,153	$713,506

In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Had compensation cost for the Company’s employee stock awards been determined consistent with SFAS No. 123, the Company’s net loss applicable to common stock and net loss per share would have been as follows for the three months and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss applicable to common stockholders:
As reported	$(1,507,521)	$(4,816,276)
Stock-based employee compensation	(150,121)	(439,195)
Pro forma	$(1,657,642)	$(5,255,471)
Basic and diluted net loss per common share:
As reported	$(0.06)	$(0.20)
Pro forma	$(0.07)	$(0.22)

The following table summarizes activity of the Company’s stock-based compensation awards since December 31, 2005:

	Options Outstanding			Restricted Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,477,815	$2.69	5.64	—	$—
Granted	—	$—		33,385	$6.85
Exercised	(331,315)	$1.54		—	—
Lapsed	—	—		(8,380)	$6.94
Canceled	(26,250)	$4.20		(625)	5.25
Expired	(2,000)	$2.85		—	—
Outstanding At September 30, 2006	2,118,250	$2.86	5.13	24,380	$6.86	$6,861,864
Exercisable at September 30, 2006	1,775,497	$2.73				$5,859,140

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the last reported price at which the Company’s common stock traded on September 30, 2006 of $6.03, which would have been received by the option holders had they exercised their options as of that date.

Information related to stock options outstanding as of September 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price
$0.50 to $0.91	118,443	3.66	$0.83	114,443	$0.84
$1.22 to $1.25	316,000	4.39	$1.22	316,000	$1.22
$1.50 to $1.85	108,275	4.03	$1.71	108,275	$1.71
$2.04 to $2.40	42,500	4.00	$2.23	28,750	$2.19
$2.50 to $2.88	712,275	2.74	$2.80	712,275	$2.80
$3.00 to $3.42	229,000	8.78	$3.05	63,997	$3.09
$3.50 to $3.71	127,057	8.11	$3.65	86,057	$3.64
$4.10 to $4.20	94,700	8.30	$4.14	23,700	$4.18
$4.70 to $4.75	370,000	7.21	$4.70	322,000	$4.70
$0.50 to $4.75	2,118,250	5.13	$2.86	1,775,497	$2.73

Options for the purchase of 1,985,815 shares were exercisable at December 31, 2005, with a weighted-average exercise price of $2.36.

The following table summarizes the status of the Company’s non-vested shares since December 31, 2005:

	Non-vested Options		Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	582,000	$3.76	—	$—
Granted	—	$—	33,385	$6.85
Vested	(212,997)	$4.08	(8,380)	$6.94
Forfeited	(26,250)	$4.20	(625)	$5.25
Non-vested At September 30, 2006	342,753	$3.53	24,380	$6.86

As of September 30, 2006, there was approximately $1.2 million of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of approximately 2.29 years. Options to purchase 331,315 shares were exercised during the nine months ended September 30, 2006; these options had an intrinsic value of approximately $1.5 million on their date of exercise. The fair value of stock options that vested during the nine months ended September 30, 2006 was approximately $0.7 million.

Income Taxes

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates, including those outside of the United States, which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating its actual current exposure together with assessing temporary differences resulting from different treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. The Company must then record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of $18.8 million as of September 30, 2006, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimate of future taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance which could materially impact the financial position and results of operations.

Long-Lived Assets

Intangible assets consisted of the following at September 30, 2006:

	Gross	Accumulated Amortization	Net
Intangibles subject to amortization:
Retailer relationships	$5,700,000	$(71,250)	$5,628,750
Trademarks	1,100,000	(17,188)	1,082,812
OTCeutical formulations	1,600,000	(22,222)	1,577,778
Non-compete agreements	200,000	(6,250)	193,750
Capitalized patent costs	563,752	(104,259)	459,493
	9,163,752	(221,169)	8,942,583
Intangibles not subject to amortization:
Trademarks	1,100,000	—	1,100,000
Intangibles—total	$10,263,752	$(221,169)	$10,042,583

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and certain trademarks are not amortized but are reviewed for impairment at least annually. The Company’s most recent assessment indicated no impairment as of September 30, 2006.

The retailer relationships, definite-lived trademarks, OTCeutical formulations, non-compete agreements and other intangibles are amortized using the straight-line method over periods of up to 10, 8, 9, 4 and 10 years, respectively. Indefinite-lived trademarks are considered an indefinite-lived asset. Amortization expense totaled $133,146 and $157,400 for the three months and nine months ended September 30, 2006, respectively. Estimated amortization expense of intangible assets over the next five fiscal years aggregates approximately $5.0 million.

The Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).  SFAS No. 144 requires that the Company evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Any write-downs, based on fair value, are to be treated as permanent reductions in the carrying amount of the assets. The Company believes that no impairment exists related to the Company’s long-lived assets at September 30, 2006.

Beneficial Conversion Feature of Convertible Instruments

Based on EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF No. 00-27), which provides guidance on the calculation of a beneficial conversion feature of a convertible instrument, the Company has determined that the convertible debt issued on March 5, 2003 contained a beneficial conversion feature.

Based on the effective conversion price of the convertible debt of $0.2875 and the market value per share of $0.71 at March 5, 2003, the intrinsic value was calculated to be $2,205,522; however in accordance with EITF No. 00-27, the amount of the discount allocated to the beneficial conversion feature is limited to the amount of the proceeds allocated to the instrument. The beneficial conversion feature resulted in a discount of the convertible debt of $1,500,609 at March 5, 2003. The amount of the discount allocated to the beneficial conversion feature of the convertible debt is amortized from the date of issuance to the earlier of the maturity or conversion date. Therefore, the Company charged $77,618 for each of the three months ended September 30, 2006 and 2005 and $232,853 for each of the nine months ended September 30, 2006 and 2005 to amortization of note discount.

Below Market Interest Rate

The convertible debt has a stated interest rate of prime plus 1%. However, the promissory notes, which were refinanced with the convertible debt, originally had a stated interest rate of 15%. Therefore, the Company determined the fair value of the convertible debt, using an interest rate comparable to that of the refinanced promissory notes, at $1,863,553. The resulting discount of $731,783 is amortized from the date of issuance to the earlier of maturity or conversion date. Therefore, the Company charged $37,851 to amortization of note discount for each of the three months ended September 30, 2006 and 2005 and $113,553 for each of the nine months ended September 30, 2006 and 2005.

Basic and Diluted Net Loss per Common Share

The Company applies SFAS No. 128, Earnings per Share (SFAS No. 128), which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding during the period includes the 88,055 shares of common stock to be issued and held in escrow as consideration for the acquisition of the Alan James Group as if they had been issued on August 17, 2006. Diluted loss per share is the same as basic loss per share for all the periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the loss in each period. Potential common stock equivalents excluded from the calculation of diluted net loss per share consists of stock options, warrants, preferred stock and convertible debt as described in the table below:

	Nine Months Ended September 30,
	2006	2005
Options outstanding	2,118,250	2,911,315
Warrants outstanding	400,000	525,000
Preferred stock	28,160,200	28,160,200
Convertible debt	4,060,288	4,060,288
Total	34,738,738	35,656,803

Reclassifications

Certain items in the 2005 financials have been reclassified to conform to 2006 presentation.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 was issued to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. The effective date is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on the Company’s financial position.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both of the two widely-recognized methods for quantifying the effects of financial misstatements. The Company will initially apply the provisions of SAB No. 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The Company is currently evaluating the potential impact of SAB No. 108 on its financial position and results of operations.

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

•       Credit facilities (see Note 4).

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

On March 5, 2005, the Company entered into an agreement with Alticor to expand the research being performed under Research Agreement I (Research Agreement III) to provide additional funding of $2,716,151 over the two years beginning April 1, 2005. Also on March 5, 2005, the Company entered into an additional research agreement (Research Agreement IV) with Alticor for exploratory research valued at $2,341,500 over a two-year period commencing April 1, 2005. These research agreements are expected to provide the Company with a total of $5.0 million during the two years ending March 2007. The Company received $215,123 and $1,767,305 in funding related to these agreements during the three months and nine months ended September 30, 2006 and is expecting to receive the remaining $772,876 in research funding through March 2007 with these agreements.

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

On August 17, 2006, Alticor purchased from the Company an aggregate of 2,750,037 shares of Common Stock for an aggregate purchase price of $15,615,537, or $5.6783 per share. In addition, Alticor also agreed to extend to the Company a credit line of $14,384,463 of working capital borrowings at any time prior to until August 17, 2008 (See Note 4). The Company incurred $52,850 of issuance costs associated with this private placement.

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

There was $2,595,336 outstanding under the terms of these credit facilities, net of unamortized discount of $577,343 and $923,748 at September 30, 2006 and December 31, 2005, respectively. The credit facilities will mature in December 2007, bear interest at 1% over the prime rate (9.25 % at September 30, 2006), are collateralized by a security interest in the Company’s intellectual property (except intellectual property related to periodontal disease and sepsis), and are convertible at the election of Alticor into shares of common stock at a conversion price equal to $0.6392 per share.

On February 23, 2006, these credit facilities with Alticor were amended to provide the Company with access to an additional $2.0 million of working capital borrowing at any time prior to April 1, 2007. Any amounts borrowed will bear interest at prime plus 1%, require quarterly interest payments and be due five years from the date of borrowing. In addition, the restrictions on the existing $1.5 million line of credit were removed so that it can be used for general working capital purposes. No amounts are outstanding under these credit facilities as of September 30, 2006.

On August 17, 2006, these credit facilities with Alticor were further amended to provide the Company with access to an additional $14.4 million of working capital borrowings at any time prior to August 17, 2008. Any amounts borrowed will bear interest at prime plus 1%, require quarterly interest payments and be due on August 16, 2011. The principal amount of any borrowing under this credit facility is convertible at Alticor’s election into a maximum of 2,533,234 shares of Common Stock, reflecting a conversion price of $5.6783 per share. As a condition of this financing, the Company plans to conduct a rights offering of 2,533,234 shares of its Common Stock to existing shareholders (other than Alticor) at a per share price of $5.6783. Any proceeds received from the rights offering will reduce the availability under the credit facility.

Note 5.   Capital Stock

Authorized Common and Preferred Stock

At September 30, 2006, the Company had authorized 6,000,000 shares of Series A Preferred stock of which 5,000,000 shares were issued and outstanding. At September 30, 2006, the Company had authorized 75,000,000 shares of $0.001 par value common stock of which 68,898,984 shares were outstanding or reserved for issuance. Of those, 27,200,951 shares were issued and outstanding, 28,160,200 shares were reserved for the issuance upon conversion of the Series A Preferred Stock to common stock, 4,060,288 shares were reserved for the issuance upon conversion of approximately $2.6 million of debt, 4,383,229 shares were reserved for issuance upon the exercise of authorized and outstanding stock options and stock awards, 400,000 shares were reserved for issuance upon the exercise of outstanding warrants to purchase common stock, 444,194 shares were reserved for issuance upon the exercise of rights held under the Employee Stock Purchase Plan, 88,055 shares were reserved for issuance to be placed in escrow as initial consideration for the acquisition of the Alan James Group, 2,533,234 shares were reserved for issuance upon the conversion of convertible notes and 1,628,833 shares were reserved for issuance upon the achievement of certain milestones as additional consideration for the acquisition of the Alan James Group.

Series A Preferred Stock

On March 5, 2003, the Company entered into a Purchase Agreement with Alticor, pursuant to which Alticor purchased from the Company Series A Preferred Stock for $7,000,000 in cash on that date, and an additional $2,000,000 in cash that was paid on March 11, 2004 as a result of the Company achieving a certain milestone.

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its Common Stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them. The liquidation preference at September 30, 2006 was $18,000,000. After receiving this amount, the holders of the Series A Preferred Stock shall participate on an as-converted basis with the holders of common stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($1.80 subject to adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of September 30, 2006, the Series A Preferred Stock is convertible into 28,160,200 shares of Common Stock reflecting a conversion price of $.3196 per share.

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

Note 6.   Commitments and Contingencies

Operating Leases

The Company leases its office and laboratory space under non-cancelable operating leases expiring at various dates through March 2009. The Company also leases certain office equipment under lease obligations. Future minimum lease commitments under these leases at September 30, 2006 are $1,139,810.

Acquisition of Data Bases

In connection with the research agreement with Alticor dated March 5, 2003, the Company is obligated to purchase two clinical databases. As of June 30, 2004, the Company determined that this obligation met the criteria of SFAS No. 5, Accounting for Contingencies, and estimated the cost of these two databases at $450,000. Accordingly, the Company recorded a liability and charged research and development expenses of $450,000 at that time. As of September 30, 2006, the Company had expenditures of $301,094 associated with the acquisition of these databases. The Company believes that the acquisition of the databases will not exceed the amount that the Company has estimated, however actual amounts could differ.

Sponsored Research Agreements

In connection with the research agreement with Alticor dated March 5, 2005, the Company entered into a sponsored research agreement with Yonsei University to conduct a clinical study. The sponsored research agreement is for an amount of $499,882 and is payable upon achievement of certain milestones. As of September 30, 2006, Yonsei University had achieved milestones valued at $50,000. The remaining commitment on this agreement is $449,882. As, and if, Yonsei University completes the other milestones associated with this sponsored research agreement, the Company will record these costs as research and development expenses.

Employment Agreements

On March 31, 2006, the Company entered into employment agreements with two key employees of the Company.  These agreements expire March 31, 2009.  On August 17, 2006, the Company entered into additional employment agreements with two key employees in connection with the acquisition of the Alan James Group.  One of these agreements expires December 31, 2007 and the other expires August 17, 2009. As of September 30, 2006, the remaining commitment under these agreements was approximately $2.6 million. In addition, these agreements provide for the issuance of up to an additional 94,500 shares of the Company’s common stock at various dates during the employment period based on continued employment.

Note 7.   Segment Information

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131) which establishes standards for reporting information about operating segments in annual and interim financial statements, and requires that companies report financial and descriptive information about its reportable segments based on a management approach. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. As a result of the acquisition of the assets and business of the Alan James Group in August 2006, the Company’s has two reportable segments: Genetic Testing Services and Consumer Products.

Interleukin Genetics, Inc. develops genetic tests and performs testing services that can help individuals improve and maintain their health through preventive measures. AJG Brands, Inc., doing business as the Alan James Group, develops, markets and sells “nutraceuticals” and “OTCeuticals” and related activities. The Company’s principal operations and markets are located in the United States.

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and earnings before interest, taxes, depreciation and amortization (EBITDA).

The following is a summary of the Company’s operations by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Genetic Testing Services:
Revenue	$660,206	$5,690	$2,237,120	$20,743
Net loss, before interest, taxes, depreciation and amortization of $194,492 and $643,991 for the three months and the nine months ended September 30, 2006, respectively	$(1,200,613)	$(1,296,180)	$(3,263,774)	$(4,179,313)
Consumer Products (since August 17, 2006, date of acquisition):
Revenue	$674,725	—	$674,725	—
Net loss, before interest, taxes, depreciation and amortization of $120,101 for both the three months and the nine months ended September 30, 2006	$(318,443)	—	$(318,443)	—
Consolidated:
Total revenue	$1,334,931	$5,690	$2,911,845	$20,743
EBITDA	$(1,519,056)	$(1,296,180)	$(3,582,217)	$(4,179,313)
Interest, net	17,142	(9,113)	(20,139)	(41,480)
Taxes	—	—	—	—
Depreciation	(84,682)	(78,379)	(241,708)	(224,254)
Amortization	(247,053)	(123,849)	(502,245)	(371,229)
Net loss	$(1,833,649)	$(1,507,521)	$(4,346,309)	$(4,816,276)

The Company has no operations outside of the United States. For the three months and nine months ended September 30, 2006 and 2005, the Company had minimal royalty income derived from distributors outside the United States, minimal expenses derived from research partners outside the United States and minimal assets outside of the United States. The Company does not believe this risk is material and does not use derivative financial instruments to manage foreign currency fluctuation risk.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-Q and the documents incorporated by reference within this document contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words or phrases such as “will likely result”, “expect”, “will continue”, “anticipate”, “estimate”, “intend”, “plan”, “project”, “outlook”, or similar expressions are intended to identify forward-looking statements. Forward-looking statements address or may address the following subjects:

•       The sufficiency of our current cash resources, together with additional research agreements, anticipated revenue from product launches and other arrangements to fund operations for at least the next twelve months;

•       Our expectation regarding our gross profits from genetic testing services in future periods;

•       Our expectation that we will receive genetic risk assessment testing revenue and/or royalty payments from Alticor;

•       Our expectation that consumer products revenue will be sustainable;

•       Our expectation that we may sign additional research agreements;

•       Our expectation of the benefits that will result from the ongoing research programs that outside parties are conducting on our behalf;

•       Our expectations regarding the success of developing products, the timing of releasing products for sale or the success of these products when they are released;

•       Our expectations regarding our ability to attract business partners to assist in developing, marketing or distribution of our products;

•       Our expectations that certain healthcare related trends will emerge or continue that will support our business model;

•       Our expectation that we might derive substantial benefit from our patented intellectual property; and

•       Our expectation that we will continue to experience losses until our revenue grows substantially from current levels.

Actual results may vary materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include but are not limited to; risks related to market acceptance of genetic risk assessment tests in general and our products in particular, risks related to technology and product obsolescence, delays in development of products, dependence on third parties, our ability to fund operations for at least the next twelve months, competitive risks and those risks described in this report in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005, as updated from time to time in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We cannot be certain that our results will not be adversely affected by one or more of these factors or by other factors not currently anticipated. All information set forth in this Form 10-Q is as of the date of this Form 10-Q. Unless required by law we accept no responsibility to update this information.

General Overview

We are a biotechnology company focused on developing, acquiring, and commercializing personalized health products. We use functional genomics to help in the development of risk assessment tests, pharmacogenetic tests, nutritional and therapeutic products based on the genetic variations in people. We have commercialized genetic tests for periodontal disease risk assessment, cardiovascular risk assessment, and general nutrition assessment. In addition, our Alan James Group subsidiary sells nutraceutical brands, including Ginkoba®, Ginsana®, and Venastat® through the nation’s largest food, drug and mass retailers. Our current development programs focus on osteoporosis and weight management genetic risk assessment tests, as well as our new proprietary OTCeutical™ products for distribution through the Alan James Group. We expect that these programs will also lead to the personalized selection of nutritional and therapeutic products, and provide consumers and healthcare professionals with better preventative product alternatives.

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

Strategic alliance with Alticor:

We account for our strategic alliance with Alticor in accordance with Emerging Issues Task Force (EITF) No. 01-1, Accounting for Convertible Instruments Granted or Issued to a Nonemployee for Goods or Services or a Combination of Goods or Services and Cash (EITF No. 01-1). Under EITF No. 01-1, the proceeds received from Alticor in connection with the March 5, 2003 transaction must first be allocated to the fair value of the convertible instruments issued. As of March 5, 2003, the fair value of the convertible instruments issued was $23.7 million; therefore proceeds received from Alticor in connection with the March 5, 2003 transaction, up to $23.7 million, have been recorded as equity.

Revenue Recognition:

Revenue from genetic testing is recognized when service is completed, generally when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred.

Revenue from product sales is recognized at the time of sale, net of estimated returns, refunds and other related costs. Sales returns are estimated based on historical experience. Returns are recorded in the year such returns are received and when returns are expected to be received in the near term. In the ordinary course of business and due to future events and circumstances, actual sales returns could be above the estimated accrued amounts.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $18.8 million as of September 30, 2006, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue for the three months ended September 30, 2006 was $1.3 million compared to $6,000 for the three months ended September 30, 2005, an increase of $1.3 million. The increase was due to revenues of $660,000 from our genetic testing services, particularly from Alticor for the heart health genetic test and the general nutrition genetic test of $648,000, both of which were launched by Alticor during the first quarter of 2006, and $675,000 from branded nutritional supplements sold to large retail outlets by the Alan James Group since August 17, 2006 (the date of our acquisition of that business). Since Alticor has not previously sold a product similar to the genetic risk assessment tests, we cannot predict the seasonal influence on our test revenues or whether revenues derived from Alticor related to the heart health and general nutrition genetic tests will be sustained in future periods. In addition to the heart health and general nutrition genetic tests, we are also developing genetic risk assessment tests for osteoporosis and weight management. We also receive a royalty on Alticor’s sales of nutritional products associated with the heart health genetic test and for the three months ended September 30, 2006, this royalty revenue was $1,000. The balance in each period was from royalties on sales of the PST® periodontal disease genetic risk assessment test. Cost of revenue was $1.0 million for the three months ended September 30, 2006. Gross profit was $328,000, or 25% of revenue, for the three months ended September 30, 2006. Cost of genetic testing revenue, including fixed overhead costs associated with laboratory operations, was $332,000 for the three months ended September 30, 2006, resulting in a gross profit from genetic testing of $328,000, or 50% of revenue. Cost of nutritional supplement products revenue was $675,000 for the period August 17, 2006 (the date of our acquisition of that business) to September 30, 2006, resulting in no gross profit from these products. This was primarily for the sale of inventory that was acquired at fair value at the date of acquisition. We expect little to no gross profit until the acquired inventory is sold. Thereafter, we expect gross margins to return to their historical levels, between 45% to 50%. Revenue and gross profit results for the quarter ended September 30, 2006 contributed to a net loss of $1.8 million, or $(0.07) per share, compared to a loss of $1.5 million, or $(0.06) per share for the same period in 2005.

Research and development expenses were $686,000 for the three months ended September 30, 2006 compared to $739,000 for the three months ended September 30, 2005, a decrease of $53,000 or 7%. Funded research and development expenses were $424,000 for the three months ended September 30, 2006 compared to $380,000 for the three months ended September 30, 2005, a increase of $44,000 or 11%. In March 2003, we entered into a research agreement with Alticor to develop genetic tests and software to assess personalized risk and develop and use screening technologies to validate the effectiveness of the nutrigenomic consumables Alticor is developing. This agreement expired in March 2005. In March 2005, we entered into two new agreements with Alticor to continue the research being performed. Direct expenses associated with these agreements were $392,000 and $280,000 for the three months ended September 30, 2006 and 2005, respectively. In June 2004, we entered into another research agreement with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. Direct expenses associated with this agreement were $32,000 and $100,000 for the three months ended September 30, 2006 and 2005, respectively. Other research and development expenses, including overhead costs associated with research and development activities, were $262,000 for the three months ended September 30, 2006 compared to $359,000 for the three months ended September 30, 2005, a decrease of $97,000 or 27%. This decrease was largely attributable to the change in the role of the Chief Scientific Officer from largely scientific research to largely executive management as of March 31, 2006. This amount was partly offset by the recording of $73,000 of stock-based compensation classified as research and development expense for the three months ended September 30, 2006 as a result of adopting SFAS No.123R.

Selling, general and administrative expenses were $1.2 million for the three months ended September 30, 2006 compared to $650,000 for the three months ended September 30, 2005, an increase of $596,000 or 92%. This increase was largely attributable to costs associated with the Alan James Group since August 17, 2006 (the date of our acquisition of that business) and the recording of $265,000 of stock-based compensation classified as selling, general and administrative expense for the three months ended September 30, 2006 as a result of adopting SFAS No.123R.

Amortization of intangible assets was $132,000 for the three months ended September 30, 2006 compared to $8,000 during the same period in the prior year. This increase was primarily attributable to amortization expense associated with acquisition-related intangible assets.

Interest income was $78,000 for the three months ended September 30, 2006 compared to $38,000 the three months ended September 30, 2005. The increase of 102% is primarily the result of an increase in our cash balances being maintained in interest bearing accounts coupled with the increase in the prevailing interest rates. Interest expense of $61,000 was incurred during the three months ended September 30, 2006, compared to $48,000 for the same period in 2005, an increase of 27%. The increase is primarily due to the increase in the prevailing interest rate over the two periods from 7.25% in 2005 to 9.25% in 2006.

We recorded amortization of note discount of $115,000 for each of the three months ended September 30, 2006 and 2005. Of the $115,000 expense, $78,000 is due to the amortization of the $1.5 million of discount resulting from the beneficial conversion feature of the convertible debt issued in March 2003 and $37,000 is due to the amortization of the $732,000 of discount associated with the below market stated interest rate.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue for the nine months ended September 30, 2006 was $2.9 million compared to $21,000 for the nine months ended September 30, 2005, an increase of $2.9 million. The increase was due to revenues of $2.2 million from our genetic testing services, particularly from Alticor for the heart health genetic test and the general nutrition genetic test of $2.2 million, both of which were launched by Alticor during the first quarter of 2006, and $675,000 from branded nutritional supplements sold to large retail outlets by the Alan James Group since August 17, 2006 (the date of our acquisition of that business ). Since Alticor has not previously sold a product similar to the genetic risk assessment tests, we cannot predict the seasonal influence on our test revenues or whether revenues derived from Alticor related to the heart health and general nutrition genetic tests will be sustained in future periods. In addition to the heart health and general nutrition genetic tests, we are also developing genetic risk assessment tests for osteoporosis and weight management. We also receive a royalty on Alticor’s sales of nutritional products associated with the heart health genetic test and for the nine months ended September 30, 2006, this royalty revenue was $5,000. The balance in each period was from royalties on sales of the PST® periodontal disease genetic risk assessment test. Cost of revenue was $1.6 million for the nine months ended September 30, 2006. Gross profit was $1.3 million, or 45% of revenue, for the nine months ended September 30, 2006. Cost of genetic testing revenue, including fixed overhead costs associated with laboratory operations, was $938,000 for the nine months ended September 30, 2006, resulting in a gross profit from genetic testing of $1.3 million, or 58% of revenue. Cost of nutritional supplement products revenue was $675,000 for the period August 17, 2006 (the date of our acquisition of that business) to September 30, 2006, resulting in no gross profit from these products. This was primarily for the sale of inventory that was acquired at fair value at the date of acquisition. We expect little to no gross profit until the acquired inventory is sold. Thereafter, we expect gross margins to return to their historical levels, between 45% to 50%. Revenue and gross profit results for the quarter ended September 30, 2006 contributed to a net loss of $4.3 million, or $(0.18) per share, compared to a loss of $4.8 million, or $(0.20) per share for the same period in 2005.

Research and development expenses were $2.3 million for the nine months ended September 30, 2006 compared to $2.0 million for the nine months ended September 30, 2005, an increase of $223,000 or 11%. Funded research and development expenses were $1.3 million for the nine months ended September 30, 2006 compared to $1.0 million for the nine months ended September 30, 2005, an increase of $287,000 or 29%. In March 2003, we entered into a research agreement with Alticor to develop genetic tests and software to assess personalized risk and develop and use screening technologies to validate the effectiveness of the nutrigenomic consumables Alticor is developing. In March 2005, we entered into two new agreements with Alticor to continue the research being performed. Direct expenses associated with these agreements were $944,000 and $747,000 for the nine months ended September 30, 2006 and 2005, respectively. In June 2004, we entered into another research agreement with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. Direct expenses associated with this agreement were $346,000 and $189,000 for the nine months ended September 30, 2006 and 2005, respectively. In addition, during 2005, we conducted genotyping tests for Alticor for research purposes. The costs associated with these tests were $66,000 for the nine months ended September 30, 2005. Other research and development expenses, including overhead costs associated with research and development activities, were $965,000 for the nine months ended September 30, 2006 compared to $1.0 million for the nine months ended September 30, 2005, a decrease of $65,000 or 6%. This decrease was largely attributable to the change in the role of the Chief Scientific Officer from largely scientific research to largely executive management as of March 31, 2006. This amount was partly offset by the recording of $220,000 of stock-based compensation classified as research and development expense for the nine months ended September 30, 2006 as a result of adopting SFAS No.123R.

Selling, general and administrative expenses were $2.9 million for the nine months ended September 30, 2006 compared to $2.4 million for the nine months ended September 30, 2005, an increase of $476,000 or 20%. This increase was largely attributable to costs associated with the Alan James Group since August 17, 2006 (the date of our acquisition of that business) and the recording of $468,000 of stock-based compensation classified as selling, general and administrative expense for the nine months ended September 30, 2006 as a result of adopting SFAS No.123R. This amount was partially offset by non-

recurring professional fees incurred in 2005 associated with the implementation of Sarbanes-Oxley Section 404.

Amortization of intangible assets was $156,000 for the nine months ended September 30, 2006 compared to $25,000 during the same period in the prior year. This increase was primarily attributable to amortization expense associated with acquisition-related intangible assets.

Interest income was $150,000 for the nine months ended September 30, 2006 compared to $90,000 the nine months ended September 30, 2005. The increase of 66% is primarily the result of an increase in our cash balances being maintained in interest bearing accounts coupled with an increase in the prevailing interest rates. Interest expense of $170,000 was incurred during the nine months ended September 30, 2006, compared to $132,000 for the same period in 2005, an increase of 29%. The increase is primarily due to the increase in the prevailing interest rate over the two periods from 6.25% in 2005 to 9.25% in 2006.

We recorded amortization of note discount of $346,000 for each of the nine months ended September 30, 2006 and 2005. Of the $346,000 expense, $233,000 is due to the amortization of the $1.5 million of discount resulting from the beneficial conversion feature of the convertible debt issued in March 2003 and $113,000 is due to the amortization of the $732,000 of discount associated with the below market stated interest rate.

Financial Condition

Cash and cash available under our credit facilities is one of the key financial performance indicators for us. As of September 30, 2006, we had cash and cash equivalents of $9.9 million and borrowings available under our credit facilities of $17.9 million for a total of $27.8 million in cash and available borrowings. Net cash used in operating activities was $3.6 million and $2.5 million for the nine months ended September 30, 2006 and 2005, respectively. Cash received from customers was $1.2 million and $2.0 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease was attributable to the $2.0 million prepayment for genetic tests to be performed in 2006 received in 2005 offset by higher sales in 2006. Cash paid for operating expenses was $4.9 million and $4.6 million for the nine months ended September 30, 2006 and 2005, respectively. This increase was partially attributable to a higher headcount. Total headcount was 35 and 17 at September 30, 2006 and 2005, respectively. The majority of the headcount increase was due to the acquisition of the Alan James Group consummated in August 2006 together with general growth in our genetic testing business. Cash received from interest income was $122,000 and $77,000 for the nine months ended September 30, 2006 and 2005, respectively. The improvement was due to the increase in our cash balances being maintained in interest bearing accounts coupled with an increase in the prevailing interest rates.

Cash used in investing activities was $7.8 million for the nine months ended September 30, 2006 and $155,000 for the same period in 2005. In August 2006, we acquired the assets and business of the Alan James Group. The acquired business primarily develops, markets and sells “nutraceuticals” and “OTCeuticals” and related activities. We paid intial consideration at the closing consisting of approximately $7.0 million in cash and the obligation to place in escrow $250,000 and 88,055 shares of Common Stock. We are also responsible to pay additional contingent consideration of up to $1,500,000 in cash and up to 1,628,833 shares of Common Stock over the next three years upon achievement of certain earnings milestones by the Alan James Group. Capital additions were $258,000 and $155,000 for the nine months ended September 30, 2006.

Cash provided by financing activities was $17.9 million for the nine months ended September 30, 2006 compared to $2.4 million for the nine months ended September 30, 2005. On August 17, 2006, we entered into a Stock Purchase Agreement with Alticor. Pursuant to the Stock Purchase Agreement, we issued and sold to Alticor an aggregate of 2,750,037 shares of Common Stock for an aggregate purchase price of $15,615,537, or $5.6783 per share. In addition, during 2006, we received $1.5 million of research funding from our strategic alliance with Alticor, $823,000 from the exercise of stock options and warrants and $32,000 from stock purchases through the employee stock purchase plan. These amounts were offset by $3,000 of payments of our capital lease obligations. During 2005, we received $2.2 million of research funding from our strategic alliance with Alticor, $240,000 from the exercise of stock options and $21,000 from stock purchases through the employee stock purchase plan. These amounts were offset by $11,000 of payments of our capital lease obligations. We currently do not have any commitments for any material capital expenditures.

A summary of our contractual obligations as of September 30, 2006 is included in the table below:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$2,595,336	$—	$2,595,336	$—	$—
Operating Lease Obligations	1,139,810	480,948	658,862	—	—
TOTAL	$3,735,146	$480,948	$3,254,198	$—	$—

Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available, funds to be generated from operations and our available lines of credit will be adequate to finance our ongoing operations for at least the next twelve months.

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

(b) Changes in Internal Control Over Financial Reporting.   No change in internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. The Company acquired the Alan James Group on August 17, 2006 and is in the process of evaluating Alan James Group’s internal control over financial reporting and will make changes where appropriate.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

We are not aware of any current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Item 1A.                Risk Factors

In addition to the other information set forth in this report and the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, you should carefully consider the factors described below which could materially affect our business, financial condition or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The risk factors described below may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements beginning on page 22 of this report.

Our recent acquisition may not be profitable, and the integration of our businesses may be costly and difficult and may cause disruption to our business.

We have acquired and are in the process of integrating into our operations the business formerly operated by the Alan James Group, LLC. The ultimate success of this acquisition depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating this business and its assets into our existing businesses. However, the successful integration of independent businesses or assets is a complex, costly and time-consuming process. The difficulties of integrating companies and acquired assets include among others:

•       consolidating manufacturing and research and development operations, where appropriate;

•       integrating newly acquired businesses or product lines into a uniform financial reporting system;

•       coordinating sales, distribution and marketing functions;

•       establishing or expanding manufacturing, sales, distribution and marketing functions in order to accommodate newly acquired businesses or product lines;

•       preserving the important licensing, research and development, manufacturing and supply, distribution, marketing, customer and other relationships;

•       minimizing the diversion of management’s attention from ongoing business concerns; and

•       coordinating geographically separate organizations.

We may not accomplish the integration of this acquisition smoothly or successfully. The diversion of the attention of our management from our current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from this acquisition and adversely affect our other businesses. Additionally, the costs associated with the integration of this acquisition may be substantial. To the extent that we incur integration costs that were not anticipated when we financed our acquisition, these unexpected costs could adversely impact our liquidity or force us to borrow additional funds. Ultimately, the value of any business or asset that we have acquired may not be greater than or equal to its purchase price.

Future acquisitions of new and complementary businesses, products or technologies could disrupt our business and, depending on how we finance these acquisitions, could result in the use of significant amounts of cash.

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. Accordingly, from time to time we may seek to acquire businesses, products or technologies instead of developing them ourselves. Acquisitions involve numerous risks, including:

•       the inability to complete the acquisition;

•       disruption of our ongoing businesses and diversion of management attention;

•       difficulties in integrating the acquired entities, products or technologies;

•       difficulties in operating the acquired business profitably;

•       difficulties in transitioning key customer, distributor and supplier relationships;

•       risks associated with entering markets in which we have no or limited prior experience; and

•       unanticipated costs.

Any of these factors could materially harm our business or our operating results.

Goodwill and/or other intangible assets that we have recorded in connection with our acquisitions of the Alan James Group business could become impaired, requiring us to take significant charges against earnings.

In connection with the accounting for our acquisitions of the Alan James Group business, we have recorded, or expect to record, a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect our reported results of operations in future periods.

If we deliver products with defects, our credibility may be harmed, market acceptance of our products may decrease and we may be exposed to liability in excess of our product liability insurance coverage.

The manufacturing and marketing of consumer and professional diagnostic products, nutraceuticals and OTCeuticals involve an inherent risk of product liability claims. In addition, our product development and production are extremely complex and could expose our products to defects. Any defects could harm our credibility and decrease market acceptance of our products. In addition, our marketing of nutraceuticals and OTCeuticals may cause us to be subjected to various product liability claims, including, among others, claims that the nutraceuticals and OTCeuticals have inadequate warnings concerning side effects and interactions with other substances. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. In the event that we are held liable for a claim for which we are not indemnified, or for damages exceeding the limits of our insurance coverage, that claim could materially damage our business and our financial condition.

Our sales of specific nutraceuticals and OTCeuticals could be negatively impacted by media attention or other news developments that challenge the safety and effectiveness of those specific nutraceuticals and OTCeuticals.

Most growth in the nutraceutical and OTCeutical industry is attributed to new products that tend to generate greater attention in the marketplace than do older products. Positive media attention resulting from new scientific studies or announcements can spur rapid growth in individual segments of the market, and also impact individual brands. Conversely, news that challenges individual segments or products can have a negative impact on the industry overall as well as on sales of the challenged segments or products. Many of our nutraceutical products serve well-established market segments and, absent unforeseen new developments or trends, are not expected to benefit from rapid growth. Our OTCeutical products are newer products that are more likely to be the subject of new scientific studies or announcements, which could be either positive or negative. News or other developments that challenge the safety or effectiveness of these products could negatively impact the profitability of our nutraceutical and OTCeutical business.

The profitability of our consumer products businesses may suffer if we are unable to establish and maintain close working relationships with our customers.

For the quarter ended September 30, 2006, approximately 51% of our revenues were derived from our consumer products business, which consists of our consumer diagnostic products, nutraceuticals and OTCeuticals. These businesses rely to a great extent on close working relationships with our customers rather than long-term exclusive contractual arrangements. Customer concentration in these businesses is relatively high, especially in our nutraceutical and OTCeutical segment where one customer accounted for approximately 34% of revenues during the quarter ended September 30, 2006. In addition, customers of our branded and private label consumer products businesses purchase products through purchase orders only and are not obligated to make future purchases. We therefore rely on our ability to deliver quality products on time in order to retain and generate customers. If we fail to meet our customers’ needs or expectations, whether due to manufacturing issues that affect quality or capacity issues that result in late shipments, we will harm our reputation and customer relationships and likely lose customers. Additionally, if we are unable to maintain close working relationships with our customers, sales of all of our products and our ability to successfully launch new products could suffer. The loss of a major customer and the failure to generate new accounts could significantly reduce our revenues or prevent us from achieving projected growth.

Period-to-period comparisons of our operating results may not be meaningful due to our recent acquisition.

We have recently completed the acquisition of the business of the Alan James Group, LLC which make it difficult to analyze our results and to compare them from period to period. Period-to-period comparisons of our results of operations may not be meaningful due to this acquisition and are not indications of our future performance. Any future acquisitions will also make our results difficult to compare from period to period in the future.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

On August 17, 2006, the Company issued 2,750,037 shares of Common Stock for cash in the amount of $5.6783 per share. The Company also entered into a convertible credit facility that could result in the issuance of an additional 2,533,234 shares of Common Stock upon the conversion of convertible notes issuable under such credit facility. All of these shares of Common Stock will be issued pursuant to the exemption from registration provided Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On August 17, 2006, the Company became obligated to issue 88,055 shares of Common Stock as partial consideration for the acquisition of assets of Alan James Group, LLC and certain of its affiliates. The Company may become obligated to issue up to an additional 1,628,833 shares of Common Stock upon the achievement of certain milestones by the acquired business. All of these shares of Common Stock will be issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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

INTERLEUKIN GENETICS, INC.
Date: November 9, 2006	By:	/s/ TIMOTHY J. RICHERSON
Timothy J. Richerson Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2006	By:	/s/ JOHN J. MCCABE
John J. McCabe Controller and Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
31.1*	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith.