Form 10-K
period 2006-12-31
INTERLEUKIN GENETICS INC
filed 2007-04-02
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $133,522,757.

As of March 31, 2007 there were 27,598,413 shares of the registrant’s Common Stock and 5,000,000 shares of the registrant’s Series A Preferred Stock, issued and outstanding.

Documents Incorporated By Reference

Portions of the registrant’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on or about June 12, 2007, are incorporated by reference in Part III hereof.

Forward Looking Statements

This report on Form 10-K and the documents incorporated by reference within this document contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words or phrases such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “likely,” “outlook,” or similar words or expressions or the negatives of such words or expressions are intended to identify forward-looking statements. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in “Risk Factors” elsewhere in this report, as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Given these risks and uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered as statements of fact. All information set forth in this Form 10-K is as of the date of this Form 10-K. Unless required by law we accept no responsibility to update this information.

INTERLEUKIN GENETICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

Item 1.                        Business

Overview

Interleukin Genetics, Inc. is a Delaware corporation. We currently have two main segments to our business. The first is a personalized health segment primarily focused on the role that genetically determined variations in the inflammatory response have on health and disease. Our second segment, comprising the Alan James Group business, focuses on developing, selling and marketing both nutritional supplements and OTCeuticals® into retail consumer channels. These two segments contribute toward our overall mission of developing tests and products that can help individuals improve and maintain their health through preventive measures. We plan to pursue this by:

•       developing genetic risk assessment tests for use in multiple countries and various demographics;

•       processing genetic risk assessment tests in our Clinical Laboratory Improvement Act of 1988 (CLIA) certified lab;

•       developing nutritional products and OTCeuticals to be distributed in multiple consumer channels globally; and may

•       conduct research and development of personalized preventive and therapeutic botanicals based on individuals’ genetic information.

We believe that by identifying individuals whose risk for certain chronic diseases is potentially increased due to variants in one or more genes and combining this knowledge with personalized interventions, we can help individuals improve their health outcomes. We have patents covering the influence of certain gene variations on risk for a number of common chronic diseases and conditions.

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

Until recently, scientific study of chronic diseases has largely focused on identifying factors that “cause” a disease. Common examples of such factors include high levels of cholesterol in the case of heart disease, bacteria in the case of periodontal disease and reduced estrogen levels in the case of osteoporosis. However, the mere presence of these initiating factors does not necessarily mean a person will develop a disease. Common diseases arise in part as a result of how our bodies respond to various environmental factors.

In March 2003, we entered into a broad strategic alliance with Alticor. Alticor has a long history of manufacturing and distributing nutritional supplements and skin care products to a worldwide market. Although we are seeking to develop a pipeline of genetic tests and nutritional products for various market channels, we have devoted substantially all of our resources during the past three years in support of our collaboration with Alticor.

In August 2006, we acquired the assets and business of the Alan James Group, which develops, markets and sells nutritional supplements and OTCeuticals, which combine supplements with the United States Food and Drug Administration (FDA)-monographed ingredients, such as aspirin. This acquisition also brought us a team of experienced management, marketing and product development personnel, which is based in Boca Raton, Florida. We currently intend to commercialize our OTCeuticals through various marketing channels such as direct response, retail, and possibly other consumer channels. The nutritional supplement market is characterized by rapid and frequent changes in demand for products and new product introductions. As a result, it is important for us to periodically evaluate our product mix and rapidly implement changes, including developing or acquiring rights to new products and programs and eliminating non-strategic products and programs.

Inflammation

One of the many benefits from the sequencing of the human genome is a new understanding of the role of genetic variations, such as single nucleotide polymorphisms (SNP) and haplotypes. Once used as a tool to help scientists decipher the human genome, SNP and haplotype analysis now is an important tool used to study the relevance of genetic variations to human health. A common SNP may cause a gene to make a different amount of a protein or to make a variant protein, both of which may lead to a discernible physiological impact. We have focused on the SNP variations associated with inflammation and have over the years conducted clinical studies involving over 20,000 individuals. During the last decade we have worked with the University of Sheffield in the United Kingdom, to identify several SNPs that influence the body’s inflammatory response.

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

There are classic inflammatory diseases, such as rheumatoid arthritis, but in recent years inflammation has been found to affect several other major diseases. For example, it is now known that chronic inflammation can influence the process that leads to acute heart attacks. If an individual has a strong inflammatory response, he or she may be more successful in clearing a bacterial infection than an individual with a less robust response. However, an individual with a strong response may actually be at increased risk for a more severe course in one or more of the chronic diseases of mid to later life, such as cardiovascular disease, osteoporosis, and Alzheimer’s disease.

Historical Development

In the early 1990s, as we were beginning to focus on the importance of interleukin-1 (IL-1), Gordon Duff in the United Kingdom identified the first SNPs in the IL-1 and tumor necrosis factor alpha (TNFa) genes, and he and other investigators demonstrated that individuals with some of those variations produced higher levels of IL-1 and TNFa. In 1993, we initiated research collaborations with Dr. Duff, and in 1994, we initiated a joint venture agreement with the University of Sheffield to investigate and patent the clinical use of variations in the genes that control inflammation. The research collaboration relationship lasted for 10 years and helped us generate a number of patents. Dr. Duff continues to serve as a member of our scientific advisory board.

Studies by us and others have now shown that individuals who have certain IL-1 gene variations or patterns of variations tend to have increased levels of IL-1 and also tend to have increased levels of other inflammatory mediators that are produced downstream of IL-1.

Individuals with another specific genotype pattern tend to have lower levels of inflammatory mediators. It is also important to note that the IL-1 gene variations on which we are focused are highly prevalent in the population, with 8-10% of the Caucasian population being homozygous (having two copies) for the less frequent variant and an estimated 30% of the Caucasian population having one copy of the gene variant. Also, up to 59% of the Caucasian population will test positive for some of the IL-1 high risk patterns.

Interleukin’s Current Approach to Test Development

Our intellectual property is focused on the discoveries that link genetic variations in key inflammation genes to risk for disease. We have concentrated our efforts on variations in the genes for IL-1, since the IL-1 gene appears to be one of the strongest control points for the development and severity of inflammation. We have patents issued on single SNPs and SNP patterns in the IL-1 gene cluster as they relate to use for identifying individuals on a rapid path to chronic disease complications and use for guiding selection of preventive and therapeutic agents. Groups of IL-1 SNPs are often inherited together as patterns called haplotypes. We have a U.S. patent issued on haplotypes in the IL-1 gene cluster and their biological and clinical significance.

We believe these patents are controlling relative to IL-1 SNP and haplotype patterns that would be used for genetic risk assessment tests. To date, this intellectual property has not led to significant revenues.

Multiple genes and complex gene interactions with environmental factors determine the risk for the common diseases for which we are developing tests. We will develop a test based on our proprietary genetic factors if: a) clinical studies show that their effect has a critical and unique influence on the clinical expression of disease, or b) our genetic factors guide the development or use of preventive or therapeutic agents that modulate the specific actions of those genetic factors. In the former application, the risk effects of our genetic factors must be sufficiently powerful such that these genetic factors cannot be excluded from a test panel without substantially reducing the practical clinical usefulness of the test. For example, in patients with a history of heart disease, higher levels of inflammation (as measured by C-reactive protein) are as predictive of future heart attacks as higher levels of LDL cholesterol. We believe that our proprietary genetic variations identify healthy individuals who have a lifelong tendency to experience elevated inflammation and therefore to have higher risk for heart disease.

There are gene families that influence other non-inflammatory biological mechanisms involved in cardiovascular disease such as the genetic factors involved in cholesterol metabolism. For each targeted clinical disease area that meets our criteria, we are developing proprietary risk assessment tests that are anchored by our intellectual property plus additional candidate genes that have been validated and shown to be of value in assessing risk. Other genes to be added to a test panel may be in-licensed or may be available from the public domain. Since knowledge about the genes involved in health risks will continue to evolve over many years, we may introduce test panels that initially have our proprietary genetic factors with successive versions of additional genes. The heart health risk assessment panel introduced in the Alticor channel in 2006 involves three SNPs in two genes covered by our intellectual property. The osteoporosis risk assessment panel we are developing for the Alticor channel includes multiple SNPs covered by our intellectual property plus additional genes that have been validated as risk factors for osteoporosis.

In the past few years, genome-wide association (GWA) studies have become possible as one approach to identify the association of many genes with specific health risks. These studies are now practical due to the commercial availability of genome-wide array technologies. Most of the GWA studies are being conducted through government-funded consortia. We have access to GWA technologies and expertise through some of our collaborators. In diseases/conditions for which GWA technologies are being used in large government-funded studies, we may in-license or access publicly available SNPs for our panels. In diseases/conditions for which other GWA studies are not available, we may choose to employ GWA technologies either internally or through external collaborations to add value to our test panels. All of these technologies are dependent on high quality clinical databases, which we are collecting throughout the world for selected health risks. The use of GWA approaches to health risks is new, and data coming out of the first studies may take many years to validate.

In the past few years, the use of haplotypes has become a standard approach to genetic risk assessment for complex diseases. Haplotypes are blocks of SNPs that are inherited together from one parent and in some cases the specific block of SNPs has functional significance beyond the biological functions attributable to the individual SNPs. As recently reported studies support, the same SNP may have very different effects on gene function in different individuals depending on the haplotype context. We believe that we have expertise, experience and intellectual property related to the use of haplotypes in assessing genetic risk for complex diseases. We have recently reported that the same SNP may have very different effects on gene function in different individuals depending on the haplotype context.

We have recently in-licensed international rights to the use of gene variations, or genotypes, that regulate one important mechanism involved in fat metabolism. U.S. patents have been filed to cover the use of these genetic factors. When an individual consumes more calories than he or she burns, the excess energy is stored in fat cells as lipid droplets. One of the key chemicals that regulates the mobilization of fat from the lipid droplet to be burned as energy is called perilipin. Investigators at Tufts University Medical School and Tufts Human Nutrition and Research Center have identified variations in the perilipin gene that appear to regulate fat metabolism and body weight. Studies have been completed on several thousand individuals showing that women with one specific perilipin genotype weigh an average of 22 pounds more than women with another perilipin genotype. Six clinical studies were published from 2004 through 2006 on the influence of perilipin genotypes on weight and related biological parameters. This work is under the direction of Dr. Jose Ordovas, an international expert on the genetics of cardiovascular disease and on the interactions of genetics and nutrition. We have licensed rights to the use of this genetic test for weight management and for the use of this genetic information to develop nutritional products to facilitate weight management in individuals who have certain perilipin gene variations. We and our collaborators have completed a substantial amount of research on the use of a perilipin genetic test for guiding weight loss and weight maintenance. We must perform a significant amount of additional research before we will know whether this information can also be used as the basis for nutritional products of value to consumers.

In some cases, we have and may continue to develop genetic test panels that have limited-to-no exclusive intellectual property but meet specific needs of Alticor, our distribution partner. The general nutrition panel launched in the U.S. and under development internationally, as described below, is an example of such a test panel.

Business Strategy

Our strategy is to develop products and perform services and commercialize such products and services through strategic alliances. In March 2003, we entered into a broad strategic alliance with Alticor to develop and market novel genetic risk assessment tests and nutritional and skin care products. The alliance utilizes our intellectual property and expertise in genetics to develop risk assessment tests and to aid Alticor in its effort to develop personalized consumer products. The alliance has included equity investments, multi-year research and development agreements, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations. A licensing agreement includes sales of selected genetic tests to Alticor for distribution within their channel. In addition, we receive minimal royalties on marketed Alticor nutritional products that are linked to the genetic tests.

We expect that this alliance will open our products and services to our partner’s proven marketing and distribution channels (including in Asia). Alticor and we share a belief that the future of personalized nutritional supplements and skin care will be based on an individual’s genetic makeup. This alliance is currently focused on developing genetic risk assessment tests to determine a genetic profile of an individual and developing nutritional supplements and skin care products that will benefit individuals of that genetic profile. Our activities in the skin care field are at an early stage.

We develop tests and plan to develop products and services that can help individuals improve and maintain their health through preventive measures. We plan to:

•       develop genetic risk assessment tests for use in multiple countries and various demographics;

•       process genetic risk assessment tests in our CLIA certified lab;

•       develop nutritional products and OTCeuticals to be distributed in multiple consumer channels globally; and may

•       conduct research and development of personalized preventive and therapeutic botanicals based on individuals’ genetic information.

Product Development Focus

We expect our revenue model to consist of: 1) charging fees for processing genetic risk assessment tests; 2) receiving royalties from sales of products developed with and marketed by a partner, or profit sharing from product sales; 3) receiving fees for contract research; and 4) sales of consumer products, including those acquired in our August 2006 acquisition of the business and assets of the Alan James Group.

Products Available for Sale

Gensona™ Genetic Tests

We have research agreements with Alticor to develop certain genetic tests, which Alticor will market to consumers through its channels under Alticor’s Gensona brand. In 2006, we provided two genetic risk assessment tests through Alticor. The Gensona Heart Health Genetic Test uses SNP testing of two genes to identify persons who may have an over-expression of inflammation and therefore may be at increased risk for cardiovascular disease. The Gensona General Nutrition Genetic Test identifies SNPs of potential importance in two genes that affect vitamin B metabolism and four genes involved in responding to oxidative stress. The Gensona tests are marketed solely through the Alticor business channel.

Nutritional Supplements and OTCeuticals

We currently market and sell a line of nutritional supplements to major retailers in the United States. We also have a distribution agreement for Kyolic® brand products. We currently intend to commercialize our OTCeuticals, which combine nutritional supplements with FDA-monographed ingredients, such as aspirin. We expect to commercialize these products through multiple channels such as direct response, retail and possibly other consumer channels. We intend to periodically evaluate our product mix and implement changes (including, where appropriate, the addition of new products and the elimination of existing products) to address trends in these markets in order to increase or even maintain market share.

Product Development

Our current plan is to develop products in three categories:

1.                Genetic risk assessment tests — these genetic tests identify healthy individuals who are at increased risk for early or more severe health risks. These tests may be combined with a complementary product or service.

2.                OTCeuticals and other consumer nutritional products — these include vitamins, minerals, herbs and other supplements which may be combined with FDA-monographed, U.S. Pharmacopeia (USP) grade ingredients in rational, safe, effective and convenient combinations.

3.                Preventive and therapeutic botanicals — We are considering conducting development and would expect these compounds to be either in-licensed from our strategic partner, Alticor, or developed all or in part by us to prevent or reduce signs and symptoms of common health risks. We may market these products through professional channels, requiring regulatory status consistent with the claims being made. This effort will require significant financial resources over many years before any material revenues are likely to be realized.

As of December 31, 2006, the following products were in our development pipeline:

•       IL-1 Cardiovascular Genetic Test — International

•       General Nutrition Genetic Test — International

•       Osteoporosis Genetic Test — North America and International

•       Weight Management Genetic Test — North America and International

•       OTCeuticals — United States

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

Our heart health genetic test analyzes two IL-1 genes for variations that identify an individual’s predisposition for over-expression of inflammation and which may cause an increased risk for cardiovascular disease. This test is not intended to and does not diagnose an existing disease but rather is intended for healthy individuals to help assess their risk for future disease. The IL-1 cardiovascular genetic test is based on data from genetic association studies obtained through collaborations with experts in cardiovascular disease at leading academic institutions. This genetic test provides risk information independent of traditional risk factors (such as family history, hypertension and smoking) in assessing risk for heart disease. This test panel was introduced in the Alticor North American channel in the first quarter of 2006. To date, we have determined that the high risk patterns are commonly found in all major ethnic populations. We have genetic association studies on cardiovascular disease in progress in Korea and China to determine how the risk assessment test will translate into other ethnic groups in specific environments.

General Nutrition Genetic Test — International

To function properly, cells depend on the action of a vast number of genes. Our general nutrition genetic test analyzes variations in several genes that influence how the body uses certain vitamins and micronutrients. The test identifies individuals who may have altered B vitamin dependent metabolism or reduced response to oxidative stress. It analyzes two genes important to B vitamin utilization and four genes that are important in managing oxidative stress. This test, which is not proprietary, may be able to identify individuals who may benefit from particular nutritional supplements, and who may be at increased likelihood for health complications. This test is not intended to and does not diagnose a specific disease or assess a specific health condition. It is intended to provide information to individuals who are interested in knowledge that may help them make choices about the consumption of certain vitamins and anti-oxidants.

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

•       Oxidative Stress Genes: The genes analyzed related to oxidative stress are manganese superoxide dismutase 2 (SOD2), glutathione s-transferase M1 (GSTM1), paroxanase 1 (PON1), and x-ray repair cross complementing gene (XRCC1). In some studies, individuals with these genetic variations have a different response to oxidative stress. Knowing genetic variations associated with nutrient and vitamin metabolism may help guide decisions about use of vitamins and anti-oxidants.

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

Interleukin is developing an osteoporosis risk assessment test that combines the IL-1 SNPs with SNPs in other genes known to be associated with bone loss to form a test panel. This test panel has been evaluated in one of the largest clinical databases of fractures caused by osteoporosis, the Study of Osteoporotic Fractures (SOF), directed out of the University of California at San Francisco. The IL-1 SNPs are proprietary to Interleukin, and other genes in the panel are either public domain or will be in-licensed as needed. Efforts to develop the osteoporosis risk assessment test and the marketing have been driven in part by our research agreement with Alticor. We have genetic association studies on osteoporosis disease in progress in Korea to determine how the risk assessment test will translate into other ethnic groups in specific environments.

Weight Management Genetic Test — North America and International

According to the 1999-2003 National Health and Nutrition Examination Survey, an estimated 65% of adults in the U.S. are overweight (Body Mass Index > 25). Overweight and obese individuals are at increased risk for many diseases including heart disease, type II diabetes, and some types of cancer. Our objective is to develop a test that offers information about how specific individuals gain and maintain weight. Interleukin has developed the basic elements of a genetic test panel that identifies genetically-determined metabolic differences that may contribute to weight management. This test panel will guide nutritional and exercise choices to enhance an individual’s efforts to maintain a desirable weight. The genes and SNPs in the weight management test panel are either public domain or will be in-licensed as needed.

OTCeuticals

OTCeuticals are vitamins, minerals, herbs and supplements, which are combined with FDA-monographed, USP grade ingredients in rational, safe, effective and convenient combinations. The products currently under development include products for gastrointestinal and bone and joint support. We currently intend to market these products through direct response, retail, and possibly other consumer channels.

Laboratory Testing Procedure

To conduct a genetic risk assessment test, the consumer collects cells from inside the cheek on a brush and submits it by mail to our laboratory. Samples from some states can not be processed unless we first obtain a requisition signed from a physician. Our clinical laboratory then performs the test following our specific protocol and informs the consumer and, depending on the regulations in the particular state or (in Canada) province, his designated health care provider, of the results.

During 2004, we completed the construction of our genetic testing laboratory (for which we obtained registration under CLIA in 2005) to process the test samples. The regulatory requirements associated with a clinical laboratory are addressed under the section titled “Government Regulation.” Our lab is CLIA certified and in early 2007 we obtained a clinical laboratory permit from the State of New York for our IL-1 Cardiovascular Genetic Test.

Marketing and Distribution Strategy

We market and distribute our genetic tests through our strategic partnership with Alticor. We market and distribute our nutritional products through major retailers. We currently intend to commercialize our OTCeuticals through multiple marketing channels, including direct response, retail and possibly other consumer channels.

Reimbursement

Under our distribution agreement with Alticor, Alticor pays us directly for the processed tests. If in the future we develop products that are sold through the medical channel, our ability to successfully commercialize these products may depend on obtaining adequate reimbursement from third-party payers.

Partnerships with Academic Researchers

We have (or have had) research collaborations at the University of Sheffield (UK), Tufts University, Harvard University, the Mayo Clinic, California Pacific Medical Center, Boston University, the University of Arkansas, Tongji Medical College (China) and Yonsei University (Korea). Through these research collaborations, we have been able to take advantage of research done by these third parties in connection with the development of our genetic risk assessment tests and other possible products.

Intellectual Property

Our intellectual property and proprietary technology are subject to numerous risks, which we discuss in the section entitled “Risk Factors” of this report. Our commercial success may depend at least in part on our ability to obtain appropriate patent protection on our drug discovery and diagnostic products and methods. We currently own rights in twenty issued U.S. patents, which have expiration dates between 2015 and 2020, and have twenty-one additional U.S. patent applications pending, which are based on novel genes or novel associations between particular gene sequences and certain inflammatory diseases, and disorders. Of the twenty issued U.S. patents, sixteen relate to genetic tests for periodontal disease, osteoporosis, asthma, coronary artery disease, sepsis and other diseases associated with IL-1 inflammatory haplotypes.

We have been granted a number of corresponding foreign patents and have a number of foreign counterparts of our U.S. patents and patent applications pending.

In addition, through our Alan James Group subsidiary which we acquired in August 2006, we own a portfolio of nutritional products brands, including Ginkoba®, Ginsana®, and Venastat®. We have received trademark protection for PST®, our periodontal genetic risk assessment test.

Competition

The competition in the field of personalized health is defined, but the markets and customer base are not well established. There are a number of companies involved in identifying and commercializing genetic markers. The companies differ in product end points and target customers. The companies in the industry break down into four sectors, including, 1) predictive medicine companies, 2) SNP discovery companies, 3) personalized health companies, and 4) technology platform companies.

Our potential competitors in the United States and abroad are numerous and include, among others, major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions. Many of our potential competitors have considerably greater financial, technical, marketing and other resources than we have, which may allow these competitors to discover important genes or successfully commercialize these discoveries before us. If we do not discover genes that are linked to a health risk, characterize their functions, develop genetic tests and related information services based on such discoveries, obtain regulatory and other approvals, and launch these services or products before competitors, we could be adversely affected. Additionally, some of our competitors receive data and funding from government agencies. To the extent our competitors receive data and funding from those agencies at no cost to them, they may have a competitive advantage over us.

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

Furthermore, the primary focus of most companies in the field is performing gene-identification research for pharmaceutical companies for therapeutic purposes, with genetic risk assessment testing being a secondary goal. In contrast, our primary business focus is developing and commercializing genetic risk assessment tests for health risks and forward-integrating these tests with additional products and services.

The business of manufacturing, distributing and marketing nutritional supplements and OTCeuticals is highly competitive. Many of our competitors are substantially larger and have greater financial resources with which to manufacture and market their products. The barriers to competition are low in the nutritional products and OTCeutical markets because the products are generally not protected by patents. In particular, the retail segment is highly competitive. In many cases, competitors are able to offer price incentives for retail purchasers and establish frequent buyer programs for consumers. Some retail competitors also manufacture their own products and therefore they have the ability and financial incentive to promote sales of their own products. Our ability to remain competitive depends on the successful introduction and addition of new offerings to our product line. We will also continue to focus on increased sales and marketing of our current products.

Government Regulation

The genetic risk assessment tests that we are developing and our current and future nutritional supplements will be subject to regulation by governmental entities.

Genetic Tests

CLIA

CLIA provides for the regulation of clinical laboratories by the United States Department of Health and Human Services.  CLIA requires the certification of clinical laboratories that perform tests on human specimens and imposes specific conditions for certification.  CLIA is intended to ensure the accuracy, reliability and timeliness of patient test results performed in clinical laboratories in the United States by mandating specific standards in the areas of personnel qualification, administration participation in proficiency testing, patient test management, quality control, quality assurance and inspections.  CLIA contains guidelines for the qualification, responsibilities, training, working conditions and oversight of clinical laboratory employees.  In addition, specific standards are imposed for each type of test that is performed in a laboratory.  The categorization of commercially marketed in vitro diagnostic tests marketed under CLIA is the responsibility of the FDA. The FDA will assign commercially marketed test systems into one of three CLIA regulatory categories based on their potential risk to human health. Tests will be designated as waived, of moderate complexity or of high complexity.  CLIA and the regulations promulgated thereunder are enforced through quality inspections of test methods, equipment, instrumentation, materials and supplies on a periodic basis.

Other Laboratory Regulations

CLIA does not preempt state laws that are more stringent than federal law. Some states independently regulate clinical laboratories and impose standards and requirements in addition to or more stringent than the CLIA regulations. Moreover, some states impose regulations on out-of-state laboratories that conduct tests on their residents. Finally, some foreign jurisdictions may also impose regulations on our process of tests for their residents. We will be required to comply with all applicable laboratory regulations.

Food and Drug Administration

The FDA regulates the sale and distribution, in interstate commerce, of medical devices, including in vitro diagnostic test kits. The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness.  Class I devices are subject to general controls, including labeling, pre-market notification and adherence to FDA’s quality system regulations, which are device-specific good manufacturing practices.  Class II devise are subject to general controls and special controls, including performance standards and post-market surveillance.  Class III devices are subject to most of the previously identified requirements as well as to pre-market approval.  Most in vitro diagnostic kits are regulated as Class I or II devices.  Entities that fail to comply with FDA requirements can be liable for criminal or civil penalties, such as recalls, detentions, orders to cease manufacturing and restrictions on labeling and promotion.

The FDA presently requires clearance or approval of diagnostic test kits that are sold widely to labs, hospitals and doctors, considering them to be medical devices.  However, diagnostic tests that are developed and performed by a CLIA-certified reference laboratory, also known as “home-brew,” “in-house” or “laboratory-developed” tests, have been generally considered clinical laboratory services.  The FDA has stated that it has the power to regulate laboratory-developed tests such as the ones that we hope to develop.  Nevertheless, it has exercised enforcement discretion in not regulating most laboratory-developed tests performed by high complexity CLIA certified laboratories.

On September 7, 2006, the FDA published a “Draft Guidance” describing the Agency’s current thinking about potential regulation of “In Vitro Diagnostic Multivariate Index Assays” (IVDMIA). An IVDMIA is generally a test system that employs data derived in part from one or more in vitro assays and an algorithm that usually, but not necessarily, runs on software, to generate a result that diagnoses a disease of condition or is used in the cure, mitigation, treatment, or prevention of disease.  IVDMIA tests may include prognostic tests using multiple genes to determine whether a patient has a high or low risk of recurrence or response to a particular chemotherapy. The comment period for the Draft Guidance ended on March 7, 2007, but the FDA has not yet issued a final guidance.

Although we are not currently offering or developing IVDMIAs, the FDA’s interest in or actual regulation of laboratory-developed tests or increased regulation of the medical devices used in laboratory-developed testing could lead to periodic inquiry letters from the FDA and increased costs and delays in introducing new tests, including genetic tests. At the request of the FDA, we have met with it to discuss our tests and have submitted material for its review. It is possible that a changing regulatory climate could someday require advance regulatory approval of the launch of genetic risk assessment tests, which could have a material adverse effect on our business.

The degree to which laboratory-developed tests are regulated by FDA has also been the focus of recent Congressional attention, and Congress is considering the introduction of legislation that would subject all such tests (not only IVDMIAs) to premarket review or approval by the FDA.

HIPAA Compliance and Privacy Protection.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) established for the first time comprehensive federal protection for the privacy and security of health information.  The HIPAA standards apply to three types of organizations (“Covered Entities”): health plans, health care clearing houses, and health care providers who conduct certain health care transactions electronically.  Covered Entities must have in place administrative, physical and technical standards to guard against the misuse of individually identifiable health information.  Additionally, some state laws impose privacy protections more stringent than those of HIPAA.  There are also international privacy laws, such as the European Data Directive, that impose restrictions on the access, use, and disclosure of health information.  Any of these laws may impact our business.  We are not currently a Covered Entity subject to the HIPAA privacy and security standard.  It is possible that in the future we will become a Covered Entity (for example if any of the tests that we perform become reimbursable by insurers.)  Regardless of our own Covered Entity status, HIPAA may apply to our customers.

Dietary Supplements

The manufacturing, processing, formulation, packaging, labeling and advertising of our nutritional products and OTCeuticals are subject to regulation by a number of federal agencies, including the FDA and the Federal Trade Commission (FTC).  Our activities are also regulated by various state and local agencies where our products are sold.

FDA

The FDA is primarily responsible for the regulation of the manufacturing, labeling and sale of our nutritional products and OTCeuticals as “dietary supplements.” The Dietary Supplement Health and Education Act of 1994 (DSHEA) amended the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, and by providing a regulatory framework to ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Dietary supplements are regulated as foods under DSHEA and the FDA is generally prohibited from regulating the active ingredients in dietary supplements as food additives, or as drugs unless product claims trigger drug status. Generally, dietary ingredients not used in dietary supplements marketed before October 15, 1994, the date of DSHEA’s enactment, require pre-market submission to the FDA of evidence of a history of their safe use, or other evidence establishing that they are reasonably expected to be safe. To date, our nutritional supplements and OTCeuticals have used ingredients that have been previously submitted to and approved by the FDA. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredient that we may decide to use. FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring FDA approval based on newly conducted, costly safety testing.

DSHEA provides for specific nutritional labeling requirements for dietary supplements and permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well being from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body. There can be no assurance that the FDA will not consider particular labeling statements used by us to be drug claims rather than acceptable statements of nutritional support, necessitating approval of a costly new drug application.  It is also possible that the FDA could allege false statements were submitted to it if structure/function claim notifications were either non-existent or so lacking in scientific support as to be plainly false.

In addition, the DSHEA authorizes the FDA to promulgate current good manufacturing practices (cGMPs) specific to the manufacture of dietary supplements, to be modeled after food cGMPs. We currently use a third-party manufacturer for our dietary supplement products, which manufacturer must comply with food cGMPs.

Dietary supplements are also subject to the Nutrition, Labeling and Education Act (NLEA), which regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in a product. NLEA prohibits the use of any health claim for dietary supplements unless the health claim is supported by significant scientific agreement and is pre-approved by the FDA.

In certain markets, including the United States, claims made with respect to dietary supplements may change the regulatory status of our products. For example, in the United States, the FDA could possibly take the position that claims made for some of our products make those products new drugs requiring approval or compliance with a published FDA over the counter (OTC) monograph.  If the FDA were to assert that our product claims cause them to be considered new drugs or fall within the scope of OTC regulations, we would be required to either, file a new drug application, comply with the applicable monographs, or change the claims made in connection with those products.

The FTC regulates the marketing practices and advertising of all our products. In recent years, the FTC instituted enforcement actions against several dietary supplement companies for false and misleading marketing practices and advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved.  Although the FTC has never threatened an enforcement action against us for the advertising of our products, there can be no assurance that the FTC will not question the advertising for our products in the future.

We believe that we are currently in compliance with all applicable government regulations. We cannot predict what new legislation or regulations governing our operations will be enacted by legislative bodies or promulgated by agencies that regulate its activities.

Other Information

Our executive offices are located at 135 Beaver Street, Waltham, Massachusetts 02452, and our telephone number is (781)398-0700. We were incorporated in Texas in 1986 and we re-incorporated in Delaware in March 2000. We maintain a website at www.ilgenetics.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to such reports are available to you free of charge through the Investor Relations Section of our website as soon as practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on our website is not incorporated by reference into this Form 10-K. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website.

Employees

As of March 31, 2007, we had 27 full-time and part-time employees. Of our employees, eight were engaged primarily in the research development, five were engaged in laboratory testing, six were engaged primarily in administrative or managerial activities and eight were engaged in running our products business.

Item 1A.                Risk Factors

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

The success of our genetic risk assessment tests will depend upon their acceptance as medically useful and cost-effective by patients, physicians, other members of the medical community and by third-party payers, such as insurance companies and the government. Our efforts to commercialize our intellectual property have had limited success to date outside of the Alticor channel. We can achieve broad market acceptance only with substantial education about the benefits and limitations of genetic risk assessment tests.

Technological changes may cause our tests to become obsolete.

We have to date focused our efforts on genetic tests based on a small number of candidate genes. It is now possible to use array technology to conduct whole genome association studies for risk assessment, which may make our technologies obsolete. To date, our tests have been developed on behalf of, and marketed to, our primary customer, Alticor. In order to develop new customers and markets for our genetic risk assessment tests, we will be required to invest substantial additional capital and other resources into further developing these tests.

We currently have only one customer for our genetic risk assessment tests upon whom we rely to perform sales, marketing and distribution functions on our behalf, which could limit our efforts to successfully market products.

To date, we have had just one customer for our genetic risk assessment tests, Alticor, which is also our largest stockholder. We have limited experience and capabilities with respect to distributing, marketing and selling genetic risk assessment tests. We have relied and plan to continue to rely significantly on sales, marketing and distribution arrangements with Alticor. If Alticor does not successfully market our products,  sales will decrease and our losses will increase. We may attempt to negotiate marketing and distribution agreements with third parties, although there can be no assurances we will be able to do so.

We have a history of operating losses and expect these losses to continue in the future.

We have experienced significant operating losses since our inception and expect these losses to continue for some time. We incurred losses from operations of $6.7 million in 2004, $6.1 million in 2005 and $6.5 million in 2006. As of December 31, 2006, our accumulated deficit was $68.1 million. Our losses result primarily from research and development, selling, general and administrative expenses and amortization of intangible assets. Although we have recently begun to generate revenues from sales of our genetic risk assessment tests and nutritional products, these may not be sufficient to result in net income in the foreseeable future. We will need to generate significant revenue to continue our research and development programs and achieve profitability. We cannot predict when, if ever, we will achieve profitability.

We are subject to government regulation, which may significantly increase our costs and delay introduction of future products.

Changes in existing regulations at either the state or federal level could require advance regulatory approval of genetic risk assessment tests, resulting in a substantial curtailment or even prohibition of our activities without regulatory approval. If our genetic tests ever require regulatory approval, on either a state or federal level, then the costs of introduction may increase and marketing and sales of products may be significantly delayed. We currently are performing the testing procedure in our own genetic testing laboratory, which currently is certified under CLIA, administered by the Health Care Financing Administration. We anticipate there will also be additional state and local regulations governing the operation of this laboratory. An inability to maintain our CLIA certification or any applicable state or local certification would reduce our anticipated revenue and increase our net losses. In September 2006, the FDA issued draft guidelines pursuant to which it would require pre-market review of certain types of genetic tests. Although we do not think that our current genetic tests and those in development, are covered by the draft guidelines, the FDA is currently evaluating and could assert pre-market review of all types of genetic tests.

Because a single stockholder has a controlling percentage of our voting power, other stockholders’ voting power is limited.

As of December 31, 2006, Alticor was our largest stockholder and owned, or had rights to own, approximately 58.6% of our outstanding common stock. Accordingly, this stockholder may be able to determine the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Certificate of Incorporation or By-Laws and the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets. This stockholder may make decisions that are adverse to other stockholders’ interests. This ownership concentration may also adversely affect the market price of our common stock. Three of our four directors are individuals chosen by this single stockholder and this stockholder has the right to choose an additional director. These directors might pursue policies in the interest of this single stockholder to the detriment of our other stockholders.

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

We may not accomplish the integration of this acquisition smoothly or successfully. The diversion of the attention of our management from our current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits from this acquisition and adversely affect our other businesses. Additionally, the costs associated with the integration of this acquisition may be substantial. To the extent that we incur integration costs that were not anticipated when we financed our acquisition, these unexpected costs could adversely impact our liquidity or force us to borrow additional funds. Ultimately, the value of any business or asset that we have acquired may not be greater than or equal to the price we paid.

An inability to manage our growth or successfully integrate acquired businesses could adversely affect our business.

Our business is in a period of growth, with total revenues increasing from $23,000 in 2005 to $4.7 million in 2006. In August 2006, we made a significant acquisition and may make more in the future. The successful integration of acquired businesses requires a significant effort and expense across all operational areas, including sales and marketing, research and development, manufacturing, finance and administration and information technologies. Our future operating results will depend on the ability of our management to continue to implement and improve our research, product development, manufacturing, sales and marketing and customer support programs, enhance our operational and financial control systems, expand, train and manage our employee base, integrate acquired businesses, and effectively address new issues related to our growth as they arise. There can be no assurance that we will be able to manage our recent or any future expansion or acquisition successfully, and any inability to do so could have a material adverse effect on our results of operations.

Intangible assets that we have recorded in connection with our acquisition of the Alan James Group could become impaired, requiring us to take significant charges against earnings.

In connection with the accounting for our acquisition of the Alan James Group, we have recorded a significant amount of intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of intangible assets has been impaired. Any reduction or impairment of the value of intangible assets will result in a charge against earnings which could materially adversely affect our reported results of operations in future periods.

If we deliver products with defects, our credibility may be harmed, market acceptance of our products may decrease and we may be exposed to liability in excess of our product liability insurance coverage.

The manufacturing and marketing of consumer and professional diagnostic products, nutritional products and OTCeuticals involve an inherent risk of product liability claims. In addition, our product development and production are extremely complex and could expose our products to defects. Any defects could harm our credibility and decrease market acceptance of our products. In addition, our marketing of nutritional products and OTCeuticals may cause us to be subjected to various product liability claims, including, among others, claims that the nutritional products and OTCeuticals have inadequate warnings concerning side effects and interactions with other substances. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. In the event that we are held liable for a claim for which we are not indemnified, or for damages exceeding the limits of our insurance coverage, that claim could materially damage our business and our financial condition.

The sales of branded nutritional supplements we recently acquired have been flat to slightly declining due to the segments we compete in (as the overall category consumption has declined year over year). This trend could continue and we may experience continued flatness or declines of those products.

In 2006, the aggregate sales of our brand name nutritional products, including among others Ginkoba, Ginsana, and Venastat demonstrated a slight decline from the prior year. We believe that these products are performing consistently with the category in which they compete however the category has also shown a decline year over year. We are subject to future distribution review and possibly loss (just like any other product carried by retailers) as retailers conduct their annual category reviews. We face competition with private label offerings, while our opportunities for new distribution on the existing product lines are limited. As a result, we do not expect sales growth of our existing nutritional products and may even experience declines in the future.

Our failure to appropriately respond to changing consumer preferences and demand for new products could significantly harm our customer relationships and product sales.

Our nutritional products business is particularly subject to changing consumer trends and preferences. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not be able to respond to these changes in a timely or commercially appropriate manner. If we are unable to do so, our customer relationships and product sales could be harmed significantly.

Furthermore, the nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions. Our failure to accurately predict these trends could negatively impact consumer opinion of us as a source for the latest products. This could harm our customer relationships and cause losses to our market share. The success of our new product offerings depends upon a number of factors, including our ability to:

•       accurately anticipate customer needs;

•       innovate and develop new products;

•       successfully commercialize new products in a timely manner;

•       price our products competitively;

•       manufacture and deliver our products in sufficient volumes and in a timely manner; and

•       differentiate our product offerings from those of our competitors.

If we do not introduce new products or make enhancements to our current products to meet the changing needs of our customers in a timely manner, some of our products could become obsolete, which could have a material adverse effect on our revenues and operating results.

Sales of our specific nutritional supplements and OTCeuticals could be negatively impacted by media attention or other news developments that challenge the safety and effectiveness of those specific nutritional products and OTCeuticals.

Most growth in the nutritional products and OTCeutical industry is attributed to new products that tend to generate greater attention in the marketplace than do older products. Positive media attention resulting from new scientific studies or announcements can spur rapid growth in individual segments of the market, and also impact individual brands. Conversely, news that challenges individual segments or products can have a negative impact on the industry overall as well as on sales of the challenged segments or products. Many of our nutritional products serve well-established market segments and, absent unforeseen new developments or trends, are not expected to benefit from rapid growth and may, in fact, suffer flat or declining sales as they mature. Our OTCeuticals are newer products that are more likely to be the subject of new scientific studies or announcements, which could be either positive or negative. News or other developments that challenge the safety or effectiveness of these products could negatively impact the profitability of our nutritional products and OTCeutical business.

The profitability of our consumer products businesses may suffer if we are unable to establish and maintain close working relationships with our customers.

For the year ended December 31, 2006, approximately 43% of our revenues were derived from our consumer products business, which consists of our nutritional products since August 17, 2006, the date of our acquisition of the Alan James Group business. This business relies to a great extent on close working relationships with our customers rather than long-term exclusive contractual arrangements. Customer concentration in this business is relatively high and one customer accounted for approximately 42% of those revenues. In addition, customers of our branded and private label consumer products, generally large food, drug and mass retailers, purchase those products through purchase orders only and are not obligated to make future purchases. We therefore rely on our ability to deliver quality products on time in order to retain and generate customers. If we fail to meet our customers’ needs or expectations, whether due to manufacturing issues that affect quality or capacity issues that result in late shipments, we will harm our reputation and customer relationships and likely lose customers. Additionally, if we are unable to maintain close working relationships with our customers, sales of all of our products and our ability to successfully launch new products could suffer. The loss of a major customer and the failure to generate new accounts could significantly reduce our revenues or prevent us from achieving projected growth.

Period-to-period comparisons of our operating results may not be meaningful due to our recent acquisition.

We recently completed the acquisition of the business of the Alan James Group, which makes it difficult to analyze our results and to compare them from period to period. Period-to-period comparisons of our results of operations may not be meaningful due to this acquisition and are not indications of our future performance. Any future acquisitions will also make our results difficult to compare from period to period in the future.

The market for personalized health is unproven.

The competition in the field of personalized health is defined, but the markets and customer base are not well established. Adoption of such technologies requires substantial market development. Although our primary customer, Alticor, has begun to develop the direct-to-consumer market, the overall market is unproven and there can be no assurance that other channels for marketing our products can be developed. As a result, there can be no assurance that our products will be successful upon launch or that they can be sold at sufficient volume to make them profitable. If customers do not accept our tests, or take a longer time to accept them than we anticipate, then it will reduce our anticipated sales, resulting in additional losses.

If we fail to obtain additional capital, or obtain it on unfavorable terms, then we may have to end our research and development programs and other operations.

We expect that our current and anticipated financial resources are adequate to maintain our current and planned operations through 2008. If we are not generating sufficient cash or cannot raise additional capital prior to that date, we will be unable to fund our business operations and will be required to seek other strategic alternatives.

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

Our Series A Preferred Stock has certain rights that are senior to common stockholder rights and this may reduce the value of our common stock.

Our Series A Preferred Stock, which was issued to Alticor in March 2003, accrues dividends at the rate of 8% of the original purchase price per year, payable only when, as and if declared by the Board of Directors and are non-cumulative. If we declare a distribution, with certain exceptions, payable in securities of other persons, evidences of indebtedness issued by us or other persons, assets (excluding cash dividends) or options or rights to purchase any such securities or evidences of indebtedness, then, in each such case the holders of the Series A Preferred Stock shall be entitled to a proportionate share of any such distribution as though the holders of the Series A Preferred Stock were the holders of the number of shares of our common stock into which their respective shares of Series A Preferred Stock are convertible as of the record date fixed for the determination of the holders of our common stock entitled to receive such distribution. As of December 31, 2006, our Series A Preferred Stock was convertible into 28,160,200 shares of our common stock, which is subject to standard antidilution protections as well as adjustments in the event we issue any shares of capital stock for a price lower than the conversion price of the Series A Preferred Stock.

In the event of any liquidation, dissolution or winding up of our company, whether voluntary or involuntary, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of our assets or surplus funds to the holders of our common stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them. After receiving this amount, the holders of Series A Preferred Stock shall participate on an as-converted basis with the holders of common stock in any of our remaining assets.

If we are unsuccessful in establishing additional strategic alliances, our ability to develop and market products and services may be damaged.

Entering into strategic alliances, in addition to our relationship with Alticor, for the development and commercialization of products and services based on our discoveries is an important element of our business strategy. We anticipate entering into additional collaborative arrangements with Alticor. In addition, we may enter into strategic arrangements with other parties in the future. We face significant competition in seeking appropriate collaborators. If we fail to maintain our existing alliance with Alticor or establish additional strategic alliances or other alternative arrangements, then our ability to develop and market products and services will be damaged. In addition, the terms of any future strategic alliances may be unfavorable to us or these strategic alliances may be unsuccessful.

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

•       prevent others from infringing on our proprietary rights; and

•       protect trade secrets.

Our pending patent applications may not result in issued patents and any issued patents may never afford meaningful protection for our technology or products or provide us with a competitive advantage. If the patents are not issued to us, we can only rely on common law trademark rights to protect these trademarks and our trade dress. Additionally, in general nutritional products and OTCeuticals are not patentable, instead we must rely on trademark rights to protect our products. Common law trademark rights do not provide the same level of protection as afforded by a United States federal registration of a trademark. Also, common law trademark rights are limited to the geographic area in which the trademark is actually used. Further, others may develop competing products, which avoid legally infringing upon, or conflicting with, our patents. There is no assurance that another company will not replicate one or more of our products, and this may harm our ability to do business. In addition, competitors may challenge any patents issued to us, and these patents may subsequently be narrowed, invalidated or circumvented.

We also rely on trade secrets and proprietary know-how that we seek to protect, in part, with confidentiality agreements. The third parties we contract with may breach these agreements, and we may not have adequate remedies for any breach. If they do not protect our rights, third parties could use our technology, and our ability to compete in the market would be reduced. We also realize that our trade secrets may become known through other means not currently foreseen by us. Our competitors may discover or independently develop our trade secrets.

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

If third parties believe our products or services infringe upon their patents, they could bring legal proceedings against us seeking damages or seeking to enjoin us from testing, manufacturing or marketing our products or services. Any litigation could result in substantial expenses to us and significant diversion of attention by our technical and management personnel. Even if we prevail, the time, cost and diversion of resources of patent litigation would likely damage our business. If the other parties in any patent litigation brought against us are successful, in addition to any liability for damages, we may have to cease the infringing activity or obtain a costly license.

We could become subject to intense competition from other companies, which may damage our business.

Our industry is highly competitive. Our potential competitors in the United States and abroad are numerous and include, among others, major pharmaceutical and diagnostic companies, consumer products companies, specialized biotechnology firms, universities and other research institutions. Many of our competitors have considerably greater financial, technical, marketing and other resources than we do. Furthermore, many of these competitors are more experienced than we are in discovering, commercializing and marketing products. These greater resources may allow our competitors to discover important genes or genetic markers before we do. If we do not discover genes that are linked to a health risk, characterize their functions, develop genetic tests and related information services based on such discoveries, obtain regulatory and other approvals and launch these services, or products before our competitors, then our ability to generate sales and revenue will be reduced or eliminated, and could make our products obsolete. We expect competition to intensify in our industry as technical advances are made and become more widely known.

We may be subject to product liability claims that are costly to defend and that could limit our ability to use some technologies in the future.

The design, development, manufacture and use of our genetic risk assessment tests and nutritional supplements involve an inherent risk of product liability claims and associated adverse publicity. Producers of these products face substantial liability for damages in the event of product failure or allegations that the product caused harm. We currently maintain product liability insurance, but it is expensive and difficult to obtain, may not be available in the future on economically acceptable terms and may not be adequate to fully protect us against all claims. We may become subject to product liability claims that, even if they are without merit, could result in significant legal defense costs. We could be held liable for damages in excess of the limits of our insurance coverage, and any claim or resulting product recall could create significant adverse publicity.

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

Our success substantially depends on the ability, experience and performance of our senior management and other key personnel. If we lose one or more of the members of our senior management or other key employees, it could damage our development programs and our business. In addition, our success depends on our ability to continue to hire, train, retain and motivate skilled managerial and scientific personnel. The pool of personnel with the skill that we require is limited. Competition to hire from this limited pool is intense. We compete with numerous pharmaceutical and healthcare companies, as well as universities and nonprofit research organizations in the highly competitive Boston, Massachusetts business area. Our current senior management team is employed by us under agreements that may be terminated by them for any reason upon 30 days’ notice. There can be no assurances, therefore, that we will be able to retain our senior executives or replace them, if necessary. We do not maintain key man life insurance on any of our personnel.

In a circumstance in which Alticor enters a business in competition with our own, certain of our Directors might have a conflict of interest.

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

The terms of this agreement will terminate on the date that no person who is a director, officer or employee of ours is also a director, officer, or employee of Alticor or its affiliates.

We may be prohibited from fully using our net operating loss carryforwards, which could affect our financial performance.

As a result of the losses incurred since inception, we have not recorded a federal income tax provision and have recorded a valuation allowance against all future tax benefits. As of December 31, 2006, we had gross net operating loss and research tax credit carryforwards of approximately $47.6 million and $950,000, respectively, for federal income tax purposes, expiring in varying amounts through the year 2026. As of December 31, 2006, we had gross net operating loss and research tax credit carryforwards of approximately $21.0 and $490,000, respectively, for state income tax purposes, expiring in varying amounts through the year 2026. Our ability to use these net operating loss and credit carryforwards is subject to restrictions contained in the Internal Revenue Code which provide for limitations on our utilization of our net operating loss and credit carryforwards following a greater than 50% ownership change during the prescribed testing period. We have experienced two such ownership changes. One change arose in March 2003 and the other was in June 1999. As a result, all of our net operating loss carryforwards are limited in utilization. The annual limitation may result in the expiration of the carryforwards prior to utilization. In addition, in order to realize the future tax benefits of our net operating loss and tax credit carryforwards, we must generate taxable income, of which there is no assurance.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our offices and laboratories are located at 135 Beaver Street, Waltham, Massachusetts 02452. In February 2004, we entered into a new lease expanding our space to approximately 19,000 square feet and extended the term of the lease through March 2009. As part of our acquisition of the Alan James Group assets in August 2006, we also acquired a lease for 4,156 square feet of office space in Boca Raton, Florida. This lease expires in June 2007. We intend to enter into a new lease at the same location in the Boca Raton, Florida, or seek alternate office space in the area.

Item 3.                        Legal Proceedings

We are not currently a party to any material legal proceedings and management is not aware of any contemplated proceedings by any governmental authority or otherwise against us.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock began trading on The Nasdaq SmallCap Market on November 26, 1997 under the symbol “MSSI” and on the Boston Stock Exchange (BSE) under the symbol “MSI.” In August 1999, our common stock symbol changed to “ILGN” on the Nasdaq SmallCap Market and “ILG” on the BSE. On December 10, 2002, our common stock was delisted from the Nasdaq SmallCap Market and began trading on the OTC Bulletin Board under the symbol “ILGN.OB.” On December 28, 2005, our common stock began trading on the American Stock Exchange (AMEX) under the symbol “ILI.” The common stock currently trades on the AMEX and the BSE. Prior to November 1997, there was no established trading market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock, as reported by the OTC Bulletin Board through December 27, 2005 and the AMEX thereafter.

	High	Low
2006:
First Quarter	$9.23	$4.60
Second Quarter	$8.14	$4.85
Third Quarter	$6.90	$4.80
Fourth Quarter	$6.95	$5.50
	High	Low
2005:
First Quarter	$4.00	$3.20
Second Quarter	$3.92	$2.95
Third Quarter	$4.50	$2.95
Fourth Quarter	$6.42	$3.30

Stockholders

As of March 31, 2007, there were approximately 120 stockholders of record and according to our estimates, approximately 4,200 beneficial owners of our common stock.

Dividends

We have not declared any dividends to date and do not plan to declare any dividends on our common stock in the foreseeable future.

Sale of Unregistered Securities

None that have not been previously reported.

Issuer Purchases of Equity Securities

None.

Item 6.                        Selected Consolidated Financial Data

The following table sets forth our selected consolidated financial data as of and for each of the five years ended December 31, 2006. The selected consolidated financial data as of and for each of the five years ended December 31, 2006 has been derived from our consolidated financial statements. Our consolidated financial statements and the related reports as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenue	$4,731,026	$22,877	$34,671	$54,105	$289,908
Cost of revenue	2,842,597	—	351	20,658	484
Gross profit	1,888,249	22,877	34,320	33,447	289,424
Operating Expenses:
Research and development	3,262,349	3,127,086	4,078,316	3,457,861	3,082,484
Selling, general and administrative	4,506,799	2,916,858	2,636,045	2,436,801	2,333,314
Amortization of intangible assets	646,065	36,921	21,992	6,418	—
Total operating expenses	8,415,213	6,080,865	6,736,353	5,901,080	5,415,798
Loss from operations	(6,526,784)	(6,057,988)	(6,702,033)	(5,867,633)	(5,126,374)
Other income (expense):
Interest income	283,191	131,656	58,115	48,535	26,784
Interest expense	(234,289)	(182,617)	(140,410)	(144,802)	(71,894)
Amortization of note discount	(461,874)	(461,875)	(461,874)	(595,014)	(150,082)
Other income (expense), net	—	—	—	—	15,447
Total other income (expense), net	(412,972)	(512,836)	(544,169)	(691,281)	(179,745)
Net loss before income taxes	(6,939,756)	(6,570,824)	(7,246,202)	(6,558,914)	(5,306,119)
Provision for income taxes	(7,000)	—	—	—	—
Net loss	$(6,946,756)	$(6,570,824)	$(7,246,202)	$(6,558,914)	$(5,306,119)
Accretion of convertible preferred stock discount	—	—	—	(8,094,727)	—
Net loss attributable to common stockholders	$(6,946,756)	$(6,570,824)	$(7,246,202)	$(14,653,641)	$(5,306,119)
Basic and diluted net loss per common share	$(0.27)	$(0.28)	$(0.31)	$(0.63)	$(0.24)
Weighted average common shares outstanding	25,340,107	23,702,967	23,482,642	23,193,195	21,713,432

	As of December 31,
	2006	2005	2004	2003	2002
Selected Balance Sheet Data:
Cash and cash equivalents	$10,082,919	$3,415,174	$4,528,425	$4,759,453	$733,848
Working capital	$5,602,760	$574,914	$3,276,072	$4,216,466	$(279,029)
Total assets	$22,630,285	$4,970,075	$6,185,501	$5,340,604	$1,249,779
Long term debt and capital lease obligations, less current portion	—	$1,671,588	$1,212,691	$765,129	$1,518,322
Stockholders’ equity (deficit)	$13,785,931	$283,745	$3,527,507	$3,912,371	$(1,384,560)

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our “Selected Consolidated Financial Data” and the audited Consolidated Financial Statements and the notes thereto included elsewhere in this document.

General Overview

We are a company focused on developing, acquiring, and commercializing personalized health products that can help individuals improve and maintain their health through preventive measures. We use functional genomics to help in the development of genetic risk assessment tests based on genetic variations in people. Effective August 17, 2006, we also develop and market nutritional and OTCeutical products. We have commercialized genetic tests for periodontal disease risk assessment, cardiovascular risk assessment, and general nutrition assessment. In addition, our Alan James Group subsidiary sells nutritional product brands, including Ginkoba, Ginsana, and Venastat through the nation’s largest food, drug and mass retailers. Our current development programs focus on osteoporosis and weight management genetic risk assessment tests, as well as our new proprietary OTCeuticals for distribution through the Alan James Group. We expect that these programs will also lead to the personalized selection of nutritional and therapeutic products, and provide consumers and healthcare professionals with better preventive product alternatives.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies and estimates upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are the following:

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

Revenue Recognition:

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectibility is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test.

Revenue from product sales is recognized when there is persuasive evidence of an arrangement, delivery has occurred and title and risk of loss have transferred to the customer, the sales price is determinable and collectibility is reasonably assured. We have no consignment sales. Product revenue is reduced for allowances and adjustments, including returns, discontinued items, discounts, trade promotions and slotting fees.

Allowance for Sales Returns:

Our recognition of revenue from sales to retailers is impacted by giving them rights to return damaged and outdated products as well as the fact that as a practical business matter, our sales force, along with our customers, is constantly working to ensure profitability of our products within retailers by rotating slow moving items out of stores and replacing those products with what we and the retailer expect will be more profitable, faster selling items. For product sales we believe we can reasonably and reliably estimate future returns, we recognize revenue at the time of sale. For product sales which we cannot estimate future returns, particularly new products, we defer revenue recognition until the return privilege has substantially expired or the amount of future returns can be reasonably estimated.

We analyze sales returns in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists. We are able to make reasonable and reliable estimates based on our 2 plus years of history. We also monitor the buying patterns of the end-users of our products based on sales data received. We review our estimated product returns based on expected data communicated by our customers. We also monitor the levels of inventory at our largest customers to avoid excessive customer stocking of merchandise. We believe we have sufficient interaction and knowledge of our customers and of the industry trends and conditions to adjust the accrual for returns when necessary. We believe that this analysis creates appropriate estimates of expected future returns. There is no guarantee that future returns will not increase to, or exceed, the levels experienced in the past. Furthermore, the possibility exists that should we lose a major account, we may agree to accept a substantial amount of returns.

Trade Promotions:

We use objective procedures for estimating our allowance for trade promotions.  The allowance for trade promotions offered to customers is based on contracted terms or other arrangements agreed in advance.

Inventory:

We value our inventory at the lower of cost or market. We monitor our inventory and analyze it on a regular basis. Cycle counts are taken periodically to verify inventory levels. In addition, we analyze the movement of items within our inventory in an effort to determine the likelihood that inventory will be sold or used before expiration dates are reached. We provide an allowance against that portion of inventory that we believe is unlikely to be sold or used before expiration dates are reached.

Stock-based compensation:

We account for our stock-based compensation expense in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R) using the modified prospective basis. SFAS No. 123R addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R requires us to expense SBP awards with compensation cost for SBP transactions measured at fair value. SFAS No. 123R applies to new equity awards and to equity awards modified, repurchased or canceled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under SFAS No. 123. Additionally, common stock purchased pursuant to our employee stock purchase plan will be expensed based upon the fair market value in excess of purchase price.

Intangible Assets:

Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets purchased and liabilities assumed. We have accounted for our acquisitions using the purchase method of accounting. Values were assigned to intangible assets based on third-party independent valuations, as well as management’s forecasts and projections that include assumptions related to future revenue and cash flows generated from the acquired assets.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $19.4 million as of December 31, 2006, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Recent Accounting Pronouncements:

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R), Transition Election Related to Accounting for Tax-Effects of Share-Based Payment Awards. We are currently evaluating whether we will adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool that are outstanding upon adoption of SFAS No. 123R.

In July 2006, the FASB issued  FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement 109) (FIN 48), which is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. We have not yet determined the impact, if any, of adopting this interpretation on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, SFAS No. 157 was issued to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair measurements. The definition about of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. The effective date is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe that the adoption of SFAS No. 157 will have a material impact on the Company’s financial position.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both of the two widely-recognized methods for quantifying the effects of financial misstatements. The adoption of SAB No. 108 did not have a material impact on our financial position or results of operations because we had no prior year misstatements that were material to the current year’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. We have not yet determined the impact, if any, of adopting this statement on its financial position, results of operations and cash flows.

Results of Operations

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Revenue for the year ended December 31, 2006 was $4.7 million compared to $23,000 for the year ended December 31, 2005, an increase of $4.7 million. The increase was due to revenues of $2.7 million from our personalized health segment, including $2.6 million from Alticor for the heart health genetic test and the general nutrition genetic test, both of which were launched by Alticor during the first quarter of 2006, and $2.1 million from our consumer products segment which sells branded nutritional supplements to large retail outlets by the Alan James Group since August 17, 2006 (the date of our acquisition of that business). Since Alticor has not previously sold a product similar to the genetic risk assessment tests, we cannot predict any fluctuations we may experience in our test revenues or whether revenues derived from Alticor related to the heart health and general nutrition genetic tests will be sustained in future periods. Recently, retail purchases of nutritional products by consumers have generally declined year over year. As a result, we expect sales of our existing nutritional products to remain flat or experience declines in future periods. We also receive a royalty on Alticor’s sales of nutritional products associated with the heart health genetic test and for the year ended December 31, 2006 this royalty revenue was $6,000. Revenue in each period also includes minimal royalties on sales of the PST® periodontal disease genetic risk assessment test. Cost of revenue was $2.8 million and gross profit was $1.9 million, or 40% of revenue, for the year ended December 31, 2006. Cost of personalized health revenue, including fixed overhead costs associated with laboratory operations, was $1.2 million for the year ended December 31, 2006, resulting in a gross profit from personalized health testing of $1.5 million, or 55% of revenue. Cost of consumer products revenue was $1.6 million for the period from August 17, 2006 (the date of our acquisition of that business) to December 31, 2006, resulting in gross profit from these products of $420,000, or 21% of revenue. This lower than normal gross profit was primarily due to the sale of inventory revalued at the date of acquisition. We expect this below normal gross profit until the acquired nutritional products inventory is sold, which we anticipate occurring during the first quarter of 2007. Revenue and gross profit results for the year ended December 31, 2006 contributed to a net loss of $6.9 million, or $(0.27) per share, compared to a loss of $6.6 million, or $(0.28) per share for the same period in 2005.

Research and development expenses were $3.3 million for the year ended December 31, 2006 compared to $3.1 million for the year ended December 31, 2005, an increase of $135,000 or 4%. Funded research and development expenses were $1.7 million for the year ended December 31, 2006 compared to $1.5 million for the year ended December 31, 2005, an increase of $210,000 or 14%. In March 2003, we entered into a research agreement with Alticor to develop genetic tests and software to assess personalized risk and develop and use screening technologies to validate the effectiveness of the nutrigenomic consumables Alticor is developing. In March 2005, we entered into two new agreements with Alticor to continue the research being performed. Direct expenses associated with these agreements were $1.3 million and $987,000 for the years ended December 31, 2006 and 2005, respectively. In June 2004, we entered into another research agreement with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. Direct expenses associated with this agreement were $360,000 and $412,000 for the year ended December 31, 2006 and 2005, respectively. In addition, during 2005, we conducted genotyping tests for Alticor for research purposes. The costs associated with these tests were $66,000 for the year ended December 31, 2005. Other research and development expenses, including overhead costs associated with research and development activities, were $1.6 million for the year ended December 31, 2006 compared to $1.7 million for year ended December 31, 2005, a decrease of $75,000 or 5%. This decrease was largely attributable to the change in the role of the Chief Scientific Officer from solely scientific research to primarily executive management as of March 31, 2006. This amount was partly offset by the recording of $325,000 of stock-based compensation expense for the year ended December 31, 2006 as a result of adopting SFAS No. 123R. In addition, other research and development expenses for the year ended December 31, 2006 includes $41,000 of costs associated with the termination of an employee as a result of cost cutting efforts. These cost cutting efforts are expected to result in annual savings of approximately $115,000 beginning in 2007.

Selling, general and administrative expenses were $4.5 million for year ended December 31, 2006 compared to $2.9 million for the year ended December 31, 2005, an increase of $1.6 million or 55%. This increase was largely attributable to costs of $893,000 incurred by the Alan James Group since August 17, 2006 (the date of our acquisition of that business) and the recording of $709,000 of stock-based compensation expense for year ended December 31, 2006 as a result of adopting SFAS No. 123R. In addition, selling, general and administrative expenses for the year ended December 31, 2006 includes $193,000 of costs associated with the termination of employees as a result of cost cutting efforts. This increase in costs in 2006 was partially offset by non-recurring professional fees incurred in 2005 associated with the implementation of Sarbanes-Oxley Section 404.

Amortization of intangible assets was $646,000 for year ended December 31, 2006 compared to $37,000 during the same period in the prior year. This increase was primarily attributable to amortization expense associated with acquisition-related intangible assets.

Interest income was $283,000 for the year ended December 31, 2006 compared to $132,000 the year ended December 31, 2005. The increase of 115% is primarily the result of an increase in our cash balances being maintained in interest bearing accounts coupled with an increase in the prevailing interest rates. Interest expense of $234,000 was incurred during the year ended December 31, 2006, compared to $183,000 for the same period in 2005. The increase of 28% is primarily due to the increase in the prevailing interest rate over the two periods from 6.25% in 2005 to 9.25% in 2006.

We recorded amortization of note discount of $462,000 for each of the years ended December 31, 2006 and 2005. Of the $462,000 expense, $311,000 is due to the amortization of the $1.5 million of discount resulting from the beneficial conversion feature of the convertible debt issued in March 2003 and $151,000 is due to the amortization of the $732,000 of discount associated with the below market stated interest rate.

We recorded a provision for income taxes of $7,000 for the year ended December 31, 2006 in accordance with SFAS No. 109, Income Taxes. This provision is the result of recording amortization expense on the indefinite lived assets, acquired from the Alan James Group, for income tax purposes. As we do not recognize amortization expense on indefinite lived assets for book purposes, this results in a permanent difference.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Revenue for the year ended December 31, 2005 was $23,000 compared to $35,000 for the year ended December 31, 2004, a decrease of $12,000 or 34%. Royalties on PST® sales were $10,000 and $18,000 for 2005 and 2004, respectively. Licensing revenue was $10,000 and $16,000 for 2005 and 2004, respectively. 2005 revenue included $3,000 from genotyping tests processed in our commercial laboratory.

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

Selling, general and administrative expenses were $2.9 million for the year ended December 31, 2005 compared to $2.6 million for the prior year, an increase of $296,000 or 11%. Selling, general and administrative expenses for the year ended December 31, 2005 includes professional fees of $247,000 for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for fiscal year 2004 and $215,000 for fiscal year 2005. There were no professional fees incurred during the year ended December 31, 2004 for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In addition, selling, general and administrative expenses for the year ended December 31, 2005 include a one-time placement fee for the Chief Medical Officer position of $54,000, which was filled in late June 2005. These expenses were offset in part by reductions in corporate overhead.

Amortization of intangible assets was $37,000 for year ended December 31, 2005 compared to $22,000 during the same period in the prior year. This increase was primarily attributable to amortization expense associated with capitalized patent costs during 2005.

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

Liquidity and Capital Resources

Cash and cash available under our credit facilities are key financial performance indicators for us. As of December 31, 2006, we had cash and cash equivalents of $10.1 million and borrowings available under our credit facilities of $17.9 million for a total of $28.0 million in cash and available borrowings. Of the

$17.9 million borrowings available under our credit facilities, $3.5 million expired on March 31, 2007 unused. Net cash used in operating activities was $3.4 million and $4.2 million during the years ended December 31, 2006 and 2005, respectively.

Cash used in investing activities was $8.0 million for the year ended December 31, 2006 and $257,000 for the same period in 2005. In August 2006, we acquired the assets and business of the Alan James Group. The acquired business primarily develops, markets and sells nutritional products and OTCeuticals and related activities. We paid initial consideration at the closing consisting of approximately $7.0 million in cash and the obligation to place in escrow $250,000 and 88,055 shares of Common Stock. We are also responsible to pay additional contingent consideration of up to $1,500,000 in cash and up to 1,628,833 shares of Common Stock over the next three years upon achievement of certain earnings milestones by the Alan James Group. Capital additions and increases in other assets were $332,000 and $257,000 for the year ended December 31, 2006 and 2005, respectively.

Cash provided by financing activities was $18.1 million for the year ended December 31, 2006 compared to $3.3 million for the year ended December 31, 2005. On August 17, 2006, we entered into a Stock Purchase Agreement with Alticor. Pursuant to the Stock Purchase Agreement, we issued and sold to Alticor an aggregate of 2,750,037 shares of Common Stock for an aggregate purchase price of $15,615,537, or $5.6783 per share. In addition, during 2006, we received $1.5 million of research funding from our strategic alliance with Alticor, $1.1 million from the exercise of stock options and warrants and $44,000 from stock purchases through the employee stock purchase plan. These amounts were offset by $3,000 of payments of our capital lease obligations. During 2005, we received $2.7 million of research funding from our strategic alliance with Alticor, $578,000 from the exercise of stock options and $36,000 from stock purchases through the employee stock purchase plan. These amounts were offset by $14,000 of payments of our capital lease obligations. We currently do not have any commitments for any material capital expenditures.

A summary of our contractual obligations as of December 31, 2006 is included in the table below:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$2,595,336	$2,595,336	$—	$—	$—
Operating Lease Obligations	1,034,628	486,901	547,727	—	—
TOTAL	$3,629,964	$3,082,237	$547,727	$—	$—

Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available, funds to be generated from operations and our available lines of credit will be adequate to finance our ongoing operations for at least the next twelve months.

Item 7A.                Quantitative and Qualitative Disclosure about Market Risk

As of December 31, 2006, the only financial instruments we carried were cash and cash equivalents. We believe the market risk arising from holding these financial instruments is immaterial.

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

(a)   Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

Our internal control over financial reporting includes those policies and procedures that:

•        pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•        provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•        provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level of risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work.

In connection with management’s evaluation, we excluded an evaluation of our wholly-owned subsidiary, AJG Brands, Inc. doing business as the Alan James Group, which was acquired on August 17, 2006. Such exclusion was in accordance with the Securities and Exchange Commission guidance that an assessment of a recently-acquired business may be omitted in management’s report on internal controls over financial reporting, provided the acquisition took place within the past twelve month’s of management’s evaluation.

The following material weakness in the company’s internal control over financial reporting was identified:

The Company’s wholly-owned subsidiary, AJG Brands, Inc. doing business as the Alan James Group, which was acquired in August 2006, did not perform sufficient analysis on its historical sales return data by customer to appropriately document its basis for estimating future sales returns on a timely basis. In addition, the Alan James Group did not obtain information from its customers regarding the levels of inventory subject to rights of return on a timely basis. This limited the ability of the Company to reasonably and reliably estimate future returns on a timely basis.

Based on this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2006.  Management’s assessment of the effectiveness of the

Company’s internal control over financial reporting as of December 31, 2006 has been attested to by Grant Thornton LLP, the Company’s independent registered public accounting firm, as stated in their report, which is set forth beginning on page F-3.

In an effort to remediate the identified material weakness, management has implemented since December 31, 2006, or is in the process of implementing, improvement to the inputs to our process of estimating product returns.

(b) Changes in Internal Control and Financial Reporting.

We acquired the Alan James Group on August 17, 2006 and are in the process of evaluating Alan James Group’s internal control over financial reporting and will make changes where appropriate. To date, we have identified a material weakness as discussed under Item 9A. (a).

(c)  Evaluation of Disclosure Controls and Procedures.

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our principal executive officer and principal financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose.

(d) Limitations on the Effectiveness of Controls.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgment in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. In connection with management’s evaluation, we excluded an evaluation of our wholly-owned subsidiary, AJG Brands, Inc. doing business as the Alan James Group, which was acquired on August 17, 2006. Such exclusion was in accordance with the Securities and Exchange Commission guidance that an assessment of a recently-acquired business may be omitted in management’s report on internal controls over financial reporting, provided the acquisition took place within the past twelve month’s of management’s evaluation.

The design of any system of controls also is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future condition. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.               Other Information

Not applicable.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Information required under this Item will be contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission on or before April 30, 2007, which is incorporated herein by reference under the sections entitled “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Code of Conduct and Ethics.”

Item 11.                 Executive Compensation

Information required under this Item will be contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission on or before April 30, 2007, which is incorporated herein by reference under the section entitled “Executive Compensation.”

Item 12.                   Security Ownership of Certain Beneficial Owners and Management

Information required under this Item will be contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission on or before April 30, 2007, which is incorporated herein by reference under sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Information required under this Item will be contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission on or before April 30, 2007, which is incorporated herein by reference under the section entitled “Certain Relationships and Related Transactions.”

Item 14.                 Principal Accountant Fees and Services

Information required under this Item will be contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders that will be filed with the Commission on or before April 30, 2007, which is incorporated herein by reference under the section entitled “Ratify Appointment of Independent Public Accountants.”

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

1. Financial Statements:

The Consolidated Financial Statements of the Company and the related report of the Company’s independent registered public accounting firm thereon have been filed under Item 8 hereof.

2. Financial Statement Schedules:

Schedule II: Valuation and Qualifying Accounts for the Years Ended December 31, 2004, 2005 and 2006

All other information required by this item is not applicable or has been included in the consolidated financial statements and related notes thereto.

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
10.2@

Amendment to the Interleukin Genetics, Inc. 1996 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.18 of the Company’s Registration Statement No. 333—37441 on Form SB-2 filed October 8, 1997)

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

10.6@

Non-Qualified Stock Option Agreement dated November 30, 1999 between the Company and Philip R. Reilly (incorporated herein by reference to Exhibit 4.5 of the Company’s Registration Statement No. 333-32538 on Form S-8 filed March 15, 2000)

10.7@	2000 Employee Stock Compensation Plan for the Company (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.8@	Form of Nonqualified Stock Option Grant (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.9@	Form of Incentive Stock Option Grant (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.10

Note Purchase Agreement between the Company and Pyxis Innovations Inc. dated October 22, 2002 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 28, 2002)

10.11

Security Agreement between the Company and Pyxis Innovations Inc. dated October 22, 2002 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 28, 2002)

10.12	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 7, 2002)
10.13	Registration Rights Agreement dated August 9, 2002 (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 7, 2002)
10.14

Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated March 5, 2003 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2003)

10.15

Amendment No. 3 to Note Purchase Agreement between the Company and Pyxis Innovations Inc., dated March 5, 2003 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 5, 2003)

10.16

Amendment No. 2 to the Security Agreement between the Company and Pyxis Innovations Inc., dated March 5, 2003 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 5, 2003)

10.17	Form of Amended and Restated Promissory Note (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.18

Amendment No. 2 to Note Purchase Agreement between the Company and Pyxis Innovations Inc. (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on March 5, 2003)

10.19+

Research Agreement between the Company and Access Business Group dated March 5, 2003 (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on March 5, 2003)

10.20+

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

10.22@	Form of Director’s Indemnity Agreement dated March 5, 2003 (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.23

Commercial Lease Agreement between the Company and Clematis LLC dated February 13, 2004 (incorporated herein by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K filed on March 29, 2004)

10.24+

Distribution Agreement with the Company and Access Business Group International LLC, dated February 26, 2004 (incorporated herein by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K filed on March 29, 2004)

10.25+

Research Agreement by and between the Company and Access Business Group LLC dated June 17, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 10, 2004)

10.26

Interleukin Genetics, Inc. 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement No. 333-118551 on Form S-8 filed on August 25, 2004)

10.27+

Amendment #1 to Research Agreement by and between the Company and Access Business Group LLC dated June 17, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 3, 2004)

10.28+

Research Agreement by and between the Company and Access Business Group LLC dated March 5, 2005 (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K filed on April 26, 2005)

10.29+

Research Agreement by and between the Company and Access Business Group LLC dated March 5, 2005 (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed on April 26, 2005)

10.30

First Amendment to Distribution Agreement with the Company and Access Business Group International LLC, dated February 28, 2005 (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed on April 26, 2005)

10.31

Amendment No. 4 to Note Purchase Agreement between the Company and Pyxis Innovations Inc. dated March 3, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006)

10.32

Purchase Agreement between the Company and Access Business Group LLC dated February 23, 2006 effective as of January 31, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006)

10.33

Purchase Agreement between the Company and Access Business Group LLC dated February 23, 2006 effective as of March 23, 2006 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006)

10.34@	Employment Agreement dated March 31, 2006 between the Company and Kenneth S. Kornman (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006)

10.35@	Employment Agreement dated March 31, 2006 between the Company and Philip R. Reilly (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006)
10.36

Second Amendment to Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated February 28, 2005 (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed on April 26, 2005)

10.37

Asset Purchase Agreement By and Among Alan James Group, LLC, AJG-NB, LLC, AJG-BI Brands, LLC, AJG-GNC, LLC, The Owners of Each of the Foregoing, AJG Brands Inc. and the Company dated August 17, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed on October 31, 2006)

10.38

Stock Purchase Agreement Between the Company and Pyxis Innovations Inc. dated August 17, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed on October 31, 2006)

10.39

Amendment No. 5 to Note Purchase Agreement between the Company and Pyxis Innovations Inc. dated March 3, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A filed on October 31, 2006)

10.40	Form of Promissory Note (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K/A filed on October 31, 2006)
10.41@

Employment Agreement dated August 17, 2006 between the Company and Timothy J. Richerson (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K/A filed on October 31, 2006)

10.42@

Employment Agreement dated August 17, 2006 between the Company and David A. Finkelstein (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K/A filed on October 31, 2006)

21.1*	Subsidiaries of the Company
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

INTERLEUKIN GENETICS, INC.
By:	/s/ TIMOTHY J. RICHERSON
Timothy J. Richerson
Chief Executive Officer

Date: April 2, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date Signed
/s/ TIMOTHY J. RICHERSON	Chief Executive Officer (Principal
Timothy J. Richerson	Executive Officer)	April 2, 2007
/s/ JOHN J. MCCABE	Chief Accounting Officer &
John J. McCabe	Controller (Principal Financial and	April 2, 2007
Accounting Officer)
/s/ KENNETH S. KORMAN	President, Chief Scientific Officer
Kenneth S. Korman	and Director	April 2, 2007
/s/ DIANNE E. BENNETT		April 2, 2007
Dianne E. Bennett	Director
/s/ GEORGE CALVERT		April 2, 2007
George Calvert	Director
/s/ THOMAS R. CURRAN, JR.		April 2, 2007
Thomas R. Curran, Jr.	Chairman of the Board of Directors

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Interleukin Genetics, Inc.

We have audited the accompanying consolidated balance sheets of Interleukin Genetics, Inc. and subsidiaries (the “Company”) as of  December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three year period ended  December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interleukin Genetics, Inc. and subsidiaries as of  December 31, 2006 and 2005, and the results of their operations and their cash flows for the each of the years in the three year period ended  December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 3 and 13 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments to conform to Statement of Financial Accounting Standards No. 123(R) as of January 1, 2006.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as of and for the year ended December 31, 2006 and, in our opinion, is fairly stated in all material aspects in relation to the basic consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Interleukin Genetics, Inc. and subsidiaries’ internal control over financial reporting as of  December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 2, 2007, expressed an unqualified opinion on management’s assessment of the Company’s internal control over financial reporting, and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Interleukin Genetics, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Interleukin Genetics, Inc. and subsidiaries (the “Company”) (a Delaware corporation) did not maintain effective internal control over financial reporting as of  December 31, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Interleukin Genetics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.

The Company’s wholly-owned subsidiary, AJG Brands, Inc. doing business as the Alan James Group, which was acquired in August 2006, did not perform sufficient analysis on its historical sales return data by customer to appropriately document its basis for estimating future sales returns on a timely basis. In addition, the Alan James Group did not obtain information from its customers regarding the levels of inventory subject to rights of return on a timely basis. This limited the ability of the Company to reasonably and reliably estimate future returns on a timely basis.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated April 2, 2007 on those consolidated financial statements.

In our opinion, management’s assessment that Interleukin Genetics, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of  December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Interleukin Genetics, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of  December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interleukin Genetics, Inc. as of  December 31, 2006 and 2005 the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended  December 31, 2006 and our report dated April 2, 2007, expressed an unqualified opinion.

We do not express an opinion on any form of assurance of management’s statements referring to management’s awareness of errors or awareness of transactions inconsistent with management’s intent or to the Company’s plans to remediate or reports to be made in future filings.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
April 2, 2007

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$10,082,919	$3,415,174
Accounts receivable from related party	199,395	—
Trade accounts receivable, net of allowances for doubtful accounts of $28,000 and $0 in 2006 and 2005, respectively	769,053	278
Inventory	1,504,154	—
Prepaid expenses and other current assets	435,592	174,204
Total current assets	12,991,113	3,589,656
Fixed assets, net	875,934	956,828
Intangible assets, net	8,726,820	387,173
Other assets	36,418	36,418
Total assets	$22,630,285	$4,970,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$948,421	$170,474
Accrued expenses	2,119,729	520,512
Deferred receipts	1,277,132	2,002,760
Commitments for funded research and development projects	165,556	318,019
Due to seller under the asset purchase agreement	744,053	—
Current portion of capital lease obligations	—	2,977
Current portion of convertible debt, net of discount of $461,874 in 2006	2,133,462	—
Total current liabilities	7,388,353	3,014,742
Convertible debt, net of discount of $923,748 in 2005, net of current portion	—	1,671,588
Contingent acquisition consideration	1,449,001	—
Deferred tax liability	7,000	—
Total liabilities	8,844,354	4,686,330
Stockholders’ equity:
Convertible preferred stock, $0.001 par value—6,000,000 shares authorized; 5,000,000 shares of Series A issued and outstanding at December 31, 2006 and 2005; aggregate liquidation preference of $18,000,000 at December 31, 2006	5,000	5,000
Common stock, $0.001 par value—75,000,000 shares authorized; 27,406,984 and 23,927,326 shares issued and outstanding at December 31, 2006 and 2005, respectively	27,407	23,927
Additional paid-in capital	81,896,060	61,450,598
Accumulated deficit	(68,142,536)	(61,195,780)
Total stockholders’ equity	13,785,931	283,745
Total liabilities and stockholders’ equity	$22,630,285	$4,970,075

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
Revenue:
Revenue from related party	$2,652,198	$—	$—
Revenue from others	2,078,828	22,877	34,671
Total revenue	4,731,026	22,877	34,671
Cost of revenue	2,842,597	—	351
Gross profit	1,888,429	22,877	34,320
Operating Expenses:
Research and development	3,262,349	3,127,086	4,078,316
Selling, general and administrative	4,506,799	2,916,858	2,636,045
Amortization of intangible assets	646,065	36,921	21,992
Total operating expenses	8,415,213	6,080,865	6,736,353
Loss from operations	(6,526,784)	(6,057,988)	(6,702,033)
Other income (expense):
Interest income	283,191	131,656	58,115
Interest expense	(234,289)	(182,617)	(140,410)
Amortization of note discount	(461,874)	(461,875)	(461,874)
Total other income (expense), net	(412,972)	(512,836)	(544,169)
Net loss before income taxes	(6,939,756)	(6,570,824)	(7,246,202)
Provision for income taxes	(7,000)	—	—
Net loss	$(6,946,756)	$(6,570,824)	$(7,246,202)
Basic and diluted net loss per common share	$(0.27)	$(0. 28)	$(0. 31)
Weighted average common shares outstanding	25,340,107	23,702,967	23,482,642

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

	Convertible Preferred Stock		Common Stock		Additional
	Shares	$0.001 par value	Shares	$0.001 par value	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2003	5,000,000	$5,000	23,262,588	$23,263	$51,262,862	$(47,378,754)	$3,912,371
Net loss	—	—	—	—	—	(7,246,202)	(7,246,202)
Investment by Alticor:
Series A preferred stock	—	—	—	—	2,000,000	—	2,000,000
Research funding	—	—	—	—	3,880,000	—	3,880,000
Other	—	—	—	—	274,088	—	274,088
Common stock issued:
Exercise of stock options	—	—	320,751	321	674,026	—	674,347
Employee stock purchase plan	—	—	10,998	11	32,892	—	32,903
Balance as of December 31, 2004	5,000,000	5,000	23,594,337	23,595	58,123,868	(54,624,956)	3,527,507
Net loss	—	—	—	—	—	(6,570,824)	(6,570,824)
Investment by Alticor:
Research funding	—	—	—	—	2,517,474	—	2,517,474
Other	—	—	—	—	196,000	—	196,000
Common stock issued:
Exercise of stock options	—	—	320,342	320	577,710	—	578,030
Employee stock purchase plan	—	—	12,647	12	35,546	—	35,558
Balance as of December 31, 2005	5,000,000	5,000	23,927,326	23,927	61,450,598	(61,195,780)	283,745
Net loss	—	—	—	—	—	(6,946,756)	(6,946,756)
Investment by Alticor:
Research funding	—	—	—	—	1,451,978	—	1,451,978
Other	—	—	—	—	1,274,210	—	1,274,210
Private placement, net of issuance costs of $150,063	—	—	2,750,037	2,750	15,462,724	—	15,465,474
Common stock issued:
Exercise of stock warrants	—	—	125,000	125	312,375	—	312,500
Exercise of stock options	—	—	539,050	539	830,194	—	830,733
Employee stock purchase plan	—	—	9,074	9	44,350	—	44,359
Restricted stock awards	—	—	28,497	29	(29)	—	—
Common stock awards	—	—	28,000	28	(28)	—	—
Stock-based compensation expense	—	—	—	—	1,069,688	—	1,069,688
Balance as of December 31, 2006	5,000,000	$5,000	27,406,984	$27,407	$81,896,060	$(68,142,536)	$13,785,931

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,946,756)	$(6,570,824)	$(7,246,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	983,400	340,237	123,566
Amortization of note discount	461,874	461,875	461,874
Stock-based compensation expense	1,069,688	—	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	511,667	9,853	(4,533)
Inventory	495,846	—	—
Prepaid expenses and other current assets	(152,777)	8,615	(68,300)
Accounts payable	313,472	75,694	24,973
Accrued expenses	(456,499)	(394,395)	376,716
Deferred receipts	428,684	1,990,000	(16,000)
Commitments for funded research and development projects	(152,463)	(90,525)	408,544
Deferred tax liability	7,000
Net cash used in operating activities	(3,436,864)	(4,169,470)	(5,939,362)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(146,297)	(118,057)	(971,991)
Increase in other assets	(185,712)	(138,473)	(154,667)
Acquisition of the assets and business of the Alan James Group, LLC, including transaction costs paid of $634,192	(7,665,449)	—	—
Net cash used in investing activities	(7,997,458)	(256,530)	(1,126,658)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by Alticor, net of issuance costs	16,917,452	2,713,474	6,154,088
Proceeds from exercises of stock warrants and options	1,143,233	578,030	674,347
Proceeds from employee stock purchase plan	44,359	35,558	32,903
Principal payments of capital lease obligations	(2,977)	(14,313)	(26,346)
Net cash provided by financing activities	18,102,067	3,312,749	6,834,992
Net increase (decrease) in cash and cash equivalents	6,667,745	(1,113,251)	(231,028)
Cash and cash equivalents, beginning of year	3,415,174	4,528,425	4,759,453
Cash and cash equivalents, end of year	$10,082,919	$3,415,174	$4,528,425
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Deferred receipt reclassified to equity	$1,274,210	$—	$—
Interest paid:
Cash paid for interest	$234,289	$182,617	$140,410

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Company Overview

Interleukin Genetics, Inc. (Interleukin or the Company) is a company focused on developing, acquiring, and commercializing personalized health products that can help individuals improve and maintain their health through preventive measures. It uses functional genomics to help in the development of risk assessment tests based on the genetic variations in people. The Company also develops and markets nutritional and OTCeutical® products. Interleukin has commercialized genetic tests for periodontal disease risk assessment, cardiovascular risk assessment, and general nutrition assessment. In addition, through its Alan James Group subsidiary which it acquired in August 2006, Interleukin sells its nutritional product brands, including Ginkoba®, Ginsana®, and Venastat®, through the nation’s largest food, drug and mass retailers. The Company’s current development programs focus on osteoporosis and weight management genetic risk assessment tests, as well as its new proprietary OTCeuticals for distribution through Alan James Group.

The Company was incorporated in Texas in 1986 and re-incorporated in Delaware in March 2000.

Note 2—Acquisition

In August 2006, the Company acquired the assets and business of the Alan James Group, LLC (the Alan James Group). The acquired business primarily develops, markets and sells nutritional products and OTCeuticals and engages in related activities. The combination is intended to create a diversified, fully integrated provider of products and services in the consumer and professional healthcare marketplace. Interleukin and the Alan James Group have complementary capabilities in genetic testing services and preventive healthcare products distribution. By combining these capabilities, the Company will be positioned to expand its science-based solutions portfolio, commercialize its products and services and offer a broad selection of innovative, preventive and personalized products to its customers. The initial purchase price consisted of the payment of $7,031,257 in cash and the obligation to place in escrow $250,000 and 88,055 shares of the Company’s Common Stock valued at $500,000, or $5.6873 per share (based on the volume-weighted average closing stock price for the 20 consecutive trading days ending August 15, 2006). The Company is also responsible for paying additional contingent consideration of up to $1,500,000 in cash and up to 1,628,833 shares of Common Stock over the next three years upon achievement of certain earnings milestones by the acquired business. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS No. 141). Accordingly, the consolidated financial statements include the results of the acquired company’s operations since the acquisition date, August 17, 2006.

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The estimated fair value of the assets acquired and liabilities assumed exceeded the initial payments by approximately $1.4 million resulting in negative goodwill. Pursuant to SFAS No. 141, the Company recorded as a liability, contingent consideration up to the amount of negative goodwill. If and when contingent payments become due, the Company will apply the contingent payments against the liability. Contingent payments in excess of $1.4 million, if any, will be recorded as goodwill. The allocation of the purchase price remains subject to potential adjustments, including the fair value of the acquired inventory, the assumed liabilities and the contingent consideration.

The components of the preliminary purchase price allocation are as follows:

Purchase Price:
Cash (including the obligation to place in escrow $250,000)	$7,281,257
Stock (to be placed into escrow)	500,000
Estimated transaction costs	650,000
$8,431,257
Allocation:
Accounts Receivable	$1,479,837
Inventory	2,000,000
Other current assets	108,611
Property and equipment	110,144
Acquired intangible assets	8,800,000
Accounts payable and accrued expenses	(2,618,334)
Contingent acquisition costs	(1,449,001)
$8,431,257

Acquired intangible assets are as follows:

		Estimated
	Estimated	Remaining
Identified Intangible Assets	Fair Value	Useful Life
Retailer Relationships	$5,200,000	5 years
Indefinite Lived Trademarks	1,000,000	N/A
Definite Lived Trademarks	1,100,000	5 years
Non-Compete Agreements	200,000	4 years
OTCeutical Formulations	1,300,000	5 years
Total Fair Value of Intangible Assets	$8,800,000

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

Had the acquisition of the Alan James Group been completed at the beginning of 2004, the Company’s pro forma results would have been as follows:

	For the Years Ended December 31,
	2006	2005	2004
Revenue	$9,740,883	$9,417,076	$2,242,416
Net loss	$(8,691,470)	$(7,420,641)	$(9,224,056)
Basic and diluted net loss per common share	$(0.32)	$(0. 28)	$(0.35)

Note 3—Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Interleukin Genetics, Inc., and its wholly-owned subsidiaries, Interleukin Genetics Laboratory Services, Inc. and AJG Brands, Inc. doing business as the Alan James Group. All intercompany accounts and transactions have been eliminated. Results of AJG Brands, Inc. are included in operations since August 17, 2006, the date of acquisition.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. The Company’s most critical accounting policies are in areas of its strategic alliance with Alticor, revenue recognition, accounts receivable, inventory, stock-based compensation, income taxes, long-lived assets, and beneficial conversion feature of convertible instruments. These critical accounting policies are more fully discussed in these notes to the consolidated financial statements.

Strategic Alliance with Alticor

In a private placement on March 5, 2003, the Company entered into a Stock Purchase Agreement with Alticor, pursuant to which Alticor purchased from the Company 5,000,000 shares of the Company’s Series A Preferred Stock, $0.001 per share, for $7,000,000 in cash and $2,000,000 in cash to be paid, if at all, upon the Company reaching a milestone pursuant to the terms of the Stock Purchase Agreement (see Note 4). The Series A Preferred Stock issued in the private placement was initially convertible into 28,157,683 shares of the Company’s Common Stock at the purchaser’s discretion. Pursuant to the terms of the Stock Purchase Agreement, Alticor also agreed to refinance, in the form of convertible debt, certain of the Company’s indebtedness in the form of previously issued promissory notes that were held by Alticor and certain individuals. This amounted to $2,595,336 in debt refinanced and was initially convertible into 5,219,903 shares of the Company’s Common Stock. Concurrent with the closing of the Stock Purchase Agreement, the Company entered into a research agreement with Alticor that would provide additional funding of $5,000,000 to be paid quarterly over a two-year period.

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

On March 5, 2003, the Company was obligated to issue up to 33,377,586 shares of its common stock underlying the convertible preferred stock and the convertible debt issued. Based on the last reported trade price of $0.71 per common share of the Company’s common stock on March 5, 2003, the convertible instruments had a fair value of $23,698,086 on the date of issuance. Based on the fair value of the convertible instruments and the guidance provided by EITF 01-1, the Company recognized the fair value of the convertible instruments, to the extent of proceeds received, with a corresponding decrease to the sales price of the goods and services provided. At March 5, 2003, the Company treated the $5,000,000 committed research funding as an equity investment rather than revenue and any costs of performing the research services under the agreement were classified as research and development expenses. Any subsequent proceeds that the Company received from Alticor that were linked to the March 2003 transaction, were considered equity rather than revenue to the extent of the fair value of the convertible instruments at March 5, 2003. In June 2004, the Company entered into another research agreement with Alticor for potential funding up to $2,200,000 and in March 2005, the Company entered into two more agreements to provide additional funding of $5,057,651 over two years beginning April 1, 2005 (see Note 4). In addition, since March 5, 2003, the Company received various purchase orders from Alticor valued at $501,800 to conduct genotyping test for research purposes. These purchase orders, together with the research agreements entered into in June 2004 and March 2005, were deemed to be linked to the March 2003 transaction, and, accordingly, were treated as equity rather than revenue. As of December 31,

2006, proceeds received from Alticor, which were recorded as consideration for the fair value of the convertible instruments issued in March 2003, amounted to $23,698,086.

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectibility is reasonably assured.  Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. These amounts are presented as deferred receipts in the accompanying consolidated balance sheets. As of December 31, 2006 and 2005, $0 and $2,000,000 was included in deferred receipts, respectively.

Revenue from product sales is recognized when there is persuasive evidence of an arrangement, delivery has occurred and title and risk of loss have transferred to the customer, the sales price is determinable and collectibility is reasonably assured. The Company has no consignment sales.  Product revenue is reduced for allowances and adjustments, including returns, discontinued items, discounts, trade promotions and slotting fees.

Allowance for Sales Returns:

The Company’s recognition of revenue from sales to retailers is impacted by giving them rights to return damaged and outdated products as well as the fact that as a practical business matter, its sales force, along with its customers, is constantly working to ensure profitability of its products within retailers by rotating slow moving items out of stores and replacing those products with what the Company and the retailer expect will be more profitable, faster selling items. For product sales the Company believes it can reasonably and reliably estimate future returns, it recognizes revenue at the time of sale. For product sales which it cannot estimate future returns, particularly new products, the Company defers revenue recognition until the return privilege has substantially expired or the amount of future returns can be reasonably estimated. As of December 31, 2006 and 2005, the Company has deferred $58,949 and $0, respectively, of revenue for sales in which it cannot reasonably and reliably estimate future returns.

The Company analyzes sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. The Company is able to make reasonable and reliable estimates based on its 2 plus years of history. The Company also monitors the buying patterns of the end-users of its products based on sales data received. The Company reviews its estimated product returns based on expected data communicated by its customers.  The Company also monitors the levels of inventory at its largest customers to avoid excessive customer stocking of merchandise. The Company believes it has sufficient interaction and knowledge of its customers and of the industry trends and conditions to adjust the accrual for returns when necessary. The Company believes that this analysis creates appropriate estimates of expected future returns.   There is no guarantee that future returns will not increase to, or exceed, the levels experienced in the past. Furthermore, the possibility exists that should the Company lose a major account, it may agree to accept a substantial amount of returns.

Trade Promotions:

The Company uses objective procedures for estimating its allowance for trade promotions.  The allowance for trade promotions offered to customers is based on contracted terms or other arrangements agreed in advance.

Accounts Receivable

Trade accounts receivable are stated at their estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its customers a 2% cash discount if payment is made within 30 days of invoice date, however, most customers take the discount regardless of when payment occurs. As of December 31, 2006 and 2005, the Company has reduced trade accounts receivable by $9,327 and $0, respectively, for anticipated discounts taken. A provision is made for estimated bad debts based on management’s estimate of the amount of possible credit losses in the Company’s existing accounts receivable. As of December 31, 2006 and 2005, the Company has provided an allowance for uncollectible accounts of $28,000 and $0, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the specific identification method. Management periodically evaluates inventory to identify items, that are slow moving or have excess quantities. Management also considers whether certain items are carried at values, that exceed the ultimate sales price less selling costs. Where such items are identified, management adjusts the carrying value to lower of cost or market.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R) for all share-based payments, using the modified prospective transition basis. The statement replaces SFAS No.123, Accounting for Stock-Based Compensation (SFAS No. 123) and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under this transition method, compensation cost recognized during the year ended December 31, 2006 includes: (1) compensation expense recognized over the requisite service period for all share-based awards granted prior to, but not yet fully vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, of which the Company has none to date. Upon adoption of SFAS No. 123R, the Company elected to retain its method of valuation for share-based awards granted using the Black-Scholes option-pricing model which was also used for the Company’s pro forma information required under SFAS No. 123 with the following assumptions used: 1) expected volatility is based on the standard deviation of the historical volatility of the weekly adjusted closing price of the Company’s shares for a period equivalent to the expected life of the option, which is the same method used by the Company both prior and subsequent to the adoption of SFAS No. 123R; 2) the expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, historical exercise/forfeiture behavior, and the vesting period, if any; and 3) the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for a period equivalent to the expected life of the option. The Company is recognizing compensation expense over the requisite service period for the entire award (straight-line attribution method).

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

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of $19.4 million as of December 31, 2006, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

Research and Development

Research and development costs are expensed as incurred.

Basic and Diluted Net Loss per Common Share

The Company applies SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding during the year ended December 31, 2006 includes the 88,055 shares of common stock to be issued and held in escrow as consideration for the acquisition of the Alan James Group as if they had been issued on August 17, 2006. Diluted net loss per share is the same as basic net loss per share for all the periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the loss in each period. Potential common stock excluded from the calculation of diluted net loss per share consists of stock options, warrants, convertible preferred stock and convertible debt as described in the table below:

	2006	2005	2004
Options outstanding	1,893,015	2,477,815	2,985,474
Warrants outstanding	400,000	525,000	525,000
Convertible preferred stock	28,160,200	28,160,200	28,160,200
Convertible debt	4,060,288	4,060,288	4,060,288
Total	34,513,503	35,223,303	35,730,962

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During the years ended December 31, 2006, 2005 and 2004, there were no items other than net loss included in the comprehensive loss.

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

The fair value of long-term debt is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of borrowing of the Company’s long-term debt at December 31, 2006 approximates fair value.

Cash Equivalents

Cash equivalents consist of money market funds at a financial institution. These funds are not federally insured.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the estimated useful life of the asset, or the remaining term of the lease, whichever is shorter.

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 requires that the Company evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Any write-downs, based on fair value, are to be treated as permanent reductions in the carrying amount of the assets. The Company believes that no impairment exists related to the Company’s long-lived assets at December 31, 2006.

Intangible Assets

Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets purchased and liabilities assumed. The Company accounted for its acquisitions using the purchase method of accounting. Values were assigned to goodwill and intangible assets based on third-party independent valuations, as well as management’s forecasts and projections that include assumptions related to future revenue and cash flows generated from the acquired assets.

The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires impairment tests be periodically repeated and on an interim basis, if certain conditions exist, with impaired assets written down to fair value.

Beneficial Conversion Feature of Convertible Instruments

Based on EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF No. 00-27), which provides guidance on the calculation of a beneficial conversion feature of a convertible instrument, the Company has determined that the convertible debt issued on March 5, 2003 contained a beneficial conversion feature.

Based on the effective conversion price of the convertible debt of $0.2875 and the market value per share of $0.71 at March 5, 2003, the intrinsic value was calculated to be $2,205,522; however in accordance with EITF No. 00-27, the amount of the discount allocated to the beneficial conversion feature is limited to the amount of the proceeds allocated to the instrument. The beneficial conversion feature resulted in a discount of the convertible debt of $1,500,609 at March 5, 2003. The amount of the discount allocated to the beneficial conversion feature of the convertible debt is amortized from the date of issuance to the earlier of the maturity or conversion date. Therefore, the Company charged $310,471 for each of the years ended December 31, 2006, 2005 and 2004 to amortization of note discount.

Below Market Interest Rate

The convertible debt has a stated interest rate of prime plus 1%. However, the promissory notes, that were refinanced with the convertible debt, originally had a stated interest rate of 15%. Therefore, the Company determined the fair value of the convertible debt, using an interest rate comparable to that of the refinanced promissory notes, at $1,863,553. The resulting discount of $731,783 is amortized from the date of issuance to the earlier of maturity or conversion date. Therefore, the Company charged $151,403 to amortization of note discount for the years ended December 31, 2006, 2005 and 2004.

Reclassifications

Certain items in the 2005 and 2004 financials have been reclassified to conform to the 2006 presentation.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (FIN 48), which is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company has not yet determined the impact, if any, of adopting this interpretation on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 was issued to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. The effective date is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on the Company’s financial position.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both of the two widely-recognized methods for quantifying the effects of financial misstatements. The adoption of SAB No. 108 did not have a material impact on the Company’s financial position or results of operations because the Company had no prior year misstatements that were material to the current year’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007.  The statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company has not yet determined the impact, if any, of adopting this statement on its financial position, results of operations and cash flows.

Note 4—Strategic Alliance with Alticor Inc.

On March 5, 2003, the Company entered into a broad strategic alliance with several affiliates of the Alticor family of companies to develop and market novel nutritional and skin care products. The alliance utilizes Interleukin Genetics’ intellectual property and expertise in genomics to develop risk assessment tests and to aid Alticor in its efforts to develop personalized consumer products.

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

On June 17, 2004, the Company entered into another research agreement (Research Agreement II), valued at $2.2 million, as amended, with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. During 2004, the Company received $1,380,000 in research funding under this agreement. No funding related to this agreement was received during the years ended December 31, 2005 and 2006 and the Company is not anticipating any additional funding under this agreement.

On March 5, 2005, the Company entered into an agreement with Alticor to expand the research being performed under Research Agreement I (Research Agreement III) to provide additional funding of $2,716,151 over the two years beginning April 1, 2005. Also on March 5, 2005, the Company entered into an additional research agreement (Research Agreement IV) with Alticor for exploratory research valued at $2,341,500 over a two-year period commencing April 1, 2005. These research agreements provided the Company with a total of $5.0 million during the two years ending March 2007. The Company received $2,540,161 and $2,517,474 in funding related to these agreements during the year ended December 31, 2006 and 2005, respectively, and is not anticipating any additional funding under these agreements. As of December 31, 2006, $1,123,183 of this amount was received in advance of performing the related activity and is included in deferred receipts on the accompanying consolidated balance sheet.

Also on April 18, 2005, Alticor paid the Company $2.0 million as a non-refundable advance payment for genetic risk assessment tests to be processed under the terms of the Distribution Agreement, which expired on March 22, 2006. On February 23, 2006, the Company entered into two new purchase agreements with Alticor. The two new purchase agreements cover two genetic health assessment tests that Interleukin Genetics developed on behalf of Alticor. These are: 1) the heart health genetic test, which analyzes DNA variations in the Interleukin-1A and 1B genes to identify whether an individual may have a predisposition for chronically elevated measures of inflammation and an increased risk for heart disease; and 2) the general nutrition genetic test, which analyzes DNA variations in two genes that affect Vitamin B metabolism and four genes that are involved in responding to oxidative stress. The purchase agreement for the heart health genetic test provides for sales of these tests to Alticor through March 2008. Both parties agreed that $600,000 of the $2.0 million prepayment received pursuant to the Distribution Agreement would be applied to purchases made under the purchase agreement for the heart health genetic tests from March 23, 2006 through December 31, 2006 to the extent tests are processed. Of the remaining $1.4 million prepayment, $125,790 was recognized as revenue for tests processed during the remaining term of the Distribution Agreement and the balance of $1,274,210 has been reclassified from deferred receipts to equity. The general nutrition genetic test purchase agreement term is through January 2008.

On June 30, 2006, the Company entered into an agreement with Alticor to perform association studies on composite genotypes to skin inflammatory response. The agreement provided $94,000 of funding, all of which was received in 2006. As of December 31, 2006, $94,000 was included in deferred receipts on the accompanying consolidated balance sheets.

On August 17, 2006, Alticor purchased from the Company an aggregate of 2,750,037 shares of Common Stock for an aggregate purchase price of $15,615,537, or $5.6783 per share (based on the volume-weighted average closing stock price for the 20 consecutive trading days ending August 15, 2006). In addition, Alticor also agreed to extend to the Company a credit line of $14,384,463 of working capital borrowings at any time until August 17, 2008 (See Note 10). The Company incurred $83,707 of issuance costs associated with this private placement. As a condition of the financing, the Company initiated a rights offering of 2,533,234 shares of its Common Stock to existing stockholders (other than Alticor) at a per share price of $5.6783. As of December 31, 2006, the costs, incurred as a result of the rights offering was $66,356 and these costs have been netted against the proceeds received from the financing (see Note 19).

Note 5—Accounts Receivable

The changes in the allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
	2006	2005	2004
Beginning of year	$—	$—	$—
Provision charged to expense	28,000	—	—
Accounts written off, net of recoveries	—	—	—
End of year	$28,000	$—	$—

Note 6—Inventory

Inventory on hand primarily consisted of the following at December 31, 2006 and 2005:

	2006	2005
Raw materials	$17,375	$—
Finished goods	1,486,779	—
Total	$1,504,154	$—

Note 7—Fixed Assets

The fixed assets’ useful lives and balances at December 31, 2006 and 2005 consisted of the following:

	Useful Life	2006	2005
Computer software, computer equipment and office equipment	3 years	$181,487	$127,151
R&D lab equipment	5 years	375,351	375,351
Genetic testing lab and equipment	5 years	892,001	758,964
Furniture and fixtures	5 years	101,716	37,087
Leasehold improvements	5 years	265,563	261,123
Equipment under capital leases	3 to 5 years	63,390	63,390
		1,879,508	1,623,066
Less—Accumulated depreciation and amortization		(1,003,574)	(666,238)
Total		$875,934	$956,828

Depreciation and amortization expense of these fixed assets was $337,336, $303,316 and $101,574 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 8—Intangible Assets

The intangible assets’ useful lives and balances at December 31, 2006 and 2005 consisted of the following:

	Useful Life	2006	2005
Amortizing intangible assets:
Retailer relationships	5 years	$5,200,000	$—
Trademarks	5 years	1,100,000	—
OTCeutical formulations	5 years	1,300,000	—
Non-compete agreements	4 years	200,000	—
Other	10 years	638,216	452,504
Non-amortizing intangible assets:
Trademarks	Indefinite	1,000,000	—
		9,438,216	452,504
Less—Accumulated amortization		(711,396)	(65,331)
Net		$8,726,820	$387,173

Amortization expense of these intangible assets was $646,065, $36,921 and $21,992 for the years ended December 31, 2006, 2005 and 2004, respectively. Expected amortization expense over the next five years is as follows:

Year Ending December 31,
2007	$1,633,822
2008	1,633,822
2009	1,633,822
2010	1,615,072
2011	1,013,822
$7,530,360

Note 9—Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2006	2005
Payroll and vacation	$403,195	$97,747
Research	21,873	250,278
Accrued returns	1,420,265	—
Accrued trade promotions	131,327	—
Other	143,069	172,487
Total	$2,119,729	$520,512

In November 2006, the Company involuntarily terminated the employment of five individuals. In connection with these terminations, the Company offered continued separation pay based either on (i) a contractually negotiated period of time or (ii) for a period of time based on years of service the individual had accumulated as of the date of separation. Accordingly, the Company recorded a liability for the estimated separation pay in the amount of $234,060 at the time of termination. As of December 31, 2006, the Company had paid $11,980 of the separation pay. The remaining amount of $222,080, which is included in accrued payroll, as of December 31, 2006, is expected to be paid through August 2007.

Accrued returns include $781,903 of estimated future returns of OTCeutical products that were shipped prior to the Company’s acquisition of the Alan James Group business (see Note 19).

Note 10—Debt

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

As of December 31, 2006 and 2005, there was $2,595,336 outstanding under the terms of these credit facilities, gross of unamortized discount of $461,874 and $923,748 at December 31, 2006 and 2005, respectively. The credit facilities will mature in December 2007, bear interest at 1% over the prime rate (9.25% at December 31, 2006), are collateralized by a security interest in the Company’s intellectual property (except intellectual property related to periodontal disease and sepsis), and are convertible at the election of Alticor into 4,060,288 shares of common stock, as adjusted, at a stated conversion price equal to $0.6392 per share.

On February 23, 2006, these credit facilities with Alticor were amended to provide the Company with access to an additional $2.0 million of working capital borrowing at any time prior to April 1, 2007. Any amounts borrowed will bear interest at prime plus 1%, require quarterly interest payments and be due five years from the date of borrowing issuance. In addition, the restrictions on the existing $1.5 million line of credit were removed so that it can be used for general working capital purposes. No amounts are outstanding under these credit facilities as of December 31, 2006.

On August 17, 2006, these credit facilities with Alticor were further amended to provide the Company with access to an additional $14.4 million of working capital borrowings at any time prior to August 17, 2008. Any amounts borrowed will bear interest at prime plus 1%, require quarterly interest payments and be due on August 16, 2011. The principal amount of any borrowing under this credit facility is convertible at Alticor’s election into a maximum of 2,533,234 shares of Common Stock, reflecting a conversion price of $5.6783 per share. As a condition of this financing, the Company initiated a rights offering of 2,533,234 shares of its Common Stock to existing stockholders (other than Alticor) at a per share price of $5.6783. Any proceeds received from the rights offering will reduce the availability under the credit facility (see Note 19). No amounts are outstanding under these credit facilities as of December 31, 2006.

Note 11—Commitments and Contingencies

Purchase Price of the Alan James Group

The Company is responsible for paying additional consideration to the sellers of the Alan James Group of up to $1,500,000 in cash and up to 1,628,833 shares of the Company’s Common Stock over the next three years upon achievement of certain earnings milestones by the Alan James Group.

Operating Leases

The Company leases its offices and laboratory space under non-cancelable operating leases expiring at various dates through March 2009. The Company also leases certain office equipment under lease obligations, all of which are classified as operating leases. Future minimum lease commitments under lease agreements with initial or remaining terms of one year or more at December 31, 2006, are as follows:

Year Ending December 31,
2007	$486,901
2008	438,108
2009	109,619
$1,034,628

Rent expense was $497,457, $434,677 and $389,351 for the years ended December 31, 2006, 2005 and 2004, respectively.

Acquisition of Data Bases

In connection with the research agreement with Alticor dated March 5, 2003, the Company is obligated to purchase two clinical databases. As of June 30, 2004, the Company determined that this obligation met the criteria of SFAS No. 5, Accounting for Contingencies, and estimated the cost of these two databases at $450,000. Accordingly, the Company recorded a liability and charged research and development expenses of $450,000 at that time. As of December 31, 2006, the Company had expenditures of $284,444 associated with the acquisition of these databases. The Company believes that the acquisition of the databases will not exceed the amount that the Company has estimated, however actual amounts could differ.

Sponsored Research Agreements

In connection with the research agreement with Alticor dated March 5, 2005, the Company entered into a sponsored research agreement with Yonsei University to conduct a clinical study. The sponsored research agreement is for an amount of $499,882 and is payable upon achievement of certain milestones. As of December 31, 2006, Yonsei University had achieved milestones valued at $50,000. The remaining commitment on this agreement is $449,882. As, and if, Yonsei University completes the other milestones associated with this sponsored research agreement, the Company will record these costs as research and development expenses.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, results of operations and cash flows.

Employment Agreements

The Company has entered into employment agreements with certain key employees of the Company. These agreements expire at various dates through August 17, 2009. As of December 31, 2006, the remaining commitments under these agreements, based on continued employment, was as follows:

Year Ending December 31,	Base Salary	Car Allowance	Stock Award (# of shares)
2007	$1,125,000	$28,800	44,500
2008	825,000	21,600	25,000
2009	318,750	8,100	25,000
	$2,268,750	$58,500	94,500

Note 12—Capital Stock

Authorized Preferred and Common Stock

At December 31, 2006, the Company had authorized 6,000,000 shares of $0.001 par value Preferred Stock, of which 5,000,000 shares are designated as Series A Preferred Stock all of which were issued and outstanding. At December 31, 2006, the Company had authorized 75,000,000 shares of $0.001 par value common stock of which 68,898,984 shares were outstanding or reserved for issuance as follows: 27,406,984 shares were outstanding; 28,160,200 shares were reserved for the conversion of the Series A Preferred to common stock; 4,060,288 shares were reserved for the conversion of approximately $2.6 million of debt; 4,179,757 shares were reserved for the exercise of authorized or outstanding stock options; 400,000 shares were reserved for the exercise of outstanding warrants to purchase common stock; 441,633 shares were reserved for the exercise of rights held under the Employee Stock Purchase Plan, 88,055 shares were reserved for issuance to be placed in escrow as initial consideration for the acquisition of the Alan James Group, 2,533,234 shares were reserved for the issuance upon the conversion of convertible notes and 1,628,833 shares were reserved for issuance upon the achievement of certain milestones as additional consideration for the acquisition of the Alan James Group.

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its Common Stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them. The liquidation preference at December 31, 2006 was $18,000,000. After receiving this amount, the holders of the Series A Preferred Stock shall participate on an as-converted basis with the holders of common stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of December 31, 2006, the Series A Preferred Stock is convertible into 28,160,200 shares of Common Stock reflecting a current conversion price of $.3196 per share.

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

Employee Stock Purchase Plan

Effective October 14, 1998, the Company’s Board of Directors approved an Employee Stock Purchase Plan for qualified employees of the Company. Under the terms of the Employee Stock Purchase Plan, an employee may purchase up to $25,000 per calendar year of the Company’s stock at a price equal to 85% of the fair market value of the stock (as quoted on the company’s listing exchange) on either the first or last day of a calendar quarter. The Company had initially reserved 500,000 shares of common stock for purchases to be made under the Employee Stock Purchase Plan. During the years ended December 31, 2006, 2005 and 2004, 9,074, 12,647 and 10,998, respectively, were purchased under the Employee Stock Purchase Plan at an average purchase price of approximately $4.89, $2.81 and $2.99 per share, respectively.

Note 13—Stock-Based Compensation Arrangements

Stock-based compensation arrangements consisted of the following as of December 31, 2006: three share-based compensation plans, which are described below; restricted stock awards; an employee stock purchase plan; and employee compensation agreements. Total compensation cost that has been charged against income for stock-based compensation arrangements is as follows:

Year Ended December 31, 2006
Stock option grants prior to January 1, 2006	$623,967
Stock-based arrangements during the year ended December 31, 2006:
Stock option grants	—
Restricted stock issued	206,200
Unrestricted stock issued:
Employee stock purchase plan	9,875
Employment agreements	229,646
$1,069,688

Stock option grants prior to January 1, 2006

The weighted-average grant-date fair value of employee stock options granted prior to January 1, 2006 was $2.65 per share, as determined using the Black-Scholes option pricing model. No employee stock options were granted during the year ended December 31, 2006. For purposes of determining the stock-based compensation expense for grant awards issued prior to January 1, 2006 and for pro forma disclosure required by SFAS 123, the Black-Scholes option pricing model was used with the following weighted-average assumptions:

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

	Years Ended December 31,
	2005	2004
Net loss applicable to common stockholders:
As reported	$(6,570,824)	$(7,246,202)
Stock-based employee compensation	(724,779)	(1,015,685)
Pro forma	$(7,295,603)	$(8,261,887)
Basic and diluted net loss per common share:
As reported	$(0.28)	$(0.31)
Pro forma	$(0.31)	$(0.35)

The stock-based employee compensation expense have been adjusted from those included in previously filed Form 10-K’s to reflect an additional $140,838 of stock-based compensation expense for both years ended December 31, 2005 and 2004.

Restricted Stock Awards

During the year ended December 31, 2006, the Company granted 33,385 restricted stock awards to employees, of which 4,888 had been forfeited as of December 31, 2006. These awards vest at various dates through 2007 assuming continued employment with the Company and the holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The employees are not required to pay any consideration to the Company for these restricted stock awards. The recognition of compensation expense for these types of awards did not change as a result of adopting SFAS No. 123R on January 1, 2006. The Company measured the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period.

The following table details restricted stock activity for the years ended December 31, 2006,. 2005 and 2004:

	2006		2005		2004
	Number of Shares	Weighted Avg Grant Date Fair Value	Number of Shares	Weighted Avg Grant Date Fair Value	Number of Shares	Weighted Avg Grant Date Fair Value
Outstanding, beginning of year	—	$—	—	$—	—	$—
Granted	33,385	$6.85	—	—	—	—
Lapsed	(28,497)	6.83	—	—	—	—
Canceled	(4,888)	6.94	—	—	—	—
Outstanding, end of year	—	$—	—	$—	—	$—

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are now deemed to be compensatory under SFAS No. 123R because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the year ended December 31, 2006, employees purchased 9,074 shares of common stock at a weighted-average purchase price of $4.89, while the weighted-average fair market value was $5.98 per share, resulting in compensation expense of $9,875.

Employment Agreements

During the year ended December 31, 2006, the Company entered into employment agreements with certain key employees of the Company. These agreements provide for the issuance of up to 72,500 shares of the Company’s common stock at various dates through 2009 assuming continued employment with the Company. The employees are not required to pay any consideration to the Company for these stock awards. As of December 31, 2006, 28,000 shares of the Company’s common stock have been issued pursuant to these agreements. The recognition of compensation expense for these types of awards did not change as a result of adopting SFAS No. 123R on January 1, 2006. The Company measures the fair value of the shares, prior to issuance, based on the last reported price at which the Company’s common stock traded for the reporting period and compensation cost is recognized ratably over the employment period required to earn the stock award. At time of issuance, the Company will measure the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the issuance and will record a cumulative adjustment, if any.

A summary of compensation cost included in the statement of operations for the year ended December 31, 2006 is as follows:

Year Ended December 31, 2006
Cost of revenue	$35,604
Research and development expenses	325,377
Selling, general and administrative expenses	708,707
Total	$1,069,688

Stock Option Plans

In June 1996, the Company’s shareholders approved the adoption of the 1996 Equity Incentive Plan (the 1996 Plan). The 1996 Plan provides for the award of nonqualified and incentive stock options, restricted stock and stock bonuses to employees, directors, officers and consultants of the Company. A total of 1,300,000 shares of the Company’s common stock had been reserved for award under the 1996 Plan of which 294,714 remained unissued at December 31, 2006. This plan no longer complies with the current Securities Exchange Act and, consequently, was terminated with respect to new grants.

In June 2000, the Company’s shareholders approved the adoption of the Interleukin Genetics, Inc. 2000 Employee Stock Compensation Plan (the 2000 Plan). The 2000 Plan provides for the award of nonqualified and incentive stock options, restricted stock, and stock awards to employees, directors, officers, and consultants of the Company. A total of 2,000,000 shares of the Company’s common stock have been reserved for award under the 2000 Plan of which 370,782 were available for future issuance at December 31, 2006.

In June 2004, the Company’s shareholders approved the adoption of the Interleukin Genetics, Inc. 2004 Employee Stock Compensation Plan (the 2004 Plan). The 2004 Plan provides for the award of nonqualified and incentive stock options, restricted stock, and stock awards to employees, directors, officers, and consultants of the Company. A total of 2,000,000 shares of the Company’s common stock have been reserved for award under the 2004 Plan of which 1,621,246 were available for future issuance at December 31, 2006.

Nonqualified and incentive stock options with a life of 10 years are generally granted at exercise prices equal to the fair market value of the common stock on the date of grant. Options generally vest over a period of three to five years.

A summary of the status of the Company’s stock options, issued under the 1996, 2000 and 2004 Plans and outside of these plans, at December 31, 2006, 2005 and 2004, and changes during these years is presented in the tables below:

The following table details all stock option activity for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding, beginning of year	2,477,815	$2.69	2,985,474	$2.81	3,180,133	$2.65
Granted	—	—	291,500	3.25	342,707	3.97
Exercised	(539,050)	1.54	(320,342)	1.80	(320,751)	2.10
Canceled	(43,750)	4.19	(418,817)	4.30	(216,615)	3.47
Expired	(2,000)	2.85	(60,000)	4.47	—	—
Outstanding, end of year	1,893,015	$2.99	2,477,815	$2.69	2,985,474	$2.81
Exercisable, end of year	1,646,015	$2.94	1,895,815	$2.36	2,343,465	$2.44

The following table details further information regarding stock options outstanding and exercisable at December 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price:	Shares	Weighted Avg remaining contractual life (years)	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
$0.50 - $0.91	82,750	2.76	$0.82	82,750	$0.82
$1.22 - $1.25	223,000	4.09	$1.22	223,000	$1.22
$1.50 - $1.79	69,156	5.83	$1.65	69,156	$1.65
$2.13 - $2.40	27,500	5.58	$2.31	13,750	$2.30
$2.50 - $2.88	695,125	2.53	$2.80	695,125	$2.80
$3.00 - $3.42	229,000	8.53	$3.05	72,250	$3.04
$3.50 - $3.71	121,784	7.85	$3.65	90,284	$3.64
$4.10 - $4.20	76,450	7.84	$4.15	31,450	$4.16
$4.70 - $4.75	368,250	6.95	$4.70	368,250	$4.70
$0.50 - $4.75	1,893,015	5.03	$2.99	1,646,015	$2.94
Aggregate intrinsic value	$5,414,023			$4,789,904

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the last reported price at which the Company’s common stock traded on December 29, 2006, the last trading day of fiscal 2006, of $5.85, which would have been received by the option holders had they exercised their options as of that date.

The following table summarizes the status of the Company’s non-vested options for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Non-vested options, beginning of year	582,000	$3.78	642,009	$4.16	959,162	$3.51
Granted	—	—	291,500	3.25	342,707	3.97
Vested	(291,250)	4.14	(196,692)	4.01	(509,945)	3.17
Forfeited	(43,750)	4.19	(154,817)	4.14	(149,915)	2.93
Non-vested options, end of year	247,000	$3.29	582,000	$3.78	642,009	$4.16

As of December 31, 2006, there was approximately $0.5 million of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of approximately 2.31 years. Options to purchase 539,050 shares were exercised during the year ended December 31, 2006; these options had an intrinsic value of approximately $2.4 million on their date of exercise. The fair value of stock options that vested during the year ended December 31, 2006 was approximately $0.9 million.

Note 14—Employee Benefit Plan

In 1998, the Company adopted a profit sharing plan covering substantially all of its employees. Under the profit sharing plan, the Company may, at the discretion of the Board of Directors, contribute a portion of the Company’s current or accumulated earnings. In September 1998, the Company amended and restated the profit sharing plan to include provisions for Section 401(k) of the Internal Revenue Code, which allowed for pre-tax employee contributions to the plan. Under the amended and restated plan, the Company may, at the discretion of the Board of Directors, match a portion of the participant contributions. The Company currently contributes 15% of any amount employees contribute, up to a maximum of $1,000 per participant per calendar year. Company contributions, if any, are credited to the participants’ accounts and vest over a period of four years based on the participants’ initial service date with the Company. During the years ended December 31, 2006, 2005 and 2004, $14,073, $10,884 and $40,289 was contributed to the plan, respectively.

Note 15—Income Taxes

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

For the years ended December 31, 2006, 2005 and 2004, the provision for income taxes was $7,000, $0 and $0, respectively. The Company’s federal statutory income tax rate for 2006 and 2005 was 34%, respectively. The Company used a blended federal and state income tax rate of 40% for 2006 and 2005. The Company has incurred losses from operations but has not recorded an income tax benefit for 2006 or 2005, as the Company has recorded a valuation allowance against its net operating losses and other net deferred tax assets due to uncertainties related to the realizability of these tax assets.

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted federal and state tax rates in effect for the year in which the differences are expected to reverse. As of December 31, 2006 and 2005, the approximate income tax effect of the Company’s deferred tax assets (liabilities) consisted of the following:

	2006	2005
Net operating loss carryforwards	$17,498,000	$16,070,000
Research tax credit carryforwards	1,270,000	1,087,000
Accrual to cash adjustments	—	1,139,000
Accrued expenses	352,000	—
Amortization of definite lived intangible assets	179,000	—
Non-qualified stock option compensation	204,000	210,000
Depreciation	47,000	3,000
Other	21,000	2,000
Amortization of indefinite lived intangible assets	(7,000)	—
Patents	(207,000)	(155,000)
Total deferred tax assets (liabilities)	19,357,000	18,356,000
Valuation allowance	(19,364,000)	(18,356,000)
Net deferred tax assets (liabilities)	$(7,000)	$—

A portion of the funds received from Alticor and its subsidiaries for research and other agreements are reflected as equity in the financial statements but are reported as revenue for tax purposes and included in the calculation of the net operating loss carryforward for the years ended December 31, 2006 and 2005 in the amounts of $2,700,000 each.

As of December 31, 2006, the Company had gross net operating loss (NOL) and research tax credit carryforwards of approximately $47.6 million and $950,000, respectively, for federal income tax purposes, expiring in varying amounts through the year 2026. Of the $47.6 million net operating loss carryforward, $2.0 million relates to stock-based compensation and has not been reflected in the deferred inventory and when the benefit of these losses, if any, is realized, it would result in a credit to additional paid in capital as a component of stockholder’s equity. In addition, a certain amount of the net operating loss carryforward relating to 2006 was generated by stock-based compensation. The benefit of this net operating loss, if any, when realized would also result in a credit to additional paid in capital as a component of stockholder’s equity.

As of December 31, 2006, the Company had gross NOL and research tax credits carryforwards of approximately $21.0 million and $490,000 for state income tax purposes, expiring in varying amounts through the year 2026. Of the $21.0 million net operating loss carryforward, $2.0 million relates to stock-based compensation and has not been reflected in the deferred inventory and when the benefit of these losses, if any, is realized, it would result in a credit to additional paid in capital as a component of stockholder’s equity. In addition, a certain amount of the net operating loss carryforward relating to 2006 was generated by stock-based compensation. The benefit of this net operating loss, if any, when realized would also result in a credit to additional paid in capital as a component of stockholder’s equity.

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

The provision for income taxes differs from the blended federal and state statutory rate due to the following:

	Years Ended December 31,
	2006	2005	2004
Tax at statutory rate	(40.1)%	(40.1)%	(34.0)%
Research payments	8.4	15.7	17.3
SFAS No. 123 Expense	4.0	—	—
Forfeited prepayment of genetic test services	7.4	—	—
Other	1.1	2.3	(3.2)
Change in valuation allowance	19.1	22.1	19.9
Effective tax rate	(0.1)%	—%	—%

The differences between the tax expense (benefit) from continuing operations reflected in the financial statements and the amounts calculated at the 40 percent blended federal and state income tax rate are as follows:

Income taxes at statutory rate	40.1%
Effect of :
Stock options	10.9
Stock awards	1.8
FAS123 expense	(4.0)
Indefinite lived trademarks		.1
Change in valuation allowance	(30.4)
Research payments	(8.4)
Forfeited prepayment of genetic test services	(7.4)
Amortization of note discount	(2.7)
	—%

Note 16—Segment Information

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), which establishes standards for reporting information about operating segments in annual and interim financial statements, and requires that companies report financial and descriptive information about its reportable segments based on a management approach. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. As a result of the acquisition of the assets and business of the Alan James Group in August 2006, the Company’s has two reportable segments: Personalized Health and Consumer Products.

Interleukin Genetics, Inc. develops genetic tests and performs testing services that can help individuals improve and maintain their health through preventive measures. AJG Brands, Inc., doing business as the Alan James Group, develops, markets and sells nutritional products and OTCeuticals and related activities. The Company’s principal operations and markets are located in the United States.

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and earnings before interest, taxes, depreciation and amortization (EBITDA).

The following is a summary of the Company’s operations by operating segment:

	Year Ended December 31,
	2006	2005	2004
Personalized Health:
Revenue	$2,680,762	$22,877	$34,671
Net loss, before interest, taxes, depreciation and amortization of $791,860, $853,073 and $667,735 for the years ended December 31, 2006, 2005 and 2004, respectively	$(5,090,996)	$(5,717,751)	$(6,578,467)
Consumer Products (since August 17, 2006—date of acquisition):
Revenue	$2,050,264	—	—
Net loss, before interest, taxes, depreciation and amortization of $611,512 for the year ended December 31, 2006	$(452,388)	—	—
Consolidated:
Total revenue	$4,731,026	$22,877	$34,671
EBITDA	$(5,543,384)	$(5,717,751)	$(6,578,467)
Interest, net	48,902	(50,961)	$(82,295)
Provision for income taxes	(7,000)	—	—
Depreciation	(337,335)	(303,316)	(101,574)
Amortization	(1,107,939)	(498,796)	(483,866)
Net loss	$(6,946,756)	$(6,570,824)	$(7,246,202)

The Company has no operations outside of the United States. For the years ended December 31, 2006 and 2005, the Company had minimal royalty income derived from distributors outside the United States, minimal expenses derived from research partners outside the United States and minimal assets outside of the United States. The Company does not believe this risk is material and does not use derivative financial instruments to manage foreign currency fluctuation risk.

Note 17—Selected Quarterly Financial Data (Unaudited)

The following are selected quarterly financial data for the years ended December 31, 2006 and 2005:

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenue	$232,234	$1,344,680	$1,316,938	$1,837,164
Gross profit	$34,582	$936,398	$327,994	$(589,455)
Loss from operations	$(1,459,624)	$(784,817)	$(1,735,322)	$(2,547,021)
Net loss	$(1,589,624)	$(923,182)	$(1,833,649)	$(2,600,447)
Basic and diluted net loss per common share	$(0.07)	$(0.04)	$(0.07)	$(0.11)

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenue	$7,359	$7,694	$5,690	$2,134
Gross profit	$7,359	$7,694	$5,690	$2,134
Loss from operations	$(1,380,583)	$(1,664,868)	$(1,382,939)	$(1,629,598)
Net loss	$(1,514,964)	$(1,793,791)	$(1,507,521)	$(1,754,548)
Basic and diluted net loss per common share	$(0.06)	$(0.08)	$(0.06)	$(0.07)

Certain reclassifications have been made to conform to the presentation for the year ended December 31, 2006.

Note 18—Industry Risk and Concentration

The Company develops genetic risk assessment tests under contract, performs research for its own benefit and provides research services to a collaborative partner. As of December 31, 2006, the Company has commercially introduced three genetic tests, two of which are sold exclusively through its strategic partner — Alticor, and is in various stages of development for several others. Commercial success of the Company’s genetic risk assessment tests will depend on their acceptance as scientifically credible and cost-effective by consumers and the marketing success of its collaborative partner.

Research in the field of disease predisposing genes and genetic markers is intense and highly competitive. The Company has many competitors in the United States and abroad that have considerably greater financial, technical, marketing, and other resources available. If the Company does not discover disease predisposing genes or genetic markers and develop risk assessment tests and launch such services or products before its competitors, then the potential for significant revenues may be reduced or eliminated.

The market for health supplement products is competitive and other companies sell products similar to those sold by the Company. The Company’s sales and margins may be influenced by competitor actions or other factors, such as the cost of product, contract terms and general market conditions.

For the year ended December 31, 2006, approximately 42% of the consumer products revenue was from a single customer. As of December 31, 2006, approximately 47% of the trade accounts receivable was from that same customer.

During 2006, the majority of the Company’s consumer products were sourced from three suppliers. The Company pays a contracted rate per completed unit for each product. The suppliers are responsible for procuring raw materials and packaging finished products. If the Company is unable to maintain the relationship with these suppliers, it will need to find an alternative.

Note 19—Subsequent Event

On January 31, 2007, the Company concluded its shareholders’ rights offering. The Company offered 2,533,234 shares of its common stock to shareholders of record as of August 17, 2006. The shares were offered at a purchase price of $5.6783 per share, the same price at which Alticor purchased $15.6 million of shares of common stock on that date. 12,012 shares were sold in the rights offering, generating gross proceeds of approximately $68,208. Expenses associated with this offering were $15,000, resulting in net proceeds of approximately $52,208. As a result of the rights offering, the availability under the Company’s credit facility with Alticor secured in August 2006 has automatically been reduced by the proceeds received in the rights offering, leaving approximately $14.3 million of available credit. The Company can borrow this amount at any time prior to August 17, 2008. Any amounts borrowed will bear interest at prime plus 1%, require quarterly interest payments and be due on August 16, 2011. The principal amount of any borrowings under the credit facility is convertible at Alticor’s election into shares of the Company’s common stock at a conversion price of $5.6783 per share, up to a maximum of 2,521,222 shares.

On March 28, 2007, the Company entered into an agreement with Alticor to expand the research being performed under its current agreements with Alticor through 2007.  This research agreement is expected to provide the Company with $2.3 million during 2007.

In March 2007, the Company became aware of certain customers’ intentions to discontinue sales and return to the Company or destroy a maximum of up to $971,000 of OTCeutical products that were shipped prior to the Company’s acquisition of the Alan James Group business. The Company and sellers of the Alan James Group business have agreed that the full amount of all credits provided, or refunds paid, to the customers in respect to such products will be offset against the amount due to the seller under the asset purchase agreement.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

	Balance at	Assumed	Charges to
	Beginning	in the	Cost and		Balance at
Description	of Year	Acquisition	Expense	Deductions	End of Year
Allowance for Doubtful Accounts:
Year Ended December 31, 2004	$—	$—	$—	$—	$—
Year Ended December 31, 2005	$—	$—	$—	$—	$—
Year Ended December 31, 2006	$—	$—	$28,000	$—	$28,000
Allowance for Sales Returns:
Year Ended December 31, 2004	$—	$—	$—	$—	$—
Year Ended December 31, 2005	$—	$—	$—	$—	$—
Year Ended December 31, 2006	$—	$1,833,960	$324,035	$(737,730)	$1,420,265
Allowance for Trade Promotions:
Year Ended December 31, 2004	$—	$—	$—	$—	$—
Year Ended December 31, 2005	$—	$—	$—	$—	$—
Year Ended December 31, 2006	$—	$303,366	$261,491	$(433,530)	$131,327
Allowance for Inventory:
Year Ended December 31, 2004	$—	$—	$—	$—	$—
Year Ended December 31, 2005	$—	$—	$—	$—	$—
Year Ended December 31, 2006	$—	$—	$21,991	$—	$21,991