Form 10-K/A
period 2006-12-31
INTERLEUKIN GENETICS INC
filed 2007-04-04
CIK 1037649

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

Explanatory Note

We are filing this Amendment on Form 10-K/A to our Annual Report on Form 10-K to correct a typographical error as follows:

The income tax rate reconciliation disclosed in Note 15 of our Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007, inadvertently included an incomplete duplicate table and a three-year rate reconciliation that did not reflect the final version. This amended Form 10-K/A includes the final version of the rate reconciliation.

Forward-Looking Statements

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

In connection with management’s evaluation, we excluded an evaluation of our wholly-owned subsidiary, AJG Brands, Inc. doing business as the Alan James Group, which was acquired on August 17, 2006. Such exclusion was in accordance with the Securities and Exchange Commission guidance that an assessment of a recently-acquired business may be omitted in management’s report on internal controls over financial reporting, provided the acquisition took place within the past twelve months of management’s evaluation.

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

In an effort to remediate the identified material weakness, management has implemented since December 31, 2006, or is in the process of implementing, improvements to the inputs to our process of estimating product returns.

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

Date: April 4, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date Signed
/s/ TIMOTHY J. RICHERSON	Chief Executive Officer (Principal
Timothy J. Richerson	Executive Officer)	April 4, 2007
/s/ JOHN J. MCCABE	Chief Accounting Officer &
John J. McCabe	Controller (Principal Financial and	April 4, 2007
Accounting Officer)
/s/ KENNETH S. KORNMAN	President, Chief Scientific Officer
Kenneth S. Kornman	and Director	April 4, 2007
/s/ DIANNE E. BENNETT		April 4, 2007
Dianne E. Bennett	Director
/s/ GEORGE CALVERT		April 4, 2007
George Calvert	Director
/s/ THOMAS R. CURRAN, JR.		April 4, 2007
Thomas R. Curran, Jr.	Chairman of the Board of Directors

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

We do not express an opinion or any form of assurance of management’s statements referring to management’s awareness of errors or awareness of transactions inconsistent with management’s intent or to the Company’s plans to remediate or reports to be made in future filings.

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

The provision for income taxes differs from the federal statutory rate due to the following:

	Years Ended December 31,
	2006	2005	2004
Tax at statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(6.1)	(6.1)	(6.1)
Research payments	8.4	15.7	17.3
SFAS No. 123 expense	4.0	—	—
Forfeited prepayment of genetic test services	7.4	—	—
Other	1.3	2.3	(3.2)
Change in valuation allowance	19.1	22.1	26.0
Effective tax rate	0.1%	—%	—%

Note 16—Segment Information

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), which establishes standards for reporting information about operating segments in annual and interim financial statements, and requires that companies report financial and descriptive information about its reportable segments based on a management approach. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. As a result of the acquisition of the assets and business of the Alan James Group in August 2006, the Company has two reportable segments: Personalized Health and Consumer Products.

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