Form 10-Q
period 2007-03-31
INTERLEUKIN GENETICS INC
filed 2007-05-10
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,170,026	$10,082,919
Accounts receivable from related party	510,800	199,395
Trade accounts receivable, net of allowance for doubtful accounts of $28,000 at March 31, 2007 and December 31, 2006	1,066,382	769,053
Inventory	1,149,011	1,504,154
Prepaid expenses and other current assets	372,568	435,592
Total current assets	12,268,787	12,991,113
Fixed assets, net	791,165	875,934
Intangible assets, net	8,361,100	8,726,820
Other assets	36,418	36,418
Total Assets	$21,457,470	$22,630,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$991,032	$948,421
Accrued expenses	2,034,076	2,119,729
Deferred receipts	1,289,300	1,277,132
Commitments for funded research and development projects	125,556	165,556
Due to seller under the asset purchase agreement	744,053	744,053
Convertible debt, net of discount of $346,406 at March 31, 2007 and $461,874 at December 31, 2006	2,248,930	2,133,462
Total current liabilities	7,432,947	7,388,353
Contingent acquisition consideration	1,449,001	1,449,001
Deferred tax liability	11,000	7,000
Total liabilities	8,892,948	8,844,354
Stockholders’ equity:
Convertible preferred stock—$0.001 par value—6,000,000 shares authorized; 5,000,000 shares of Series A issued and outstanding at March 31, 2007 and December 31, 2006; aggregate liquidation preference of $18,000,000 at March 31, 2007	5,000	5,000
Common stock, $0.001 par value—75,000,000 shares authorized; 27,601,644 and 27,406,984 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	27,602	27,407
Additional paid-in capital	82,342,365	81,896,060
Accumulated deficit	(69,810,445)	(68,142,536)
Total stockholders’ equity	12,564,522	13,785,931
Total liabilities and stockholders’ equity	$21,457,470	$22,630,285

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Revenue:
Revenue from related party	$690,877	$216,818
Revenue from others	1,728,400	15,416
Total revenue	2,419,277	232,234
Operating Expenses:
Cost of genetic testing services	250,905	197,652
Cost of consumer products sold	995,455	—
Research and development	674,460	768,730
Selling, general and administrative	1,695,510	713,698
Amortization of intangible assets	410,925	11,778
Total operating expenses	4,027,255	1,691,858
Loss from operations	(1,607,978)	(1,459,624)
Other income (expense):
Interest income	120,685	38,451
Interest expense	(61,148)	(52,837)
Amortization of note discount	(115,468)	(115,468)
Total other expense	(55,931)	(129,854)
Net loss before income taxes	(1,663,909)	(1,589,478)
Provision for income taxes	(4,000)	—
Net loss	$(1,667,909)	$(1,589,478)
Basic and diluted net loss per common share	$(0.06)	$(0.07)
Weighted average common shares outstanding	27,575,971	24,019,004

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional
	Shares	$0.001 par value	Shares	$0.001 par value	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2006 (Audited)	5,000,000	$5,000	27,406,984	$27,407	$81,896,060	$(68,142,536)	$13,785,931
Net loss	—	—	—	—	—	(1,667,909)	(1,667,909)
Common stock issued:
Exercise of stock options	—	—	159,917	160	319,601	—	319,761
Employee stock purchase plan	—	—	3,231	3	12,016	—	12,019
Common stock issued to employees	—	—	7,000	7	(7)	—	—
Restricted stock issued to employees	—	—	12,500	13	(13)	—	—
Rights offering, net of issuance costs	—	—	12,012	12	52,670	—	52,682
Stock-based compensation expense	—	—	—	—	62,038	—	62,038
Balance as of March 31, 2007	5,000,000	$5,000	27,601,644	$27,602	$82,342,365	$(69,810,445)	$12,564,522

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,667,909)	$(1,589,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	494,964	87,937
Amortization of note discount	115,468	115,468
Stock-based and non-cash compensation expense	62,768	147,921
Changes in operating assets and liabilities:
Accounts receivable, net	(608,734)	(75,442)
Inventory	355,143	—
Prepaid expenses and other current assets	63,024	7,018
Accounts payable	42,611	(39,116)
Accrued expenses	(85,653)	(119,850)
Deferred receipts	12,168	(125,790)
Commitments for funded R&D	(40,000)	(52,550)
Deferred tax liability	4,000	—
Net cash used in operating activities	(1,252,150)	(1,643,882)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	—	(44,382)
Increase in other assets	(45,205)	(37,264)
Cash used in investing activities	(45,205)	(81,646)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by Alticor	—	664,747
Proceeds from exercises of warrants and stock options	319,761	541,925
Proceeds from employee stock purchase plan	12,019	2,907
Proceeds from rights offering, net of issuance costs	52,682	—
Principal payments of capital lease obligations, net	—	(2,977)
Net cash provided by financing activities	384,462	1,206,602
Net decrease in cash and cash equivalents	(912,893)	(518,926)
Cash and cash equivalents, beginning of period	10,082,919	3,415,174
Cash and cash equivalents, end of period	$9,170,026	$2,896,248
Supplemental disclosures of cash flow information:
Interest paid:
Cash paid for interest	$61,148	$52,837

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The consolidated financial statements include the accounts of Interleukin Genetics, Inc., and its wholly-owned subsidiaries, as of March 31, 2007 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited interim consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note 2—Acquisition

In August 2006, the Company acquired the assets and business of the Alan James Group, LLC (the Alan James Group). The acquired business primarily develops, markets and sells nutritional products and OTCeuticals and engages in related activities. Interleukin and the Alan James Group have complementary capabilities in genetic testing services and preventive healthcare products distribution. By combining these capabilities, the Company is positioned to expand its science-based solutions portfolio, commercialize its products and services and offer a broad selection of innovative, preventive and personalized products to its customers. The initial purchase price consisted of the payment of $7,031,257 in cash and the obligation to place in escrow $250,000 and 88,055 shares of the Company’s Common Stock valued at $500,000, or $5.6873 per share (based on the volume-weighted average closing stock price for the 20 consecutive trading days ending August 15, 2006). The Company is also responsible for paying additional contingent consideration of up to $1,500,000 in cash and up to 1,628,833 shares of Common Stock over the next three years upon achievement of certain earnings milestones by the acquired business. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS No. 141). Accordingly, the consolidated financial statements include the results of the acquired company’s operations since the acquisition date, August 17, 2006.

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

Had the acquisition of the Alan James Group been completed at the beginning of 2006, the Company’s pro forma results would have been as follows:

For the Three Months Ended March 31, 2006
Revenue	$2,265,521
Net loss	$(2,537,979)
Basic and diluted net loss per common share	$(0.09)

Note 3—Significant Accounting Policies

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

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. The Company’s most critical accounting policies are in areas of its strategic alliance with Alticor, revenue recognition, allowance for sales returns, trade promotions, accounts receivable, inventory, stock-based compensation, income taxes, long-lived assets, intangible assets, beneficial conversion feature of convertible instruments and below market interest rate on debt. These critical accounting policies are more fully discussed in these notes to the consolidated financial statements.

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

In March 2007, the Company entered into an agreement, effective January 1, 2007, to expand the research being performed under its current agreements with Alticor through 2007. The research agreement is expected to provide the Company with $2.3 million during 2007, on a time and material basis. The Company recorded revenue associated with this agreement in accordance with its revenue recognition policy.

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectibility is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of March 31, 2007 and December 31, 2006, $0 was included in deferred receipts.

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

Revenue from contract research and development is recognized over the term of the contract as the Company performs its obligations under that contract.

Allowance for Sales Returns

The Company’s recognition of revenue from sales to retailers is impacted by giving them rights to return damaged and outdated products as well as the fact that as a practical business matter, the Company’s sales force, along with its customers, are constantly working to ensure profitability of its products within retailers by rotating slow moving items out of stores and replacing those products with what the Company and the retailer expect will be more profitable, faster selling items. For product sales the Company believes it can reasonably and reliably estimate future returns, it recognizes revenue at the time of sale. For product sales which it cannot estimate future returns, particularly new products, the Company defers revenue recognition until the return privilege has substantially expired or the amount of future returns can be reasonably estimated. As of March 31, 2007 and December 31, 2006, the Company has deferred $72,117 and $58,949, respectively, of revenue for sales in which it cannot reasonably and reliably estimate future returns.

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

Trade Promotions

The Company uses objective procedures for estimating its allowance for trade promotions. The allowance for trade promotions offered to customers is based on contracted terms or other arrangements agreed in advance.

Accounts Receivable

Trade accounts receivable are stated at their estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its customers a 2% cash discount if payment is made within 30 days of invoice date. As of March 31, 2007 and December 31, 2006, the Company has reduced trade accounts receivable by $19,118 and $9,327, respectively, for anticipated discounts taken. A provision is made for estimated bad debts based on management’s estimate of the amount of possible credit losses in the Company’s existing accounts receivable. As of March 31, 2007 and December 31, 2006, the Company has provided an allowance for uncollectible accounts of $28,000.

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

Inventory on hand primarily consisted of the following at March 31, 2007 and December 31, 2006:

	2007	2006
Raw materials	$45,197	$17,375
Finished goods	1,103,814	1,486,779
Total	$1,149,011	$1,504,154

Stock-Based Compensation

The Company accounts for its stock-based compensation expense in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R) using the modified prospective basis. SFAS No. 123R addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R requires us to expense SBP awards with compensation cost for SBP transactions measured at fair value. SFAS No. 123R applies to new equity awards and to equity awards modified, repurchased or canceled after the effective date, January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under SFAS No. 123. Additionally, common stock purchased pursuant to its employee stock purchase plan is expensed based upon the fair market value in excess of purchase price.

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

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of $19.9 million as of March 31, 2007, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 requires that the Company evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Any write-downs, based on fair value, are to be treated as permanent reductions in the carrying amount of the assets. The Company believes that no impairment exists related to the Company’s long-lived assets at March 31, 2007.

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

The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires impairment tests be periodically repeated and on an interim basis, if certain conditions exist, with impaired assets written down to fair value. The Company believes that no impairment exists related to the Company’s intangible assets at March 31, 2007.

Beneficial Conversion Feature of Convertible Instruments

Based on EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF No. 00-27), which provides guidance on the calculation of a beneficial conversion feature of a convertible instrument, the Company has determined that the convertible debt issued on March 5, 2003 contained a beneficial conversion feature.

Based on the effective conversion price of the convertible debt of $0.2875 and the market value per share of $0.71 at March 5, 2003, the intrinsic value was calculated to be $2,205,522; however in accordance with EITF No. 00-27, the amount of the discount allocated to the beneficial conversion feature is limited to the amount of the proceeds allocated to the instrument. The beneficial conversion feature resulted in a discount of the convertible debt of $1,500,609 at March 5, 2003. The amount of the discount allocated to the beneficial conversion feature of the convertible debt is amortized from the date of issuance to the earlier of the maturity or conversion date. Therefore, the Company charged $77,618 for each of the three months ended March 31, 2007 and 2006 to amortization of note discount.

Below Market Interest Rate

The convertible debt has a stated interest rate of prime plus 1%. However, the promissory notes, that were refinanced with the convertible debt, originally had a stated interest rate of 15%. Therefore, the Company determined the fair value of the convertible debt, using an interest rate comparable to that of the refinanced promissory notes, at $1,863,553. The resulting discount of $731,783 is amortized from the date of issuance to the earlier of maturity or conversion date. Therefore, the Company charged $37,850 to amortization of note discount for the three months ended March 31, 2007 and 2006.

Basic and Diluted Net Loss per Common Share

The Company applies SFAS No. 128, Earnings per Share (SFAS No. 128), which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding during the three months ended March 31, 2007 includes the 88,055 shares of common stock to be issued and held in escrow as consideration for the acquisition of the Alan James Group as if they had been issued on August 17, 2006. Diluted loss per share is the same as basic loss per share for all the periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the loss in each period. Potential common stock equivalents excluded from the calculation of diluted net loss per share consists of stock options, warrants, preferred stock and convertible debt as described in the table below:

	Three Months Ended March 31,
	2007	2006
Options outstanding	1,731,098	2,388,831
Warrants outstanding	400,000	400,000
Preferred stock	28,160,200	28,160,200
Convertible debt.	4,060,288	4,060,288
Total	34,351,586	35,009,319

Reclassifications

Certain items in the 2006 financials have been reclassified to conform to the 2007 presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 was issued to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. The effective date is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on the Company’s financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company has not yet determined the impact, if any, of adopting this statement on its financial position, results of operations and cash flows.

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

As of March 31, 2007, there was $2,595,336 outstanding under the terms of these credit facilities.

On June 17, 2004, the Company entered into another research agreement (Research Agreement II), valued at $2.2 million, as amended, with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. During the first phase of the agreement, the Company received $1,380,000 in research funding over a period of six months beginning on July 1, 2004. If Alticor determines, in its sole discretion, that it has a reasonable likelihood of commercializing weight management nutritional products, the Company will be eligible to receive, during the second phase of the agreement, an additional $820,000 in funding over a six-month period. No funding related to this agreement was received during the three months ended

March 31, 2007 and 2006 and the Company is not anticipating any additional funding under this agreement.

On March 5, 2005, the Company entered into an agreement with Alticor to expand the research being performed under Research Agreement I (Research Agreement III) to provide additional funding of $2,716,151 over the two years beginning April 1, 2005. Also on March 5, 2005, the Company entered into an additional research agreement (Research Agreement IV) with Alticor for exploratory research valued at $2,341,500 over a two-year period commencing April 1, 2005. These research agreements provided the Company with a total of $5.0 million during the two years ending March 2007. The Company received $0 and $629,747 in funding related to these agreements during the three months ended March 31, 2007 and 2006, respectively.

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

On June 30, 2006, the Company entered into an agreement with Alticor to perform association studies on composite genotypes to skin inflammatory response. The agreement provided $94,000 of funding, all of which was received in 2006. As of December 31, 2006, $94,000 was included in deferred receipts on the accompanying consolidated balance sheets. No funding related to this agreement was received during the three months ended March 31, 2007 and 2006.

On August 17, 2006, Alticor purchased from the Company an aggregate of 2,750,037 shares of Common Stock for an aggregate purchase price of $15,615,537, or $5.6783 per share (based on the volume-weighted average closing stock price for the 20 consecutive trading days ending August 15, 2006). In addition, Alticor also agreed to extend to the Company a credit line of $14,384,463 of working capital borrowings at any time until August 17, 2008. The Company incurred $83,707 of issuance costs associated with this private placement. As a condition of the financing, the Company initiated a rights offering of 2,533,234 shares of its Common Stock to existing stockholders (other than Alticor) at a per share price of $5.6783. The costs, incurred as a result of the rights offering was $66,356 and these costs have been netted against the proceeds received from the financing.

On March 29, 2007, the Company entered into an agreement, effective January 1, 2007, to expand the research being performed under its current agreements with Alticor through 2007. The research agreement is expected to provide the Company with $2.3 million during 2007, on a time and material basis.

Note 5—Debt

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

There was $2,595,336 outstanding under the terms of these credit facilities, net of unamortized discount of $346,406 and $461,874 at March 31, 2007 and December 31, 2006, respectively. The credit facilities will mature in December 2007, bear interest at 1% over the prime rate (8.25% at March 31, 2007), are collateralized by a security interest in the Company’s intellectual property (except intellectual property related to periodontal disease and sepsis), and are convertible at the election of Alticor into shares of common stock at a conversion price equal to $0.6392 per share.

On February 23, 2006, these credit facilities with Alticor were amended to provide the Company with access to an additional $2.0 million of working capital borrowing at any time prior to April 1, 2007. Any amounts borrowed will bear interest at prime plus 1%, require quarterly interest payments and be due five years from the date of borrowing issuance. In addition, the restrictions on the existing $1.5 million line of credit were removed so that it can be used for general working capital purposes. These credit facilities expired unexercised on April 1, 2007.

On August 17, 2006, these credit facilities with Alticor were further amended to provide the Company with access to an additional $14.4 million of working capital borrowings at any time prior to August 17, 2008. Any amounts borrowed will bear interest at prime plus 1%, require quarterly interest payments and be due on August 16, 2011. The principal amount of any borrowing under this credit facility is convertible at Alticor’s election into a maximum of 2,533,234 shares of Common Stock, reflecting a conversion price of $5.6783 per share. As a condition of this financing, the Company initiated a rights offering of 2,533,234 shares of its Common Stock to existing stockholders (other than Alticor) at a per share price of $5.6783. Any proceeds received from the rights offering will reduce the availability under the credit facility. As a result of the rights offering, the availability under the credit facility has been reduced by $68,208, leaving approximately $14.3 million available. No amounts are outstanding under these credit facilities as of March 31, 2007.

Note 6—Commitments and Contingencies

Purchase Price of the Alan James Group

The Company is responsible for paying additional consideration to the sellers of the Alan James Group of up to $1,500,000 in cash and up to 1,628,833 shares of the Company’s Common Stock over the next three years upon achievement of certain earnings milestones by the Alan James Group. As of March 31, 2007, no milestones have been achieved.

Operating Leases

The Company leases its offices and laboratory space under non-cancelable operating leases expiring at various dates through March 2009. The Company also leases certain office equipment under lease obligations, all of which are classified as operating leases. Future minimum lease commitments under lease agreements with initial or remaining terms of one year or more at March 31, 2007, are as follows:

Year Ending December 31,
2007	$354,719
2008	438,108
2009	109,619
$902,446

Acquisition of Data Bases

In connection with the research agreement with Alticor dated March 5, 2003, the Company is obligated to purchase two clinical databases. As of June 30, 2004, the Company determined that this obligation met the criteria of SFAS No. 5, Accounting for Contingencies, and estimated the cost of these two databases at $450,000. Accordingly, the Company recorded a liability and charged research and development expenses of $450,000 at that time. As of March 31, 2007, the Company had expenditures of $324,444 associated with the acquisition of these databases. The Company believes that the acquisition of the databases will not exceed the amount that the Company has estimated, however actual amounts could differ.

Sponsored Research Agreements

In connection with the research agreement with Alticor dated March 5, 2005, the Company entered into a sponsored research agreement with Yonsei University to conduct a clinical study. The sponsored research agreement is for an amount of $499,882 and is payable upon achievement of certain milestones. As March 31, 2007, Yonsei University had achieved milestones valued at $50,000. The remaining commitment on this agreement is $449,882. As, and if, Yonsei University completes the other milestones associated with this sponsored research agreement, the Company will record these costs as research and development expenses.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, results of operations and cash flows.

Employment Agreements

The Company has entered into employment agreements with certain key employees of the Company. These agreements expire at various dates through August 17, 2009. As of March 31, 2007, the remaining commitments under these agreements, based on continued employment, was as follows:

Year Ending December 31,	Base Salary	Car Allowance	Stock Award (# of shares)
2007	$843,750	$21,600	25,000
2008	825,000	21,600	25,000
2009	318,750	8,100	25,000
	$1,987,500	$51,300	75,000

Note 7—Capital Stock

Authorized Common and Preferred Stock

At March 31, 2007, the Company had authorized 6,000,000 shares of Series A Preferred stock of which 5,000,000 shares were issued and outstanding. At March 31, 2007, the Company had authorized 75,000,000 shares of $0.001 par value common stock of which 68,898,984 shares were outstanding or reserved for issuance. Of those, 27,601,644 shares were outstanding; 28,160,200 shares were reserved for the conversion of the Series A Preferred to common stock; 4,060,288 shares were reserved for the conversion of approximately $2.6 million of debt; 4,000,340 shares were reserved for the exercise of authorized or outstanding stock options; 400,000 shares were reserved for the exercise of outstanding warrants to purchase common stock; 438,402 shares were reserved for the exercise of rights held under the Employee Stock Purchase Plan; 88,055 shares were reserved for issuance to be placed in escrow as initial consideration for the acquisition of the Alan James Group; 2,521,222 shares were reserved for the issuance upon the conversion of convertible notes and 1,628,833 shares were reserved for issuance upon the achievement of certain milestones as additional consideration for the acquisition of the Alan James Group.

Series A Preferred Stock

On March 5, 2003, the Company entered into a Purchase Agreement with Alticor, pursuant to which Alticor purchased from the Company Series A Preferred Stock for $7,000,000 in cash on that date, and an additional $2,000,000 in cash that was paid as a result of the Company achieving a certain milestone, on March 11, 2004.

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its Common Stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them. The liquidation preference at March 31, 2007 was $18,000,000. After receiving this amount, the holders of the Series A Preferred Stock shall participate on an as-converted basis with the holders of common stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of March 31, 2007, the Series A Preferred Stock is convertible into 28,160,200 shares of Common Stock reflecting a conversion price of $.3196 per share.

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

Note 8—Stock-Based Compensation Arrangements

Stock-based compensation arrangements consisted of the following as of March 31, 2007: three share-based compensation plans, restricted stock awards; an employee stock purchase plan; and employee compensation agreements. Total compensation cost that has been charged against income for stock-based compensation arrangements is as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Stock option grants prior to January 1, 2006	$60,052	$125,945
Stock-based arrangements awarded on or after January 1, 2006:
Stock option grants	—	—
Restricted stock issued	—	20,315
Unrestricted stock issued:
Employee stock purchase plan	2,132	1,661
Employment agreements	(146)	—
	$62,038	$147,921

Stock option grants prior to January 1, 2006

The weighted-average grant-date fair value of unvested employee stock options granted prior to January 1, 2006 was $2.65 per share, as determined using the Black-Scholes option pricing model. No employee stock options were granted after December 31, 2005. For purposes of determining the stock-based compensation expense for grant awards issued prior to January 1, 2006 and for pro forma disclosure required by SFAS 123, the Black-Scholes option pricing model was used with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rate	5.00%	4.00%	4.00%
Expected life	7 years	7 years	7 years
Expected volatility	70%	80%	80%

Using these assumptions, the weighted average grant date fair value of options granted in 2005, 2004 and 2003 was $2.29, $2.97 and $2.69, respectively.

Restricted Stock Awards

During the three months ended March 31, 2007 the Company did not grant any restricted stock awards. During the three months ended March 31, 2006, the Company granted 24,760 restricted stock awards to employees. These awards vested at various dates through 2006 assuming continued employment with the Company and the holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The employees are not required to pay any consideration to the Company for these restricted stock awards. The recognition of compensation expense for these types of awards did not change as a result of adopting SFAS No. 123R on January 1, 2006. The Company measured the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost was recognized over the remaining service period.

The following table details restricted stock activity for the three months ended March 31, 2007 and 2006:

	2007		2006
	Number of Shares	Weighted Avg Grant Date Fair Value	Number of Shares	Weighted Avg Grant Date Fair Value
Outstanding, beginning of the period	—	$—	—	$—
Granted	—	—	24,760	6.80
Lapsed	—	—	—	—
Canceled	—	—	—	—
Outstanding, end of the period	—	$—	24,760	$6.80

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are now deemed to be compensatory under SFAS No. 123R because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the three months ended March 31, 2007, employees purchased 3,231 shares of common stock at a weighted-average purchase price of $3.72, while the weighted-average fair market value was $4.38 per share, resulting in compensation expense of $2,132. During the three months ended March 31, 2006, employees purchased 639 shares of common stock at a weighted-average purchase price of $4.55, while the weighted-average fair market value was $7.15 per share, resulting in compensation expense of $1,661.

Employment Agreements

During the year ended December 31, 2006, the Company entered into employment agreements with certain key employees of the Company. These agreements provided for the issuance of up to 122,500 shares of the Company’s common stock at various dates through 2009 assuming continued employment with the Company. The employees are not required to pay any consideration to the Company for these stock awards. As of March 31, 2007, 47,500 shares of the Company’s common stock have been issued pursuant to these agreements. The recognition of compensation expense for these types of awards did not change as a result of adopting SFAS No. 123R on January 1, 2006. The Company measures the fair value of the shares, prior to issuance, based on the last reported price at which the Company’s common stock traded for the reporting period and compensation cost is recognized ratably over the employment period required to earn the stock award. At time of issuance, the Company will measure the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the issuance and will record a cumulative adjustment, if any.

A summary of compensation cost included in the statement of operations for the three months ended March 31, 2007 and 2006 is as follows:

	2007	2006
Cost of revenue	$6,552	$5,431
Research and development expenses	52,379	73,763
Selling, general and administrative expenses	3,107	68,727
Total	$62,038	$147,921

Note 9—Segment Information

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

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and earnings before interest, taxes, depreciation and amortization (EBITDA). Common costs not directly attributable to a segment are included in the Personalized Health segment. These costs include corporate costs such as legal, audit, tax and other professional fees.

The following is a summary of the Company’s operations by operating segment:

	Three Months Ended March 31,
	2007	2006
Personalized Health (including common costs not directly attributable to a segment):
Revenue	$691,497	$232,234
Net loss, before interest, taxes, depreciation and amortization of $149,134 and $217,791 for the three months ended March 31, 2007 and 2006, respectively	$(1,265,518)	$(1,371,687)
Consumer Products:
Revenue	$1,727,780	—
Net loss, before interest, taxes, depreciation and amortization of $401,761 for the three months ended March 31, 2007	$152,504	—
Consolidated:
Total revenue	$2,419,277	$232,234
EBITDA	$(1,113,014)	$(1,371,687)
Interest, net	59,537	(14,386)
Provision for income taxes	(4,000)	—
Depreciation	(84,039)	(76,159)
Amortization	(526,393)	(127,246)
Net loss	$(1,667,909)	$(1,589,478)

The Company has no operations outside of the United States. For the three months ended March 31, 2007 and 2006, the Company had minimal royalty income derived from distributors outside the United States, minimal expenses derived from research partners outside the United States and minimal assets outside of the United States. The Company does not believe this risk is material and does not use derivative financial instruments to manage foreign currency fluctuation risk.

Note 10—Industry Risk and Concentration

The Company develops genetic risk assessment tests under contract, performs research for its own benefit and provides research services to a collaborative partner. As of March 31, 2007, the Company has commercially introduced three genetic tests, two of which are sold exclusively through its strategic partner—Alticor, and is in various stages of development for several others. Commercial success of the Company’s genetic risk assessment tests will depend on their acceptance as scientifically credible and cost-effective by consumers and the marketing success of its collaborative partner.

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

For the three months ended March 31, 2007, approximately 44% of the consumer products revenue was from a single customer. As of March 31, 2007 and December 31, 2006, approximately 42% and 47% of the trade accounts receivable was from that same customer.

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

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto included elsewhere in this document.

Forward-Looking Statements

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

General Overview

We are a company focused on developing, acquiring, and commercializing personalized health products that can help individuals improve and maintain their health through preventive measures. We use functional genomics to help in the development of genetic risk assessment tests based on genetic variations in people. Since August 17, 2006, we have been developing and marketing nutritional and OTCeutical products. We have commercialized genetic tests for periodontal disease risk assessment, cardiovascular risk assessment, and general nutrition assessment. In addition, our Alan James Group subsidiary sells nutritional product brands, including Ginkoba, Ginsana, and Venastat through the nation’s largest food, drug and mass retailers. Our current development programs focus on osteoporosis and weight management genetic risk assessment tests, as well as our new proprietary OTCeuticals for distribution through the Alan James Group. We expect that these programs will also lead to the personalized selection of nutritional and therapeutic products, and provide consumers and healthcare professionals with better preventive product alternatives.

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

Revenue from contract research and development is recognized over the term of the contract as the Company performs its obligations under that contract.

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

Stock-based compensation:

We account for our stock-based compensation expense in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R) using the modified prospective basis. SFAS No. 123R addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R requires us to expense SBP awards with compensation cost for SBP transactions measured at fair value. SFAS No. 123R applies to new equity awards and to equity awards modified, repurchased or canceled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under SFAS No. 123. Additionally, common stock purchased pursuant to our employee stock purchase plan is expensed based upon the fair market value in excess of purchase price.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $19.9  million as of March 31, 2007, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, SFAS No. 157 was issued to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair measurements. The definition about of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. The effective date is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe that the adoption of SFAS No. 157 will have a material impact on the Company’s financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. We have not yet determined the impact, if any, of adopting this statement on its financial position, results of operations and cash flows.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue for the three months ended March 31, 2007 was $2.4 million compared to $232,000 for the three months ended March 31, 2006, an increase of $2.2 million. The increase was due to increased revenues of $691,000 from our personalized health segment and $1.7 million from our new consumer products segment sold to large retail outlets. Revenue from our segments consisted of the following:

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Personalized health:
Genetic Testing	$271,650	$222,193	49,457	22.3%
Contract research and development	417,500	—	417,500	—
Other	2,347	10,041	(7,694)	(76.6)%
Segment total	691,497	232,234	459,263	197.8%
Consumer products	1,727,780	—	1,727,780	—
Total	$2,419,277	$232,234	$2,187,043	941.7%

Cost of genetic testing services revenue was $251,000 for the three months ended March 31, 2007 compared to $198,000 for the three months ended March 31, 2006. Gross profit from genetic testing services was $21,000, or 8% of revenue, for the three months ended March 31, 2007 compared to $25,000, or 11% of revenue, for the three months ended March 31, 2006. Cost of genetic testing services revenue includes fixed overhead costs associated with laboratory operations.

Cost of consumer products revenue was $995,000 for the three months ended March 31, 2007, resulting in gross profit of $732,000, or 42%, from these products.

Research and development expenses were $674,000 for the three months ended March 31, 2007 compared to $769,000 for the three months ended March 31, 2006, a decrease of $94,000 or 12%. Funded research and development expenses were $267,000 for the three months ended March 31, 2007 compared to $334,000 for the three months ended March 31, 2006, a decrease of $67,000 or 20%. In March 2003, we entered into a research agreement with Alticor to develop genetic tests and software to assess personalized risk and develop and use screening technologies to validate the effectiveness of the nutrigenomic consumables Alticor is developing. In March 2005 and in March 2007, we entered into new agreements with Alticor to continue the research being performed. Direct expenses associated with these agreements were $238,000 and $242,000 for the three months ended March 31, 2007 and 2006, respectively. In June 2004, we entered into another research agreement with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. Direct expenses associated with this agreement were $14,000 and $92,000 for the three months ended March 31, 2007 and 2006, respectively. In June 2006, we entered into another research agreement with Alticor to perform association studies on composite genotypes to skin inflammatory response. Direct expenses associated with this agreement were $15,000 for the three months ended March 31, 2007. Other research and development expenses, including overhead costs associated with research and development activities, were $407,000 for the year three months ended March 31, 2007 compared to $434,000 for three months ended March 31, 2006, a decrease of $27,000 or 6%.

Selling, general and administrative expenses were $1.7 million for the three months ended March 31, 2007 compared to $714,000 for the three months ended March 31, 2006, an increase of $982,000 million or 138%. This increase was largely attributable to costs of $589,000 incurred by the Alan James Group for the three months ended March 31, 2007 and professional costs incurred during the three months ended March 31, 2007 in connection with the integration of the Alan James Group.

Amortization of intangible assets was $411,000 for three months ended March 31, 2007 compared to $12,000 during the same period in the prior year. This increase was primarily attributable to amortization expense associated with acquisition-related intangible assets.

Interest income was $121,000 for the three months ended March 31, 2007 compared to $38,000 the three months ended March 31, 2006. The increase of 214% is primarily the result of an increase in our cash balances being maintained in interest bearing accounts coupled with an increase in the prevailing interest rates. Interest expense of $61,000 was incurred during the three months ended March 31, 2007, compared to $53,000 for the same period in 2006. The increase of 16% is primarily due to the increase in the prevailing interest rate over the two periods from 8.25% in 2006 to 9.25% in 2007.

We recorded amortization of note discount of $115,000 for each of the three months ended March 31, 2007 and 2006. Of the $115,000 expense, $78,000 is due to the amortization of the $1.5 million of discount resulting from the beneficial conversion feature of the convertible debt issued in March 2003 and $37,000 is due to the amortization of the $732,000 of discount associated with the below market stated interest rate.

Liquidity and Capital Resources

Cash and cash available under our credit facilities are key financial performance indicators for us. As of March 31, 2007, we had cash and cash equivalents of $9.2 million and borrowings available under our credit facilities of $14.3 million for a total of $23.5 million. Net cash used in operating activities was $1.3 million and $1.6 million for the three months ended March 31, 2007 and 2006, respectively.

Cash used in investing activities was $45,000 for the three months ended March 31, 2007 and $82,000 for the same period in 2006. Cash was used primarily for the purchase of equipment and capitalized patent costs.

Cash provided by financing activities was $384,000 for the three months ended March 31, 2007 compared to $1.2 million for the three months ended March 31, 2006. During the three months ended March 31, 2007, we received $332,000 from the exercise of stock options and stock purchases through the employee stock purchase plan and $53,000 from our rights offering completed in January 2007. As a condition of our financing completed in August 2006, we initiated a rights offering of 2,533,234 shares of our common stock to our stockholders (other than Alticor) at a per share price of $5.6783. During the three months ended March 31, 2006, we received $665,000 from our strategic alliance with Alticor and $545,000 from the exercise of stock options, warrants and stock purchases through the employee stock purchase plan. These amounts were offset by $3,000 of payments of our capital lease obligations. We currently do not have any commitments for any material capital expenditures.

A summary of our contractual obligations as of March 31, 2007 is included in the table below:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$2,595,336	$2,595,336	$—	$—	$—
Operating Lease Obligations	902,446	464,246	438,200	—	—
TOTAL	$3,497,782	$3,059,582	$438,200	$—	$—

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

(b) Changes in Internal Control Over Financial Reporting.   As of December 31, 2006, management and our independent accountants identified as a material weakness in our internal control over financial reporting the fact that we did not perform sufficient analysis on our historical sales return data by customer to appropriately document our basis for estimating future returns on a timely basis. In addition, the Alan James Group did not obtain information from our customers regarding the levels of inventory subject to rights of return on a timely basis. This limited our ability to reasonably and reliably estimate future returns on a timely basis.

In an effort to remediate the identified material weakness, management has implemented since December 31, 2006, or is in the process of implementing, improvements to its process of estimating product returns. These include, among others, the following:

•       Tracking actual returns data by customer on a monthly basis,

•       Obtaining information from our largest customer regarding levels of inventory subject to returns on a monthly basis, and

•       Obtaining information from our larger customers regarding levels of inventory subject to returns on a quarterly basis.

No other change in internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

We are not aware of any current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.

Item 1A.                Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

INTERLEUKIN GENETICS, INC.
Date: May 10, 2007	By:	/s/ TIMOTHY J. RICHERSON
Timothy J. Richerson Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2007	By:	/s/ JOHN J. MCCABE
John J. McCabe Controller and Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1+	Research Agreement between the Company and Access Business Group dated March 29, 2007 effective as of January 1, 2007
31.1*	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith.

+                Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.