Form 10-Q
period 2007-06-30
INTERLEUKIN GENETICS INC
filed 2007-08-09
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,639,743	$10,082,919
Accounts receivable from related party	138,113	199,395
Trade accounts receivable, net of allowance for doubtful accounts of $6,696 and $28,000 at June 30, 2007 and December 31, 2006, respectively	1,054,403	769,053
Inventory	1,144,190	1,504,154
Prepaid expenses and other current assets	300,465	435,592
Total current assets	11,276,914	12,991,113
Fixed assets, net	710,490	875,934
Intangible assets, net	7,989,870	8,726,820
Other assets	53,333	36,418
Total Assets	$20,030,607	$22,630,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,156,618	$948,421
Accrued expenses	2,214,834	2,119,729
Deferred receipts	1,288,861	1,277,132
Commitments for funded research and development projects	117,056	165,556
Due to seller under the asset purchase agreement	744,053	744,053
Convertible debt, net of discount of $230,937 at June 30, 2007 and $461,874 at December 31, 2006	2,364,399	2,133,462
Total current liabilities	7,885,821	7,388,353
Contingent acquisition consideration	1,449,001	1,449,001
Deferred tax liability	15,000	7,000
Total liabilities	9,349,822	8,844,354
Stockholders’ equity:
Convertible preferred stock—$0.001 par value—6,000,000 shares authorized; 5,000,000 shares of Series A issued and outstanding at June 30, 2007 and December 31, 2006; aggregate liquidation preference of $18,000,000 at June 30, 2007	5,000	5,000
Common stock, $0.001 par value—100,000,000 shares authorized; 27,637,283 and 27,406,984 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	27,637	27,407
Additional paid-in capital	82,427,282	81,896,060
Accumulated deficit	(71,779,134)	(68,142,536)
Total stockholders’ equity	10,680,785	13,785,931
Total liabilities and stockholders’ equity	$20,030,607	$22,630,285

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Revenue from related party	$742,447	$1,343,640	$1,433,324	$1,560,458
Revenue from others	1,666,022	1,040	3,394,422	16,456
Total revenue	2,408,469	1,344,680	4,827,746	1,576,914
Operating expenses:
Cost of genetic testing services	258,232	408,282	509,137	605,934
Cost of consumer products sold	890,848	—	1,886,303	—
Research and development	785,938	891,929	1,460,398	1,660,659
Selling, general and administrative	1,961,991	816,810	3,657,501	1,530,508
Amortization of intangibles	411,940	12,476	822,865	24,254
Total operating expenses	4,308,949	2,129,497	8,336,204	3,821,355
Loss from operations	(1,900,480)	(784,817)	(3,508,458)	(2,244,441)
Other income (expense):
Interest income.	111,961	33,742	232,646	72,193
Interest expense	(60,701)	(56,638)	(121,849)	(109,474)
Amortization of note discount	(115,469)	(115,469)	(230,937)	(230,938)
Total other expense	(64,209)	(138,365)	(120,140)	(268,219)
Net loss before income taxes	(1,964,689)	(923,182)	(3,628,598)	(2,512,660)
Provision for income taxes	(4,000)	—	(8,000)	—
Net loss	$(1,968,689)	$(923,182)	$(3,636,598)	$(2,512,660)
Basic and diluted net loss per common share	$(0.07)	$(0.04)	$(0.13)	$(0.10)
Weighted average common shares outstanding	27,692,014	24,190,841	27,634,313	24,105,396

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional
	Shares	$0.001 par value	Shares	$0.001 par value	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2006 (Audited)	5,000,000	$5,000	27,406,984	$27,407	$81,896,060	$(68,142,536)	$13,785,931
Net loss	—	—	—	—	—	(3,636,598)	(3,636,598)
Common stock issued:
Exercise of stock options	—	—	194,917	195	347,215	—	347,410
Employee stock purchase plan	—	—	3,870	4	13,006	—	13,010
Common stock issued to employees	—	—	7,000	7	(7)	—	—
Restricted stock issued to employees	—	—	12,500	12	(12)	—	—
Rights offering, net of issuance costs	—	—	12,012	12	52,670	—	52,682
Stock-based compensation expense	—	—	—	—	118,350	—	118,350
Balance as of June 30, 2007	5,000,000	$5,000	27,637,283	$27,637	$82,427,282	$(71,779,134)	$10,680,785

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,636,598)	$(2,512,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	989,601	181,280
Amortization of note discount	230,937	230,937
Stock-based and non-cash compensation expense	119,080	365,353
Changes in operating assets and liabilities:
Accounts receivable, net	(224,068)	(443,871)
Inventory	359,964	—
Prepaid expenses and other current assets	118,212	(240,075)
Accounts payable	208,197	311,672
Accrued expenses	95,105	(119,113)
Deferred receipts	11,729	(177,013)
Commitments for funded R&D	(48,500)	(590,586)
Deferred tax liability	8,000	—
Net cash used in operating activities	(1,768,341)	(2,994,076)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,020)	(139,985)
Increase in other assets	(85,917)	(65,144)
Cash used in investing activities	(87,937)	(205,129)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by Alticor	—	1,451,978
Proceeds from exercises of warrants and stock options	347,410	744,375
Proceeds from employee stock purchase plan	13,010	15,778
Proceeds from rights offering, net of issuance costs	52,682	—
Principal payments of capital lease obligations	—	(2,977)
Net cash provided by financing activities	413,102	2,209,154
Net decrease in cash and cash equivalents	(1,443,176)	(990,051)
Cash and cash equivalents, beginning of period	10,082,919	3,415,174
Cash and cash equivalents, end of period	$8,639,743	$2,425,123
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Deferred receipt reclassified to equity	—	$1,274,210
Interest paid:
Cash paid for interest	$121,849	$109,474

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The consolidated financial statements include the accounts of Interleukin Genetics, Inc. (the Company), and its wholly-owned subsidiaries, as of June 30, 2007 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited interim consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended. Operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

Had the acquisition of the Alan James Group been completed at the beginning of 2006, the Company’s pro forma results would have been as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2006	June 30, 2006
Revenue	$3,132,871	$5,436,583
Net loss	$(1,845,339)	$(4,383,319)
Basic and diluted net loss per common share	$(0.07)	$(0.16)

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

Strategic Alliance with Alticor

In a private placement on March 5, 2003, the Company entered into a Stock Purchase Agreement with Alticor, pursuant to which Alticor purchased from the Company 5,000,000 shares of the Company’s Series A Preferred Stock, $0.001 per share, for $7,000,000 in cash and an additional $2,000,000 in cash paid upon the Company reaching a milestone pursuant to the terms of the Stock Purchase Agreement. The Series A Preferred Stock issued in the private placement was initially convertible into 28,157,683 shares of the Company’s Common Stock at the purchaser’s discretion. Pursuant to the terms of the Stock Purchase Agreement, Alticor also agreed to refinance, in the form of convertible debt, certain of the Company’s indebtedness in the form of previously issued promissory notes that were held by Alticor and certain individuals. This amounted to $2,595,336 in debt refinanced and was initially convertible into 5,219,903 shares of the Company’s Common Stock. Concurrent with the closing of the Stock Purchase Agreement, the Company entered into a research agreement with Alticor that would provide additional funding of $5,000,000 to be paid quarterly over a two-year period.

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

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectibility is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of June 30, 2007 and December 31, 2006, deferred receipts includes $22,400 and $0, respectively, for tests that have been prepaid but results have not yet been reported.

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

Allowance for Sales Returns

The Company’s recognition of revenue from sales to retailers is impacted by giving them rights to return damaged and outdated products as well as the fact that as a practical business matter, the Company’s sales force, along with its customers, are constantly working to ensure profitability of its products within retailers by rotating slow moving items out of stores and replacing those products with what the Company and the retailer expect will be more profitable, faster selling items. For product sales the Company believes it can reasonably and reliably estimate future returns, it recognizes revenue at the time of sale. For product sales which it cannot estimate future returns, particularly new products, the Company defers revenue recognition until the return privilege has substantially expired or the amount of future returns can be reasonably estimated. As of June 30, 2007 and December 31, 2006, the Company has deferred $84,200 and $59,949, respectively, of revenue for sales in which it cannot reasonably and reliably estimate future returns.

The Company analyzes sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. The Company is able to make reasonable and reliable estimates based on its history. The Company also monitors the buying patterns of the end-users of its products based on sales data received. The Company reviews its estimated product returns based on expected data communicated by its customers. The Company also monitors the levels of inventory at its largest customers to avoid excessive customer stocking of merchandise. The Company believes it has sufficient interaction and knowledge of its customers and of the industry trends and conditions to adjust the accrual for returns when necessary. The Company believes that this analysis creates appropriate estimates of expected future returns. There is no guarantee that future returns will not increase to, or exceed, the levels experienced in the past.

Furthermore, the possibility exists that should the Company lose a major account, it may agree to accept a substantial amount of returns.

Trade Promotions

The Company uses objective procedures for estimating its allowance for trade promotions. The allowance for trade promotions offered to customers is based on contracted terms or other arrangements agreed in advance.

Accounts Receivable

Trade accounts receivable are stated at their estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its customers a 2% cash discount if payment is made within 30 days of invoice date. As of June 30, 2007 and December 31, 2006, the Company has reduced trade accounts receivable by $20,156 and $9,327, respectively, for anticipated discounts taken. A provision is made for estimated bad debts based on management’s estimate of the amount of possible credit losses in the Company’s existing accounts receivable. As of June 30, 2007 and December 31, 2006, the Company has provided an allowance for uncollectible accounts of $6,696 and $28,000, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the specific identification method. Management periodically evaluates inventory to identify items that are slow moving or have excess quantities. Management also considers whether certain items are carried at values that exceed the ultimate sales price less selling costs. Where such items are identified, management adjusts the carrying value to lower of cost or market.

Inventory on hand primarily consisted of the following at June 30, 2007 and December 31, 2006:

	2007	2006
Raw materials	$132,961	$17,375
Finished goods	1,011,229	1,486,779
Total	$1,144,190	$1,504,154

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

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of $20.7 million as of June 30, 2007, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 requires that the Company evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Any write-downs, based on fair value, are to be treated as permanent reductions in the carrying amount of the assets. The Company believes that no impairment exists related to the Company’s long-lived assets at June 30, 2007.

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

The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires impairment tests be periodically repeated and on an interim basis, if certain conditions exist, with impaired assets written down to fair value. The Company believes that no impairment exists related to the Company’s intangible assets at June 30, 2007.

Beneficial Conversion Feature of Convertible Instruments

Based on EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF No. 00-27), which provides guidance on the calculation of a beneficial conversion feature of a convertible instrument, the Company has determined that the convertible debt issued on March 5, 2003 contained a beneficial conversion feature.

Based on the effective conversion price of the convertible debt of $0.2875 and the market value per share of $0.71 at March 5, 2003, the intrinsic value was calculated to be $2,205,522; however in accordance with EITF No. 00-27, the amount of the discount allocated to the beneficial conversion feature is limited to the amount of the proceeds allocated to the instrument. The beneficial conversion feature resulted in a discount of the convertible debt of $1,500,609 at March 5, 2003. The amount of the discount allocated to the beneficial conversion feature of the convertible debt is amortized from the date of issuance to the earlier of the maturity or conversion date. Therefore, the Company charged $77,619 for each of the three months ended June 30, 2007 and 2006 and $155,238 for each of the six months ended June 30, 2007 and 2006 to amortization of note discount.

Below Market Interest Rate

The convertible debt has a stated interest rate of prime plus 1%. However, the promissory notes, that were refinanced with the convertible debt, originally had a stated interest rate of 15%. Therefore, the Company determined the fair value of the convertible debt, using an interest rate comparable to that of the refinanced promissory notes, at $1,863,553. The resulting discount of $731,783 is amortized from the date of issuance to the earlier of maturity or conversion date. Therefore, the Company charged $37,850 to amortization of note discount for the three months ended June 30, 2007 and 2006 and $75,700 for each of the six months ended June 30, 2007 and 2006.

Basic and Diluted Net Loss per Common Share

The Company applies SFAS No. 128, Earnings per Share (SFAS No. 128), which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding during the three and six months ended June 30, 2007 includes the 88,055 shares of common stock to be issued and held in escrow as consideration for the acquisition of the Alan James Group as if they had been issued on August 17, 2006. Diluted loss per share is the same as basic loss per share for all the periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the loss in each period. Potential common stock equivalents excluded from the calculation of diluted net loss per share consists of stock options, warrants, convertible preferred stock and convertible debt as described in the table below:

	As of June 30,
	2007	2006
Options outstanding	1,576,973	2,250,750
Warrants outstanding	400,000	400,000
Convertible preferred stock	28,160,200	28,160,200
Convertible debt	4,060,288	4,060,288
Total	34,197,461	34,871,238

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

As of June 30, 2007, there was $2,595,336 outstanding under the terms of these credit facilities.

On June 17, 2004, the Company entered into another research agreement (Research Agreement II), valued at $2.2 million, as amended, with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. During the first phase of the agreement, the Company received $1,380,000 in research funding over a period of six months beginning on July 1, 2004. If Alticor determines, in its sole discretion, that it has a reasonable likelihood of commercializing weight management nutritional products, the Company will be eligible to receive, during the second phase of the agreement, an additional $820,000 in funding over a six month period. No funding related to this agreement was received during the three months ended June 30, 2007 and 2006 and the Company is not anticipating any additional funding under this agreement.

On March 5, 2005, the Company entered into an agreement with Alticor to expand the research being performed under Research Agreement I (Research Agreement III) to provide additional funding of $2,716,151 over the two years beginning April 1, 2005. Also on March 5, 2005, the Company entered into an additional research agreement (Research Agreement IV) with Alticor for exploratory research valued at $2,341,500 over a two-year period commencing April 1, 2005. These research agreements provided the Company with a total of $5.0 million during the two years ending March 2007. The Company received $0 and $1,552,182 in funding related to these agreements during the six months ended June 30, 2007 and 2006, respectively.

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

On June 30, 2006, the Company entered into an agreement with Alticor to perform association studies on composite genotypes to skin inflammatory response. The agreement provided $94,000 of funding, all of which was received in 2006. As of June 30, 2007 and December 31, 2006, $94,000 was included in deferred receipts on the accompanying consolidated balance sheets.

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

There was $2,595,336 outstanding under the terms of these credit facilities, net of unamortized discount of $230,937 and $461,874 at June 30, 2007 and December 31, 2006, respectively. The credit facilities will mature in December 2007, bear interest at 1% over the prime rate (8.25% at June 30, 2007), are collateralized by a security interest in the Company’s intellectual property (except intellectual property related to periodontal disease and sepsis), and are convertible at the election of Alticor into shares of common stock at a conversion price equal to $0.6392 per share.

On February 23, 2006, these credit facilities with Alticor were amended to provide the Company with access to an additional $2.0 million of working capital borrowing at any time prior to April 1, 2007. Any amounts borrowed would bear interest at prime plus 1%, require quarterly interest payments and be due five years from the date of borrowing issuance. In addition, the restrictions on the existing $1.5 million line of credit were removed so that it could be used for general working capital purposes. These credit facilities expired unexercised on April 1, 2007.

On August 17, 2006, these credit facilities with Alticor were further amended to provide the Company with access to an additional $14.4 million of working capital borrowings at any time prior to August 17, 2008. Any amounts borrowed will bear interest at prime plus 1%, require quarterly interest payments and be due on August 16, 2011. The principal amount of any borrowing under this credit facility is convertible at Alticor’s election into a maximum of 2,533,234 shares of Common Stock, reflecting a conversion price of $5.6783 per share. As a condition of this financing, the Company initiated a rights offering of 2,533,234 shares of its Common Stock to existing stockholders (other than Alticor) at a per share price of $5.6783. Any proceeds received from the rights offering will reduce the availability under the credit facility. As a result of the rights offering, the availability under the credit facility has been reduced by $68,208, leaving approximately $14.3 million available. No amounts are outstanding under these credit facilities as of June 30, 2007.

Note 6—Commitments and Contingencies

Purchase Price of the Alan James Group

The Company is responsible for paying additional consideration to the sellers of the Alan James Group of up to $1,500,000 in cash and up to 1,628,833 shares of the Company’s Common Stock over the next three years upon achievement of certain earnings milestones by the Alan James Group. As of June 30, 2007, no milestones have been achieved.

Operating Leases

The Company leases its offices and laboratory space under non-cancelable operating leases expiring at various dates through March 2009. The Company also leases certain office equipment under lease obligations, all of which are classified as operating leases. Future minimum lease commitments under lease agreements with initial or remaining terms of one year or more at June 30, 2007, are as follows:

Year Ending December 31,
2007	$285,771
2008	564,575
2009	172,853
$1,023,199

Acquisition of Data Bases

In connection with the research agreement with Alticor dated March 5, 2003, the Company is obligated to purchase two clinical databases. As of June 30, 2004, the Company determined that this obligation met the criteria of SFAS No. 5, Accounting for Contingencies, and estimated the cost of these two databases at $450,000. Accordingly, the Company recorded a liability and charged research and development expenses of $450,000 at that time. As of June 30, 2007, the Company had expenditures of $332,944 associated with the acquisition of these databases. The Company believes that the acquisition of the databases will not exceed the amount that the Company has estimated, however actual amounts could differ.

Sponsored Research Agreements

In connection with the research agreement with Alticor dated March 5, 2005, the Company entered into a sponsored research agreement with Yonsei University to conduct a clinical study. The sponsored research agreement is for an amount of $499,882 and is payable upon achievement of certain milestones. As June 30, 2007, Yonsei University had achieved milestones valued at $50,000. The remaining commitment on this agreement is $449,882. As, and if, Yonsei University completes the other milestones associated with this sponsored research agreement, the Company will record these costs as research and development expenses.

In connection with both the research agreement with Alticor dated March 5, 2005 and March 29, 2007, the Company entered into a sponsored research agreement with SOGO Clinical Pharmacology Co., LTD (SOGO) to conduct a clinical study. The sponsored research agreement is for an amount of ¥26,346,600, or approximately $224,000 (based on the exchange rate on March 30, 2007 of 117.56 ¥ to 1 USD) and is payable upon achievement of certain milestones. As June 30, 2007, SOGO had achieved milestones valued at ¥18,442,620, or approximately $155,000 (based on a weighted-average exchange rate of 119.34 ¥ to 1 USD). The remaining commitment on this agreement is ¥7,903,980, or approximately $64,000 (based on the exchange rate on June 29, 2007 of 123.39 ¥ to 1 USD). As, and if, SOGO completes the other milestones associated with this sponsored research agreement, the Company will record these costs as research and development expenses.

Off-Balance Sheet Arrangements

The Company has no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, results of operations and cash flows.

Employment Agreements

The Company has entered into employment agreements with certain key employees of the Company. These agreements expire at various dates through August 17, 2009. As of June 30, 2007, the remaining commitments under these agreements, based on continued employment, was as follows:

Year Ending December 31,	Base Salary	Car Allowance	Stock Award (# of shares)
2007	$562,500	$14,400	25,000
2008	825,000	21,600	25,000
2009	318,750	8,100	25,000
	$1,706,250	$44,100	75,000

On June 28, 2007, the Company decided to terminate the employment of two of these employees effective as of July 2, 2007, subject only to earlier resignation. Under the terms of the employment agreements, these key employees may potentially be entitled to separation pay of up to $600,000. Accordingly, the Company has recorded this potential liability as of June 30, 2007 and is included in accrued expenses on the accompanying balance sheet.

Note 7—Capital Stock

Authorized Common and Preferred Stock

At June 30, 2007, the Company had authorized 6,000,000 shares of Series A Preferred stock of which 5,000,000 shares were issued and outstanding. At June 30, 2007, the Company had authorized 100,000,000 shares of $0.001 par value common stock of which 68,898,984 shares were outstanding or reserved for issuance. Of those, 27,637,283 shares were outstanding; 28,160,200 shares were reserved for the conversion of the Series A Preferred to common stock; 4,060,288 shares were reserved for the conversion of approximately $2.6 million of debt; 3,965,340 shares were reserved for the exercise of authorized or outstanding stock options; 400,000 shares were reserved for the exercise of outstanding warrants to purchase common stock; 437,763 shares were reserved for the exercise of rights held under the Employee Stock Purchase Plan; 88,055 shares were reserved for issuance to be placed in escrow as initial consideration for the acquisition of the Alan James Group; 2,521,222 shares were reserved for the issuance upon the conversion of convertible notes and 1,628,833 shares were reserved for issuance upon the achievement of certain milestones as additional consideration for the acquisition of the Alan James Group.

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its Common Stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them. The liquidation preference at June 30, 2007 was $18,000,000. After receiving this amount, the holders of the Series A Preferred Stock shall participate on an as-converted basis with the holders of common stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of June 30, 2007, the Series A Preferred Stock is convertible into 28,160,200 shares of Common Stock reflecting a conversion price of $.3196 per share.

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

Note 8—Stock-Based Compensation Arrangements

Stock-based compensation arrangements consisted of the following as of June 30, 2007: three share-based compensation plans, restricted stock awards; an employee stock purchase plan; and employee compensation agreements. Total compensation cost that has been charged against income for stock-based compensation arrangements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock option grants prior to January 1, 2006	$50,452	$119,060	$110,504	$245,005
Stock-based arrangements awarded on or after January 1, 2006:
Stock option grants	—	—	—	—
Restricted stock issued	—	63,765	—	84,080
Unrestricted stock issued:
Employee stock purchase plan	172	2,264	2,304	3,925
Employment agreements	5,688	32,343	5,542	32,343
	$56,312	$217,432	$118,350	$365,353

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

Restricted Stock Awards

During the three and six months ended June 30, 2007, the Company did not grant any restricted stock awards. During the three and six months ended June 30, 2006, the Company granted restricted stock awards to employees with respect to 8,625 and 33,385 shares, respectively. These awards vested at various dates through 2007 assuming continued employment with the Company and the holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights.

The employees were not required to pay any consideration to the Company for these restricted stock awards. The recognition of compensation expense for these types of awards did not change as a result of adopting SFAS No. 123R on January 1, 2006. The Company measured the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost was recognized over the remaining service period.

The following table details restricted stock activity for the six months ended June 30, 2007 and 2006:

	2007		2006
	Number of Shares	Weighted Avg Grant Date Fair Value	Number of Shares	Weighted Avg Grant Date Fair Value
Outstanding, beginning of the period	—	$—	—	$—
Granted	—	—	33,385	6.85
Lapsed	—	—	(8,380)	6.94
Canceled	—	—	—	—
Outstanding, end of the period	—	$—	25,005	$6.82

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are now deemed to be compensatory under SFAS No. 123R because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the three and six months ended June 30, 2007, employees purchased 639 and 3,870 shares of common stock at a weighted-average purchase price of $1.55 and $3.36, while the weighted-average fair market value was $1.82 and $3.96 per share. During the three and six months ended June 30, 2006, employees purchased 2,632 and 3,271 shares of common stock at a weighted-average purchase price of $4.89 and $4.82, while the weighted-average fair market value was $5.75 and $6.02 per share.

Employment Agreements

During the year ended December 31, 2006, the Company entered into employment agreements with certain key employees of the Company. These agreements provided for the issuance of up to 122,500 shares of the Company’s common stock at various dates through 2009 assuming continued employment with the Company. The employees are not required to pay any consideration to the Company for these stock awards. As of June 30, 2007, 47,500 shares of the Company’s common stock have been issued pursuant to these agreements. The recognition of compensation expense for these types of awards did not change as a result of adopting SFAS No. 123R on January 1, 2006. The Company measures the fair value of the shares, prior to issuance, based on the last reported price at which the Company’s common stock traded for the reporting period and compensation cost is recognized ratably over the employment period required to earn the stock award. At time of issuance, the Company will measure the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the issuance and will record a cumulative adjustment, if any.

A summary of compensation cost included in the statement of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenue	$6,368	$10,037	$12,920	$15,468
Research and development expenses.	37,770	73,199	90,149	146,962
Selling, general and administrative expenses	12,174	134,196	15,281	202,923
Total	$56,312	$217,432	$118,350	$365,353

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

The following is a summary of the Company’s operations by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Personalized Health (including common costs not directly attributable to a segment):
Revenue	$755,382	$1,344,680	$1,446,879	$1,576,914
Net loss before interest, taxes, depreciation and amortization of $161,415 and $231,708 for the three months ended June 30, 2007 and 2006, respectively, and $310,549 and $449,499 for the six months ended June 30, 2007 and 2006, respectively	$(1,328,721)	$(691,474)	$(2,594,239)	$(2,063,161)
Consumer Products:
Revenue	$1,653,087	—	$3,380,867	—
Net loss before interest, taxes, depreciation and amortization of $401,431 and $807,191 for the three months and six months ended June 30, 2007, respectively	$(77,122)	—	$75,382	—
Consolidated:
Total revenue	$2,408,469	$1,344,680	$4,827,746	$1,576,914
EBITDA	$(1,405,843)	$(691,474)	$(2,518,857)	$(2,063,161)
Interest, net	51,260	(22,896)	110,797	(37,281)
Taxes	(4,000)	—	(8,000)	—
Depreciation	(82,697)	(80,867)	(166,736)	(157,026)
Amortization	(527,409)	(127,945)	(1,053,802)	(255,192)
Net loss	$(1,968,689)	$(923,182)	$(3,636,598)	$(2,512,660)

The Company has no operations outside of the United States. For the three and six months ended June 30, 2007 and 2006, the Company had minimal royalty income derived from distributors outside the United States, minimal expenses derived from research partners outside the United States and minimal assets outside of the United States. The Company does not believe this risk is material and does not use derivative financial instruments to manage foreign currency fluctuation risk.

Note 10—Industry Risk and Concentration

The Company develops genetic risk assessment tests under contract, performs research for its own benefit and provides research services to a collaborative partner. As of June 30, 2007, the Company has commercially introduced three genetic tests, two of which are sold exclusively through its strategic partner—Alticor, and is in various stages of development for several others. Commercial success of the Company’s genetic risk assessment tests will depend on their acceptance as scientifically credible and cost-effective by consumers and the marketing success of its collaborative partner.

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

For the three and six months ended June 30, 2007, approximately 48% and 46%, respectively, of the consumer products revenue was from a single customer. As of June 30, 2007 and December 31, 2006, approximately 60% and 47% of the trade accounts receivable was from that same customer.

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

We analyze sales returns in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists. We are able to make reasonable and reliable estimates based on our history. We also monitor the buying patterns of the end-users of our products based on sales data received. We review our estimated product returns based on expected data communicated by our customers. We also monitor the levels of inventory at our largest customers to avoid excessive customer stocking of merchandise. We believe we have sufficient interaction and knowledge of our customers and of the industry trends and conditions to adjust the accrual for returns when necessary. We believe that this analysis creates appropriate estimates of expected future returns. There is no guarantee that future returns will not increase to, or exceed, the levels experienced in the past. Furthermore, the possibility exists that should we lose a major account, we may agree to accept a substantial amount of returns.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $20.7 million as of June 30, 2007, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue for the three months ended June 30, 2007 was $2.4 million compared to $1.3 million for the three months ended June 30, 2006, an increase of $1.1 million or 79%. The increase was due to revenue of $1.7 million from our consumer products segment acquired in August 2006 which sells branded nutritional supplements (primarily to large retail outlets) partially offset by a decrease of $589,000 from our personalized health segment. Revenue from our segments consisted of the following:

	Three Months Ended June 30,
	2007	2006	$ Change	% Change
Personalized health:
Genetic Testing	$219,615	$1,342,470	$(1,122,855)	(84)%
Contract research and development	531,471	—	531,471	—
Other	4,296	2,210	2,086	94%
Segment total	755,382	1,344,680	(589,298)	(44)%
Consumer products	1,653,087	—	1,653,087	—
Total	$2,408,469	$1,344,680	$1,063,789	79%

Cost of genetic testing services revenue was $258,000 for the three months ended June 30, 2007 compared to $408,000 for the three months ended June 30, 2006. Gross profit from genetic testing services was $(39,000), or (18%) of revenue, for the three months ended June 30, 2007 compared to $934,000, or 70% of revenue, for the three months ended June 30, 2006. Cost of genetic testing services revenue includes fixed overhead costs associated with laboratory operations.

Cost of consumer products revenue was $891,000 for the three months ended June 30, 2007, resulting in gross profit of $762,000, or 46%, from these products.

Research and development expenses were $786,000 for the three months ended June 30, 2007 compared to $892,000 for the three months ended June 30, 2006, a decrease of $106,000 or 12%. Funded research and development expenses were $398,000 for the three months ended June 30, 2007 compared to $532,000 for the three months ended June 30, 2006, a decrease of $133,000 or 25%. In March 2003, we entered into a research agreement with Alticor to develop genetic tests and software to assess personalized risk and develop and use screening technologies to validate the effectiveness of the nutrigenomic consumables Alticor is developing. In March 2005 and in March 2007, we entered into new agreements with Alticor to continue the research being performed. Direct expenses associated with these agreements were $390,000 and $310,000 for the three months ended June 30, 2007 and 2006, respectively. In June 2004, we entered into another research agreement with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. This project was completed during 2006. Direct expenses associated with this agreement were $222,000 for the three months ended June 30, 2006. In June 2006, we entered into another research agreement with Alticor to perform association studies on composite genotypes to skin inflammatory response. Direct expenses associated with this agreement were $9,000 for the three months ended June 30, 2007. Other research and development expenses, including overhead costs associated with research and development activities, were $387,000 for the three months ended June 30, 2007 compared to $360,000 for three months ended June 30, 2006, an increase of $27,000 or 8%.

Selling, general and administrative expenses were $2.0 million for the three months ended June 30, 2007 compared to $817,000 for the three months ended June 30, 2006, an increase of $1.1 million or 140%. This increase was attributable to costs of $550,000 incurred by the Alan James Group for the three months ended June 30, 2007 as well as the recording of a one-time charge of $600,000 associated with the termination of certain employees.

Amortization of intangible assets was $412,000 for the three months ended June 30, 2007 compared to $12,000 during the same period in the prior year. This increase was primarily attributable to amortization expense associated with acquisition-related intangible assets.

Interest income was $112,000 for the three months ended June 30, 2007 compared to $34,000 for the three months ended June 30, 2006. The increase of 232% is primarily the result of an increase in our cash balances being maintained in interest bearing accounts coupled with an increase in the prevailing interest rates. Interest expense of $61,000 was incurred during the three months ended June 30, 2007, compared to $57,000 for the same period in 2006. The increase of 7% is primarily due to the increase in the prevailing interest rate over the two periods from 8.75% in 2006 to 9.25% in 2007.

We recorded amortization of note discount of $115,000 for each of the three months ended June 30, 2007 and 2006. Of the $115,000 expense, $78,000 is due to the amortization of the $1.5 million of discount resulting from the beneficial conversion feature of the convertible debt issued in March 2003 and $37,000 is due to the amortization of the $732,000 of discount associated with the below market stated interest rate.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue for the six months ended June 30, 2007 was $4.8 million compared to $1.6 million for the six months ended June 30, 2006, an increase of $3.3 million or 206%. The increase was due to revenue of $3.4 million from our consumer products segment acquired in August 2006 which sells branded nutritional supplements (primarily to large retail outlets) partially offset by a decrease of $130,000 from our personalized health segment. Revenue from our segments consisted of the following:

	Six Months Ended June 30,
	2007	2006	$ Change	% Change
Personalized health:
Genetic Testing	$491,265	$1,564,663	$(1,073,398)	(69)%
Contract research and development	948,971	—	948,971	—
Other	6,643	12,251	(5,608)	(46)%
Segment total	1,446,879	1,576,914	(130,035)	(8)%
Consumer products	3,380,867	—	3,380,867	—
Total	$4,827,746	$1,576,914	$3,250,832	206%

Cost of genetic testing services revenue was $509,000 for the six months ended June 30, 2007 compared to $606,000 for the six months ended June 30, 2006. Gross profit from genetic testing services was $(18,000), or (4%) of revenue, for the six months ended June 30, 2007 compared to $959,000, or 61% of revenue, for the six months ended June 30, 2006. Cost of genetic testing services revenue includes fixed overhead costs associated with laboratory operations.

Cost of consumer products revenue was $1.9 million for the six months ended June 30, 2007, resulting in gross profit of $1.5 million, or 44%, from these products.

Research and development expenses were $1.5 million for the six months ended June 30, 2007 compared to $1.7 million for the six months ended June 30, 2006, a decrease of $200,000 or 12%. Funded research and development expenses were $665,000 for the six months ended June 30, 2007 compared to $866,000 for the six months ended June 30, 2006, a decrease of $201,000 or 23%. In March 2003, we entered into a research agreement with Alticor to develop genetic tests and software to assess personalized risk and develop and use screening technologies to validate the effectiveness of the nutrigenomic consumables Alticor is developing. In March 2005 and in March 2007, we entered into new agreements with Alticor to continue the research being performed. Direct expenses associated with these agreements were $641,000 and $552,000 for the six months ended June 30, 2007 and 2006, respectively. In June 2004, we entered into another research agreement with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. This project was completed during 2006. Direct expenses associated with this agreement were $314,000 for the six months ended June 30, 2006. In June 2006, we entered into another research agreement with Alticor to perform association studies on composite genotypes to skin inflammatory response. Direct expenses associated with this agreement were $24,000 for the six months ended June 30, 2007. Other research and development expenses, including overhead costs associated with research and development activities, remained flat at $795,000 for both the six months ended June 30, 2007 and 2006.

Selling, general and administrative expenses were $3.7 million for the six months ended June 30, 2007 compared to $1.5 million for the six months ended June 30, 2006, an increase of $2.1 million or 139%. This increase was attributable to costs of $1.1 million incurred by the Alan James Group for the six months ended June 30, 2007, the recording of a one-time charge of $600,000 associated with the termination of certain employees and professional costs incurred during the six months ended June 30, 2007 in connection with the integration of the Alan James Group.

Amortization of intangible assets was $823,000 for the six months ended June 30, 2007 compared to $24,000 during the same period in the prior year. This increase was primarily attributable to amortization expense associated with acquisition-related intangible assets.

Interest income was $233,000 for the six months ended June 30, 2007 compared to $72,000 for the six months ended June 30, 2006. The increase of 222% is primarily the result of an increase in our cash balances being maintained in interest bearing accounts coupled with an increase in the prevailing interest rates. Interest expense of $122,000 was incurred during the six months ended June 30, 2007, compared to $109,000 for the same period in 2006. The increase of 11% is primarily due to the increase in the prevailing interest rate over the two periods from 8.25% in 2006 to 9.25% in 2007.

We recorded amortization of note discount of $231,000 for each of the six months ended June 30, 2007 and 2006. Of the $231,000 expense, $156,000 is due to the amortization of the $1.5 million of discount resulting from the beneficial conversion feature of the convertible debt issued in March 2003 and $75,000 is due to the amortization of the $732,000 of discount associated with the below market stated interest rate.

Liquidity and Capital Resources

Cash and cash available under our credit facilities are key financial performance indicators for us. As of June 30, 2007, we had cash and cash equivalents of $8.6 million and borrowings available under our credit facilities of $14.3 million for a total of $23.0 million. Net cash used in operating activities was $1.8 million and $3.0 million for the six months ended June 30, 2007 and 2006, respectively.

Cash used in investing activities was $88,000 for the six months ended June 30, 2007 and $205,000 for the same period in 2006. Cash was used primarily for the purchase of equipment and capitalized patent costs.

Cash provided by financing activities was $413,000 for the six months ended June 30, 2007 compared to $2.2 million for the six months ended June 30, 2006. During the six months ended June 30, 2007, we received $360,000 from the exercise of stock options and stock purchases through the employee stock purchase plan and $53,000 from our rights offering completed in January 2007. As a condition of our financing completed in August 2006, we initiated a rights offering of 2,533,234 shares of our common stock to our stockholders (other than Alticor) at a per share price of $5.6783. An aggregate of 12,012 shares were sold in the offering. During the six months ended June 30, 2006, we received $1.5 million from our strategic alliance with Alticor and $760,000 from the exercise of stock options, warrants and stock purchases through the employee stock purchase plan. These amounts were offset by $3,000 of payments of our capital lease obligations. We currently do not have any commitments for any material capital expenditures.

A summary of our contractual obligations as of June 30, 2007 is included in the table below:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$2,595,336	$2,595,336	$—	$—	$—
Operating Lease Obligations	1,023,198	568,058	455,140	—	—
TOTAL	$3,618,534	$3,163,394	$455,140	$—	$—

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

(b) Changes in Internal Control Over Financial Reporting.   As of December 31, 2006, management and our independent accountants have identified as a material weakness in our internal control over financial reporting the fact that we did not perform sufficient analysis on our historical sales return data by customer to appropriately document our basis for estimating future returns on a timely basis. In addition, the Alan James Group did not obtain information from our customers regarding the levels of inventory subject to rights of return on a timely basis. This limited our ability to reasonably and reliably estimate future returns on a timely basis.

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

No other change in internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 4.                        Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Annual Meeting of Shareholders held on June 12, 2007, and received the votes stated below (each share of Series A Preferred Stock was entitled to approximately 5.63 votes on each of the matters presented at the meeting):

Proposal 1: Approve Amendment to Charter:   Shareholders approved the amendment of the Company’s charter to increase from 75,000,000 shares to 100,000,000 shares the aggregate number of shares of common stock authorized for issuance:

	For	Against	Abstain
Common Stock	25,118,217	446,773	110,238
Preferred Stock	28,160,200	—	—

Proposal 2: Re-elect Kenneth S. Kornman to serve on the Board of Directors:   Shareholders approved the re-election of Kenneth S. Kornman to serve on the Board of Directors until the 2010 Annual Meeting or until his successor is elected and has qualified:

	For	Against	Abstain
Common Stock	25,403,323	208,332	63,573
Preferred Stock	28,160,200	—	—

Proposal 3: Ratification of Appointment of Independent Public Accountants:   Shareholders approved the ratification of the appointment of Grant Thornton LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2007:

	For	Against	Abstain
Common Stock	25,614,585	22,568	38,075
Preferred Stock	28,160,200	—	—

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

INTERLEUKIN GENETICS, INC.
Date: August 9, 2007	By:	/s/ THOMAS R. CURRAN, JR.
Thomas R. Curran, Jr.
Interim Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2007	By:	/s/ JOHN J. MCCABE
John J. McCabe
Controller and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1*	Certificate of Amendment to Certification of Incorporation, as filed with the Delaware Secretary of State on June 21, 2007
31.1*	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith.