Form 10-Q
period 2007-09-30
INTERLEUKIN GENETICS INC
filed 2007-11-07
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from July 1, 2007 to September 30, 2007

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

Large accelerated filer ☐            Accelerated filer ☒            Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, par value $0.001 per share	27,639,120

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,058,276	$10,082,919
Accounts receivable from related party	103,137	199,395
Trade accounts receivable, net of allowance for doubtful accounts of $6,696 and $28,000 at September 30, 2007 and December 31, 2006, respectively	1,031,751	769,053
Inventory	970,921	1,504,154
Prepaid expenses and other current assets	304,266	435,592
Total current assets	10,468,351	12,991,113
Fixed assets, net	650,087	875,934
Intangible assets, net	7,624,065	8,726,820
Other assets	53,333	36,418
Total Assets	$18,795,836	$22,630,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,127,584	$948,421
Accrued expenses	1,953,164	2,119,729
Deferred receipts	1,275,276	1,277,132
Commitments for funded research and development projects	92,056	165,556
Due to seller under the asset purchase agreement	744,053	744,053
Convertible debt, net of discount of $115,468 at September 30, 2007 and $461,874 at December 31, 2006	2,479,868	2,133,462
Total current liabilities	7,672,001	7,388,353
Contingent acquisition consideration	1,466,741	1,449,001
Deferred tax liability	19,000	7,000
Total liabilities	9,157,742	8,844,354
Stockholders’ equity:
Convertible preferred stock—$0.001 par value—6,000,000 shares authorized; 5,000,000 shares of Series A issued and outstanding at September 30, 2007 and December 31, 2006; aggregate liquidation preference of $18,000,000 at September 30, 2007	5,000	5,000
Common stock—$0.001 par value—100,000,000 shares authorized; 27,639,120 and 27,406,984 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	27,639	27,407
Additional paid-in capital	82,466,249	81,896,060
Accumulated deficit	(72,860,794)	(68,142,536)
Total stockholders’ equity	9,638,094	13,785,931
Total liabilities and stockholders’ equity	$18,795,836	$22,630,285

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Revenue from related party	$757,904	$649,106	$2,191,228	$2,209,564
Revenue from others	1,803,381	685,825	5,197,802	702,281
Total revenue	2,561,285	1,334,931	7,389,030	2,911,845
Operating expenses:
Cost of genetic testing services	211,953	331,836	721,090	937,770
Cost of consumer products sold	995,769	675,101	2,882,072	675,101
Research and development	785,942	721,731	2,246,340	2,382,390
Selling, general and administrative	1,163,531	1,196,263	4,821,032	2,702,517
Amortization of intangibles	413,209	145,322	1,236,074	193,830
Total operating expenses	3,570,404	3,070,253	11,906,608	6,891,608
Loss from operations	(1,009,119)	(1,735,322)	(4,517,578)	(3,979,763)
Other income (expense):
Interest income	108,116	77,652	340,762	149,845
Interest expense	(61,187)	(60,510)	(183,036)	(169,984)
Amortization of note discount	(115,469)	(115,469)	(346,406)	(346,407)
Total other expense	(68,540)	(98,327)	(188,680)	(366,546)
Net loss before income taxes	(1,077,659)	(1,833,649)	(4,706,258)	(4,346,309)
Provision for income taxes	(4,000)	—	(12,000)	—
Net loss	$(1,081,659)	$(1,833,649)	$(4,718,258)	$(4,346,309)
Basic and diluted net loss per common share	$(0.04)	$(0.07)	$(0.17)	$(0.18)
Weighted average common shares outstanding	27,637,303	25,745,809	27,576,940	24,658,213

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional
	Shares	$0.001 par value	Shares	$0.001 par value	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2006 (Audited)	5,000,000	$5,000	27,406,984	$27,407	$81,896,060	$(68,142,536)	$13,785,931
Net loss	—	—	—	—	—	(4,718,258)	(4,718,258)
Common stock issued:
Exercise of stock options	—	—	194,917	195	347,215	—	347,410
Employee stock purchase plan	—	—	5,707	6	14,860	—	14,866
Common stock issued to employees	—	—	7,000	7	(7)	—	—
Restricted stock issued to employees	—	—	12,500	12	(12)	—	—
Rights offering, net of issuance costs	—	—	12,012	12	52,670	—	52,682
Stock-based compensation expense	—	—	—	—	155,463	—	155,463
Balance as of September 30, 2007	5,000,000	$5,000	27,639,120	$27,639	$82,466,249	$(72,860,794)	$9,638,094

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,718,258)	$(4,346,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	250,256	241,708
Amortization of intangible assets	1,217,369	155,838
Amortization of note discount	346,406	346,405
Income taxes	12,000	—
Stock-based and other compensation expense	156,193	713,506
Changes in operating assets and liabilities, excluding the effects of the acquisition:
Accounts receivable, net	(166,440)	(101,619)
Inventory	533,233	235,423
Prepaid expenses and other current assets	114,411	(153,022)
Accounts payable	179,163	4,745
Accrued expenses	(166,563)	(207,316)
Deferred receipts	(1,857)	(298,223)
Commitments for funded R&D	(73,500)	(169,113)
Net cash used in operating activities	(2,317,587)	(3,577,977)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(25,137)	(146,297)
Increase in other assets	(114,617)	(111,248)
Acquisition of the assets and business of the Alan James Group, LLC, including transaction costs paid of $530,087	17,740	(7,561,344)
Cash used in investing activities	(122,014)	(7,818,889)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by Alticor	—	17,014,665
Proceeds from exercises of warrants and stock options	347,410	822,513
Proceeds from employee stock purchase plan	14,866	31,631
Proceeds from rights offering, net of issuance costs	52,682	—
Principal payments of capital lease obligations	—	(2,977)
Net cash provided by financing activities	414,958	17,865,832
Net (decrease) increase in cash and cash equivalents	(2,024,643)	6,468,966
Cash and cash equivalents, beginning of period	10,082,919	3,415,174
Cash and cash equivalents, end of period	$8,058,276	$9,884,140
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Deferred receipt reclassified to equity	$—	$1,274,210
Interest paid:
Cash paid for interest	$183,036	$169,984

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The consolidated financial statements include the accounts of Interleukin Genetics, Inc. (the Company), and its wholly-owned subsidiaries, as of September 30, 2007 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited interim consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended. Operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note 2—Acquisition

In August 2006, the Company acquired the assets and business of the Alan James Group, LLC (the Alan James Group). The acquired business primarily develops, markets and sells nutritional products and OTCeuticals and engages in related activities. Interleukin and the Alan James Group have complementary capabilities in genetic testing services and preventive healthcare products distribution. By combining these capabilities, the Company is positioned to expand its science-based solutions portfolio, commercialize its products and services and offer a broad selection of innovative, preventive and personalized products to its customers. The initial purchase price consisted of the payment of $7,031,257 in cash and the obligation to place in escrow $250,000 and 88,055 shares of the Company’s Common Stock valued at $500,000, or $5.6873 per share (based on the volume-weighted average closing stock price for the 20 consecutive trading days ending August 15, 2006). The seller has agreed that the Company may apply the $250,000 cash and the 88,055 shares that were to be placed in escrow against certain post-closing claims. As a result, management believes the Company is no longer obligated, effective July 2007, for payment of the $250,000 and 88,055 common stock shares that were to be placed in escrow. The Company is also responsible for paying additional contingent consideration of up to $1,500,000 in cash and up to 1,628,833 shares of Common Stock over the next three years upon achievement of certain earnings milestones by the acquired business. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS No. 141). Accordingly, the consolidated financial statements include the results of the acquired company’s operations since the acquisition date, August 17, 2006.

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The estimated fair value of the assets acquired and liabilities assumed exceeded the initial payments by approximately $2.2 million resulting in negative goodwill. Pursuant to SFAS No. 141, the Company recorded as a liability, contingent consideration up to the amount of negative goodwill. If and when contingent payments become due, the Company will apply the contingent payments against the liability. Contingent payments in excess of $2.2 million, if any, will be recorded as goodwill.

The components of the purchase price allocation are as follows:

Purchase Price:
Cash	$7,031,257
Transaction costs	632,260
$7,663,517
Allocation:
Accounts Receivable	$1,479,837
Inventory	2,000,000
Other current assets	108,611
Property and equipment	110,144
Acquired intangible assets	8,800,000
Accounts payable and accrued expenses	(2,618,334)
Contingent acquisition costs	(2,216,741)
$7,663,517

Acquired intangible assets are as follows:

Identified Intangible Assets	Estimated Fair Value	Estimated Remaining Useful Life
Retailer Relationships	$5,200,000	5 years
Indefinite Lived Trademarks	1,000,000	N/A
Definite Lived Trademarks	1,100,000	5 years
Non-Compete Agreements	200,000	4 years
OTCeutical Formulations	1,300,000	5 years
Total Fair Value of Intangible Assets	$8,800,000

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

Had the acquisition of the Alan James Group been completed at the beginning of 2006, the Company’s pro forma results would have been as follows:

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
Revenue	$2,485,119	$7,921,702
Net loss	$(1,616,880)	$(6,000,198)
Basic and diluted net loss per common share	$(0.06)	$(0.23)

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

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectibility is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of September 30, 2007 and December 31, 2006, deferred receipts includes $12,250, and $0, respectively, for tests that have been prepaid but results have not yet been reported.

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

Allowance for Sales Returns

The Company’s recognition of revenue from sales to retailers is impacted by giving them rights to return damaged and outdated products as well as the fact that as a practical business matter, the Company’s sales force, along with its customers, are constantly working to ensure profitability of its products within retailers by rotating slow moving items out of stores and replacing those products with what the Company and the retailer expect will be more profitable, faster selling items. For product sales the Company believes it can reasonably and reliably estimate future returns, it recognizes revenue at the time of sale. For product sales which it cannot estimate future returns, particularly new products, the Company defers revenue recognition until the return privilege has substantially expired or the amount of future returns can be reasonably estimated. As of September 30, 2007 and December 31, 2006, the Company has deferred $91,748, and $59,949, respectively, of revenue for sales in which it cannot reasonably and reliably estimate future returns.

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

Accounts Receivable

Trade accounts receivable are stated at their estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its customers a 2% cash discount if payment is made within 30 days of invoice date. As of September 30, 2007 and December 31, 2006, the Company has reduced trade accounts receivable by $19,198 and $9,327, respectively, for anticipated discounts taken. A provision is made for estimated bad debts based on management’s estimate of the amount of possible credit losses in the Company’s existing accounts receivable. As of September 30, 2007 and December 31, 2006, the Company has provided an allowance for uncollectible accounts of $6,696 and $28,000, respectively.

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

Inventory on hand primarily consisted of the following at September 30, 2007 and December 31, 2006:

	2007	2006
Raw materials	$126,263	$17,375
Finished goods	844,658	1,486,779
Total	$970,921	$1,504,154

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

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of $20.7 million as of September 30, 2007, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 requires that the Company evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Any write-downs, based on fair value, are to be treated as permanent reductions in the carrying amount of the assets. The Company believes that no impairment exists related to the Company’s long-lived assets at September 30, 2007.

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

The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires impairment tests be periodically repeated and on an interim basis, if certain conditions exist, with impaired assets written down to fair value. The Company believes that no impairment exists related to the Company’s intangible assets at September 30, 2007.

Beneficial Conversion Feature of Convertible Instruments

Based on EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF No. 00-27), which provides guidance on the calculation of a beneficial conversion feature of a convertible instrument, the Company has determined that the convertible debt issued on March 5, 2003 contained a beneficial conversion feature.

Based on the effective conversion price of the convertible debt of $0.2875 and the market value per share of $0.71 at March 5, 2003, the intrinsic value was calculated to be $2,205,522; however in accordance with EITF No. 00-27, the amount of the discount allocated to the beneficial conversion feature is limited to the amount of the proceeds allocated to the instrument. The beneficial conversion feature resulted in a discount of the convertible debt of $1,500,609 at March 5, 2003. The amount of the discount allocated to the beneficial conversion feature of the convertible debt is amortized from the date of issuance to the earlier of the maturity or conversion date. Therefore, the Company charged $77,619 for each of the three months ended September 30, 2007 and 2006 and $232,853 for each of the nine months ended September 30, 2007 and 2006 to amortization of note discount.

Below Market Interest Rate

The convertible debt has a stated interest rate of prime plus 1%. However, the promissory notes, refinanced with the convertible debt, originally had a stated interest rate of 15%. Therefore, the Company determined the fair value of the convertible debt, using an interest rate comparable to that of the refinanced promissory notes, at $1,863,553. The resulting discount of $731,783 is amortized from the date of issuance to the earlier of maturity or conversion date. Therefore, the Company charged $37,850 to amortization of note discount for the three months ended September 30, 2007 and 2006 and $113,553 for each of the nine months ended September 30, 2007 and 2006.

Basic and Diluted Net Loss per Common Share

The Company applies SFAS No. 128, Earnings per Share (SFAS No. 128), which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is the same as basic loss per share for all the periods presented, as the effect of the potential common stock equivalents is antidilutive due to the loss in each period. Potential common stock equivalents excluded from the calculation of diluted net loss per share consists of stock options, warrants, convertible preferred stock, and convertible debt as described in the table below:

	As of September 30,
	2007	2006
Options outstanding	1,459,475	2,118,750
Warrants outstanding	400,000	400,000
Convertible preferred stock	28,160,200	28,160,200
Convertible debt	4,060,288	4,060,288
Total	34,079,963	34,739,238

Reclassifications

Certain items in the 2006 financials have been reclassified to conform to the 2007 presentation.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (FIN 48), which is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. In January 2007, the Company adopted FIN 48 and determined that the adoption of FIN 48 has no material affect on the financial statements.

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

In July 2007, the Emerging Issues Task Force (EITF) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 clarifies the accounting for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-3 states that such payments should be capitalized and recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect of EITF 07-3 on its financial statements but does not expect the adoption of EITF 07-3 to have a material effect on the Company’s financial position or results of operations.

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

As of September 30, 2007, there was $2,595,336 outstanding under the terms of these credit facilities.

On June 17, 2004, the Company entered into another research agreement (Research Agreement II), valued at $2.2 million, as amended, with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. During the first phase of the agreement, the Company received $1,380,000 in research funding over a period of six months beginning on July 1, 2004. If Alticor determines, in its sole discretion, that it has a reasonable likelihood of commercializing weight management nutritional products, the Company will be eligible to receive, during the second phase of the agreement, an additional $820,000 in funding over a six-month period. No funding related to this agreement was received during the three months ended September 30, 2007 and 2006 and the Company is not anticipating any additional funding under this agreement.

On March 5, 2005, the Company entered into an agreement with Alticor to expand the research being performed under Research Agreement I (Research Agreement III) to provide additional funding of $2,716,151 over the two years beginning April 1, 2005. Also on March 5, 2005, the Company entered into an additional research agreement (Research Agreement IV) with Alticor for exploratory research valued at $2,341,500 over a two-year period commencing April 1, 2005. These research agreements provided the Company with a total of $5.0 million during the two years ending March 2007. The Company received $0 and $1,767,305 in funding related to these agreements during the nine months ended September 30, 2007 and 2006, respectively.

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

On June 30, 2006, the Company entered into an agreement with Alticor to perform association studies on composite genotypes to skin inflammatory response. The agreement provided $94,000 of funding, all of which was received in 2006. As of September 30, 2007 and December 31, 2006, $94,000 was included in deferred receipts on the accompanying consolidated balance sheets.

On August 17, 2006, Alticor purchased from the Company an aggregate of 2,750,037 shares of Common Stock for an aggregate purchase price of $15,615,537, or $5.6783 per share (based on the volume-weighted average closing stock price for the 20 consecutive trading days ending August 15, 2006). In addition, Alticor also agreed to extend to the Company a credit line of $14,384,463 of working capital borrowings at any time until August 17, 2008. The Company incurred $83,707 of issuance costs associated with this private placement. As a condition of the financing, the Company initiated a rights offering of 2,533,234 shares of its Common Stock to existing stockholders (other than Alticor) at a per share price of $5.6783. The costs, incurred as a result of the rights offering were $66,356 and these costs have been netted against the proceeds received from the financing.

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

There was $2,595,336 outstanding under the terms of these credit facilities, net of unamortized discount of $115,468 and $461,874 at September 30, 2007 and December 31, 2006, respectively. The credit facilities will mature in December 2007, bear interest at 1% over the prime rate (7.75 % at September 30, 2007), are collateralized by a security interest in the Company’s intellectual property (except intellectual property related to periodontal disease and sepsis), and are convertible at the election of Alticor into shares of common stock at a conversion price equal to $0.6392 per share.

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

On August 17, 2006, these credit facilities with Alticor were further amended to provide the Company with access to an additional $14.4 million of working capital borrowings at any time prior to August 17, 2008. Any amounts borrowed will bear interest at prime plus 1%, require quarterly interest payments and be due on August 16, 2011. The principal amount of any borrowing under this credit facility is convertible at Alticor’s election into a maximum of 2,533,234 shares of Common Stock, reflecting a conversion price of $5.6783 per share. As a condition of this financing, the Company initiated a rights offering of 2,533,234 shares of its Common Stock to existing stockholders (other than Alticor) at a per share price of $5.6783. Any proceeds received from the rights offering will reduce the availability under the credit facility. As a result of the rights offering, the availability under the credit facility has been reduced by $68,208, leaving approximately $14.3 million available. No amounts are outstanding under these credit facilities as of September 30, 2007.

Note 6—Commitments and Contingencies

Purchase Price of the Alan James Group

The Company is responsible for paying additional consideration to the sellers of the Alan James Group of up to $1,500,000 in cash and up to 1,628,833 shares of the Company’s Common Stock over the next three years upon achievement of certain earnings milestones by the Alan James Group. As of September 30, 2007, no milestones have been achieved.

Operating Leases

The Company leases its offices and laboratory space under non-cancelable operating leases expiring at various dates through March 2009. The Company also leases certain office equipment under lease obligations, all of which are classified as operating leases. Future minimum lease commitments under lease agreements with initial or remaining terms of one year or more at September 30, 2007, are as follows:

Year Ending December 31,
2007	$142,752
2008	564,575
2009	172,853
$880,179

Acquisition of Data Bases

In connection with the research agreement with Alticor dated March 5, 2003, the Company is obligated to purchase two clinical databases. As of June 30, 2004, the Company determined that this obligation met the criteria of SFAS No. 5, Accounting for Contingencies, and estimated the cost of these two databases at $450,000. Accordingly, the Company recorded a liability and charged research and development expenses of $450,000 at that time. As of September 30, 2007, the Company had expenditures of $357,944 associated with the acquisition of these databases. The Company believes that the acquisition of the databases will not exceed the amount that the Company has estimated, however actual amounts could differ.

Sponsored Research Agreements

In connection with the research agreement with Alticor dated March 5, 2005, the Company entered into a sponsored research agreement with Yonsei University to conduct a clinical study. The sponsored research agreement is for an amount of $499,882 and is payable upon achievement of certain milestones. As of September 30, 2007, Yonsei University had achieved milestones valued at $183,000. The remaining commitment on this agreement is $316,882. When, and if, Yonsei University completes the other milestones associated with this sponsored research agreement, the Company will record these costs as research and development expenses.

In connection with both the research agreement with Alticor dated March 5, 2005 and March 29, 2007, the Company entered into a sponsored research agreement with SOGO Clinical Pharmacology Co., LTD (SOGO) to conduct a clinical study. The sponsored research agreement is for an amount of ¥26,346,600, or approximately $224,000 (based on the exchange rate on March 30, 2007 of 117.56 ¥ to 1 US$) and is payable upon achievement of certain milestones. As of September 30, 2007, SOGO had achieved milestones valued at ¥18,442,620 or $158,007 based on actual payment in US dollars. The remaining commitment on this agreement is ¥7,903,980, or approximately $67,028 (based on the exchange rate on September 30, 2007 of 117.92 ¥ to 1 US$). When, and if, SOGO completes the other milestones associated with this sponsored research agreement, the Company will record these costs as research and development expenses.

Off-Balance Sheet Arrangements

The Company has no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, results of operations and cash flows.

Employment Agreements

The Company has entered into employment agreements with certain key employees of the Company. These agreements expire at various dates through August 17, 2009. As of September 30, 2007, the remaining commitments under these agreements, based on continued employment, was as follows:

Year Ending December 31,	Base Salary	Car Allowance	Stock Award (# of shares)
2007	$131,250	$3,600
2008	525,000	14,400	12,500
2009	131,250	3,600	12,500
	$787,500	$21,600	25,000

On June 28, 2007, the Company decided to terminate the employment of two of these employees effective as of July 2, 2007, subject only to their earlier resignation. On July 2, 2007, Timothy J. Richerson submitted his resignation as Chief Executive Officer of the Company, taking effect on July 31, 2007 and David A. Finkelstein resigned as Chief Strategy Officer of the Company, taking effect on July 2, 2007. Under the terms of the employment agreements, these former employees may be entitled to separation pay of up to $600,000. Accordingly, the Company recorded this potential liability as of June 30, 2007 and is included in accrued expenses on the accompanying balance sheet.

Note 7—Capital Stock

Authorized Common and Preferred Stock

At September 30, 2007, the Company had authorized 6,000,000 shares of Series A Preferred stock of which 5,000,000 shares were issued and outstanding. At September 30, 2007, the Company had authorized 100,000,000 shares of $0.001 par value common stock of which 68,810,929 shares were outstanding or reserved for issuance. Of those, 27,639,120 shares were outstanding; 28,160,200 shares were reserved for the conversion of the Series A Preferred to common stock; 4,060,288 shares were reserved for the conversion of approximately $2.6 million of debt; 3,965,340 shares were reserved for the exercise of authorized or outstanding stock options; 400,000 shares were reserved for the exercise of outstanding warrants to purchase common stock; 435,926 shares were reserved for the exercise of rights held under the Employee Stock Purchase Plan; 2,521,222 shares were reserved for the issuance upon the conversion of convertible notes and 1,628,833 shares were reserved for issuance upon the achievement of certain milestones as additional consideration for the acquisition of the Alan James Group.

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its Common Stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them. The liquidation preference at September 30, 2007 was $18,000,000. After receiving this amount, the holders of the Series A Preferred Stock shall participate on an as-converted basis with the holders of common stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of September 30, 2007, the Series A Preferred Stock is convertible into 28,160,200 shares of Common Stock reflecting a conversion price of $.3196 per share.

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

Note 8—Stock-Based Compensation Arrangements

Stock-based compensation arrangements consisted of the following as of September 30, 2007: three share-based compensation plans, restricted stock awards; an employee stock purchase plan; and employee compensation agreements. Total compensation cost that has been charged against income for stock-based compensation arrangements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock option grants beginning of period	$35,033	$119,062	$145,536	$364,067
Stock-based arrangements awarded during the period:
Stock option grants	—	—	—	—
Restricted stock issued	—	63,901	—	147,980
Unrestricted stock issued:
Employee stock purchase plan	330	3,696	2,636	7,621
Employment agreements	1,750	161,494	7,291	193,838
	$37,113	$348,153	$155,463	$713,506

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

Restricted Stock Awards

During the three and nine months ended September 30, 2007, the Company did not grant any restricted stock awards. During the three and nine months ended September 30, 2006, the Company granted restricted stock awards to employees of zero shares and 33,385 shares, respectively. These awards vested at various dates through 2007 assuming continued employment with the Company and the holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The employees were not required to pay any consideration to the Company for these restricted stock awards. The recognition of compensation expense for these types of awards did not change as a result of adopting SFAS No. 123R on January 1, 2006. The Company measured the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost was recognized over the remaining service period.

The following table details restricted stock activity for the nine months ended September 30, 2007 and 2006:

	2007		2006
	Number of Shares	Weighted Avg Grant Date Fair Value	Number of Shares	Weighted Avg Grant Date Fair Value
Outstanding, beginning of the period	—	$—	—	$—
Granted	—	—	33,385	6.85
Lapsed	—	—	(8,380)	6.94
Canceled	—	—	(625)	5.25
Outstanding, end of the period	—	$—	24,380	$6.86

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are now deemed to be compensatory under SFAS No. 123R because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the three and nine months ended September 30, 2007, employees purchased 1,837 and 5,707 shares of common stock at a weighted-average purchase price of $1.01 and $2.60, while the weighted-average fair market value was $1.19 and $3.07 per share. During the three and nine months ended September 30, 2006, employees purchased 2,632 and 6,513 shares of common stock at a weighted-average purchase price of $4.89 and $4.86, while the weighted-average fair market value was $6.03 and $6.03 per share.

Employment Agreements

During the year ended December 31, 2006, the Company entered into employment agreements with certain key employees of the Company. These agreements provided for the issuance of up to 122,500 shares of the Company’s common stock at various dates through 2009 assuming continued employment with the Company. The employees are not required to pay any consideration to the Company for these stock awards. As of September 30, 2007, 47,500 shares of the Company’s common stock have been issued pursuant to these agreements. The recognition of compensation expense for these types of awards did not change as a result of adopting SFAS No. 123R on January 1, 2006. The Company measures the fair value of the shares, prior to issuance, based on the last reported price at which the Company’s common stock traded for the reporting period and compensation cost is recognized ratably over the employment period required to earn the stock award. At time of issuance, the Company will measure the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the issuance and will record a cumulative adjustment, if any.

On June 28, 2007, the Company terminated the employment of two of these key employees effective as of July 2, 2007. Accordingly, 50,000 shares of the Company’s common stock for these stock awards have been cancelled.

A summary of compensation cost included in the statement of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenue	$6,526	$10,098	$19,466	$25,565
Research and development expenses	20,156	73,269	110,304	220,231
Selling, general and administrative expenses	10,431	264,786	25,713	467,710
Total	$37,113	$348,153	$155,463	$713,506

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

The following is a summary of the Company’s operations by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Personalized Health (including common costs not directly attributable to a segment):
Revenue	$768,597	$660,206	$2,215,476	$2,237,120
Net loss before interest, taxes, depreciation and amortization of $237,907 and $194,492 for the three months ended September 30, 2007 and 2006, respectively, and $476,601 and $643,991 for the nine months ended September 30, 2007 and 2006, respectively	$(792,787)	$(1,200,613)	$(3,458,881)	$(3,263,774)
Consumer Products:
Revenue (since August 17, 2006, date of acquisition)	$1,792,688	$674,725	$5,173,555	$674,725
Net income (loss) before interest, taxes, depreciation and amortization of $414,059 and $120,101 for the three months ended September 30, 2007 and 2006, respectively, and $1,210,409 and $120,101 for the nine months ended September 30, 2007 and 2006, respectively	$363,094	$(318,443)	$427,634	$(318,443)
Consolidated:
Total revenue	$2,561,285	$1,334,931	$7,389,031	$2,911,845
EBITDA	$(429,693)	$(1,471,034)	$(3,031,247)	$(3,544,225)
Interest, net	46,929	(17,142)	157,726	(20,139)
Taxes	(4,000)	—	(12,000)	—
Depreciation	(166,217)	(84,682)	(250,256)	(241,708)
Amortization	(528,678)	(260,791)	(1,582,480)	(540,237)
Net loss	$(1,081,659)	$(1,833,649)	$(4,718,258)	$(4,346,309)

The Company has no operations outside of the United States. For the three and nine months ended September 30, 2007 and 2006, the Company had minimal royalty income derived from distributors outside the United States, minimal expenses derived from research partners outside the United States and minimal assets outside of the United States. The Company does not believe this risk is material and does not use derivative financial instruments to manage foreign currency fluctuation risk.

Note 10—Industry Risk and Concentration

The Company develops genetic risk assessment tests under contract, performs research for its own benefit and provides research services to a collaborative partner. As of September 30, 2007, the Company has commercially introduced three genetic tests, two of which are sold exclusively through its strategic partner—Alticor, and is in various stages of development for several others. Commercial success of the Company’s genetic risk assessment tests will depend on their acceptance as scientifically credible and cost-effective by consumers and the marketing success of its collaborative partner.

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

For the three and nine months ended September 30, 2007, approximately 51% and 48%, respectively, of the consumer products revenue was from a single customer. As of September 30, 2007 and December 31, 2006, approximately 47% and 47% of the trade accounts receivable was from that same customer.

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

General Overview

We are a company focused on developing, acquiring, and commercializing personalized health products that can help individuals improve and maintain their health through preventive measures. We use functional genomics to help in the development of genetic risk assessment tests based on genetic variations in people. Since August 17, 2006, we have been developing and marketing nutritional and OTCeutical products. We have commercialized genetic tests for periodontal disease risk assessment, cardiovascular risk assessment, and general nutrition assessment. In addition, our Alan James Group subsidiary sells nutritional product brands, including Ginkoba, Ginsana, and Venastat through the nation’s largest food, drug and mass retailers. Our current development programs focus on osteoporosis and weight management genetic risk assessment tests, as well as our new proprietary OTCeuticals for distribution through the Alan James Group. We expect that these programs may lead to the personalized selection of nutritional and therapeutic products, and provide consumers and healthcare professionals with better preventive product alternatives.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $20.7 million as of September 30, 2007, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Recent Accounting Pronouncements:

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (FIN 48), which is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. In January 2007, the Company adopted FIN 48 and determined that the adoption of FIN 48 has no material affect on the financial statements.

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

In July 2007, the Emerging Issues Task Force (EITF) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 clarifies the accounting for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-3 states that such payments should be capitalized and recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect of EITF 07-3 on its financial statements but does not expect the adoption of EITF 07-3 to have a material effect on the Company’s financial position or results of operations.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenue for the three months ended September 30, 2007 was $2.6 million compared to $1.3 million for the three months ended September 30, 2006, an increase of $1.2 million or 92%. The increase was due to incremental revenue of $1.1 million from our consumer products segment acquired in August 2006 which sells branded nutritional products (primarily to large retail outlets) and an increase of $107,000 from our personalized health segment. Revenue from our segments consisted of the following:

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
Personalized health:
Genetic Testing	$157,645	$654,482	$(496,837)	(76)%
Contract research and development	609,234	—	609,234
Other	1,718	5,724	(4,006)	(70)%
Segment total	768,597	660,206	108,391	(16)%
Consumer products	1,792,688	674,725	1,117,963	166%
Total	$2,561,285	$1,334,931	$1,226,354	92%

Cost of genetic testing services revenue was $212,000 for the three months ended September 30, 2007 compared to $332,000 for the three months ended September 30, 2006. Gross profit from genetic testing services was $(54,000), or (35%) of revenue, for the three months ended September 30, 2007 compared to $323,000, or 50% of revenue, for the three months ended September 30, 2006. Cost of genetic testing services revenue includes fixed overhead costs associated with laboratory operations, therefore, lower test volumes result in lower gross profit.

Cost of consumer products revenue was $996,000 for the three months ended September 30, 2007, resulting in gross profit of $797,000, or 45%, from these products compared to cost of consumer products revenue of $675,000 for the same period in 2006, resulting in on no gross profit from these products. This was primarily the result of the sale of inventory during the period that had been acquired at fair value on the date of acquisition, August 17, 2006. Most of the inventory acquired was sold during 2006.

Research and development expenses were $786,000 for the three months ended September 30, 2007 compared to $721,000 for the three months ended September 30, 2006, an increase of $65,000 or 9%. Funded research and development expenses were $510,000 for the three months ended September 30, 2007 compared to $424,000 for the three months ended September 30, 2006, an increase of $86,000 or 17%. In March 2003, we entered into a research agreement with Alticor to develop genetic tests and software to assess personalized risk and develop and use screening technologies to validate the effectiveness of the nutrigenomic consumables Alticor is developing. In March 2005 and in March 2007, we entered into new agreements with Alticor to continue the research being performed. Direct expenses associated with these agreements were $499,000 and $392,000 for the three months ended September 30, 2007 and 2006, respectively. In September 2004, we entered into another research agreement with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. This project was completed during 2006. Direct expenses associated with this agreement were $32,000 for the three months ended September 30, 2006. In June 2006, we entered into another research agreement with Alticor to perform association studies on composite genotypes to skin inflammatory response. Direct expenses associated with this agreement were $11,000 for the three months ended September 30, 2007. Other research and development expenses, including overhead costs associated with research and development activities, were $276,000 for the three months ended September 30, 2007 compared to $262,000 for the three months ended September 30, 2006, an increase of $14,000 or 5%.

Selling, general and administrative expenses were $1.2 million for the three months ended September 30, 2007 compared to $1.2 million for the three months ended September 30, 2006. As a result of the departure of the CEO and the CSO, salary expenses for the period ended September 30, 2007 were $150,000 lower than during the same period in the prior year. Strategic marketing and recruitment expenses for the period ended September 30, 2007 were $86,000 and $81,000 higher than during the same period in the prior year respectively.

Amortization of intangible assets was $413,000 for the three months ended September 30, 2007 compared to $145,000 during the same period in the prior year. This increase was primarily attributable to amortization expense associated with acquisition-related intangible assets.

Interest income was $108,000 for the three months ended September 30, 2007 compared to $78,000 for the three months ended September 30, 2006. The increase of 39% is primarily the result of an increase in our cash balances being maintained in interest bearing accounts coupled with an increase in the prevailing interest rates. Interest expense remained flat at $61,000 for the three months ended September 30, 2007 and for the same period in 2006.

We recorded amortization of note discount of $115,000 for each of the three months ended September 30, 2007 and 2006. Of the $115,000 expense, $78,000 is due to the amortization of the $1.5 million of discount resulting from the beneficial conversion feature of the convertible debt issued in March 2003 and $37,000 is due to the amortization of the $732,000 of discount associated with the below market stated interest rate.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue for the nine months ended September 30, 2007 was $7.4 million compared to $2.9 million for the nine months ended September 30, 2006, an increase of $4.5 million or 154%. The increase was due to incremental revenue of $4.4 million from our consumer products segment acquired in August 2006 which sells branded nutritional products (primarily to large retail outlets) partially offset by a decrease of $23,000 from our personalized health segment. Revenue from our segments consisted of the following:

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
Personalized health:
Genetic Testing	$648,910	$2,219,145	$(1,570,235)	(71)%
Contract research and development	1,558,205	—	1,558,205	—
Other	8,360	17,975	(9,615)	(53)%
Segment total	2,215,475	2,237,120	(21,645)	(1)%
Consumer products	5,173,555	674,725	4,498,830	667%
Total	$7,389,030	$2,911,845	$4,477,185	154%

Cost of genetic testing services revenue was $721,000 for the nine months ended September 30, 2007 compared to $938,000 for the nine months ended September 30, 2006. Gross profit from genetic testing services was $(72,000), or (12%) of revenue, for the nine months ended September 30, 2007 compared to $1.3 million, or 58% of revenue, for the nine months ended September 30, 2006. Cost of genetic testing services revenue includes fixed overhead costs associated with laboratory operations, therefore, lower test volumes result in lower gross profit.

Cost of consumer products revenue was $2.9 million for the nine months ended September 30, 2007, resulting in gross profit of $2.3million, or 45%, from these products compared to cost of consumer products revenue of $675,000 for the same period in 2006, resulting in on no gross profit from these products. This was primarily the result of the sale of inventory during the period that had been acquired at fair value at the date of acquisition, August 17, 2006. Most of the inventory acquired was sold during 2006.

Research and development expenses were $2.2 million for the nine months ended September 30, 2007 compared to $2.3 million for the nine months ended September 30, 2006, a decrease of $100,000, or 5%. Funded research and development expenses were $1.2 million for the nine months ended September 30, 2007 compared to $1.3 million for the nine months ended September 30, 2006, a decrease of $100,000 or _9%. In March 2003, we entered into a research agreement with Alticor to develop genetic tests and software to assess personalized risk and develop and use screening technologies to validate the effectiveness of the nutrigenomic consumables Alticor is developing. In March 2005 and in March 2007, we entered into new agreements with Alticor to continue the research being performed. Direct expenses associated with these agreements were $1.1 million and $944,000 for the nine months ended September 30, 2007 and 2006, respectively. In June 2004, we entered into another research agreement with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. This project was completed during 2006. Direct expenses associated with this agreement were $346,000 for the nine months ended September 30, 2006. In June 2006, we entered into another research agreement with Alticor to perform association studies on composite genotypes to skin inflammatory response. Direct expenses associated with this agreement were $34,000 for the nine months ended September 30, 2007. Other research and development expenses, including overhead costs associated with research and development activities, were $1.1 million for the nine months ended September 30, 2007 compared to $965,000 for the nine months ended September 30, 2006, a decrease of 135,000 or 13%.

Selling, general and administrative expenses were $4.8 million for the nine months ended September 30, 2007 compared to $2.7 million for the nine months ended September 30, 2006, an increase of $2.1 million or 68%. This increase was attributable to costs of $1.1 million incurred by the Alan James Group for the nine months ended September 30, 2007, the recording of a one-time charge of $600,000 associated with the termination of certain employees and professional costs incurred during the nine months ended September 30, 2007 in connection with the integration of the Alan James Group.

Amortization of intangible assets was $1.2 million for the nine months ended September 30, 2007 compared to $194,000 during the same period in the prior year. This increase was primarily attributable to amortization expense associated with acquisition-related intangible assets.

Interest income was $341,000 for the nine months ended September 30, 2007 compared to $150,000 for the nine months ended September 30, 2006. The increase of 128% is primarily the result of an increase in our cash balances being maintained in interest bearing accounts coupled with an increase in the prevailing interest rates. Interest expense of $183,000 was incurred during the nine months ended September 30, 2007, compared to $170,000 for the same period in 2006. The increase of 8% is primarily due to the increase in the prevailing interest rate over the two periods from 8.25% in 2006 to 9.25% in 2007.

We recorded amortization of note discount of $346,000 for each of the nine months ended September 30, 2007 and 2006. Of the $346,000 expense, $233,000 is due to the amortization of the $1.5 million of discount resulting from the beneficial conversion feature of the convertible debt issued in March 2003 and $113,000 is due to the amortization of the $732,000 of discount associated with the below market stated interest rate.

Liquidity and Capital Resources

Cash and cash available under our credit facilities are key financial performance indicators for us. As of September 30, 2007, we had cash and cash equivalents of $8.1 million and borrowings available under our credit facilities of $14.3 million for a total of $22 million. Net cash used in operating activities was $2.4 million and $3.6 million for the nine months ended September 30, 2007 and 2006, respectively.

Cash used in investing activities was $122,000 for the nine months ended September 30, 2007 and $7.8 million for the same period in 2006. Cash was used primarily for the purchase of equipment and capitalized patent costs in 2007. In 2006, we acquired the assets and business of the Alan James Group. We paid initial consideration at the closing consisting of $7.0 million in cash and the obligation to place in escrow $250,000 and 88,055 shares of common stock. We are also responsible for paying additional contingent consideration of up to $1.5 million in cash and 1,628,833 shares of Common Stock through 2009 upon achievement of certain earnings milestones by the Alan James business. Capital additions were $258,000 for the nine months ended September 30, 2006.

Cash provided by financing activities was $415,000 for the nine months ended September 30, 2007 compared to $17.9 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we received $362,000 from the exercise of stock options and stock purchases through the employee stock purchase plan and $53,000 from our rights offering completed in January 2007. As a condition of our financing completed in August 2006, we initiated a rights offering of 2,533,234 shares of our common stock to our stockholders (other than Alticor) at a per share price of $5.6783. An aggregate of 12,012 shares were sold in the offering. During the nine months ended September 30, 2006, we received $17.0 million from our strategic alliance with Alticor and $855,000 from the exercise of stock options, warrants and stock purchases through the employee stock purchase plan. These amounts were offset by $3,000 of payments of our capital lease obligations. We currently do not have any commitments for any material capital expenditures.

A summary of our contractual obligations as of September 30, 2007 is included in the table below:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$2,595,336	$2,595,336	$—	$—	$—
Operating Lease Obligations	880,179	566,459	313,720	—	—
TOTAL	$3,475.515	$3,161,795	$313,720	$—	$—

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

No other change in internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

In August 2006, the Company acquired the assets and business of the Alan James Group, a group of four commonly owned limited liability companies owned by Timothy J. Richerson and David A. Finkelstein. In connection with the acquisition, Richerson was hired as the company’s Chief Executive Officer and Finkelstein as the Company’s Chief Strategy Officer. The Company’s Board of Directors determined on June 28, 2007, and informed Richerson and Finkelstein on July 2, 2007 that their employment would be terminated immediately, subject only to their earlier resignations. On July 2, 2007, both Richerson and Finkelstein submitted their resignations. Since that time, Richerson and Finkelstein have asserted various claims against the Company and its affiliates relating to the sale of their business to the Company and the Company has asserted various claims against Richerson and Finkelstein relating to the condition of their business when the Company acquired it. This dispute has not yet resulted in formal litigation and the Company intends to seek a resolution consistent with the best interests of the Company. However, the Company believes that the claims raised by Richerson and Finkelstein are without merit and if necessary the Company intends to vigorously assert its rights and defend its position.

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

INTERLEUKIN GENETICS, INC.
Date: November 7, 2007	By:	/s/ THOMAS R. CURRAN, JR.
Thomas R. Curran, Jr.
Interim Chief Executive Officer (Principal Executive Officer & Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith.