Form 10-Q
period 2008-03-31
INTERLEUKIN GENETICS INC
filed 2008-05-15
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, par value $0.001 per share	30,833,811

PART I—FINANCIAL INFORMATION

Item 1.                          Financial Statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,472,465	$7,646,468
Accounts receivable from related party	40,476	48,147
Trade accounts receivable, net of allowance for doubtful accounts of $6,696 at March 31, 2008 and December 31, 2007	1,205,897	942,115
Inventory	1,001,213	999,392
Deferred tax asset	50,000	41,000
Prepaid expenses and other current assets	388,455	335,386
Total current assets	7,158,506	10,012,508
Fixed assets, net	515,854	578,706
Intangible assets, net	5,470,484	5,741,402
Other assets	53,333	53,333
Total Assets	$13,198,177	$16,385,949
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,185,771	$836,071
Accrued expenses	1,719,685	1,948,364
Deferred revenue	1,052,941	1,458,208
State taxes payable	12,795	32,500
Commitments for funded research and development projects	69,056	92,056
Due to seller from August 2006 acquisition	—	1,200,000
Convertible debt	595,336	595,336
Total current liabilities	4,635,584	6,162,535
Deferred tax liability	37,000	31,000
Total liabilities	4,672,584	6,193,535
Stockholders’ equity:
Convertible preferred stock—$0.001 par value—6,000,000 shares authorized; 5,000,000 shares of Series A issued and outstanding at March 31, 2008 and December 31, 2007; aggregate liquidation preference of $18,000,000 at March 31, 2008	5,000	5,000
Common stock—$0.001 par value—100,000,000 shares authorized; 30,833,811 and 30,832,102 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	30,834	30,832
Additional paid-in capital	84,726,182	84,517,903
Accumulated deficit	(76,236,423)	(74,361,321)
Total stockholders’ equity	8,526,593	10,192,414
Total liabilities and stockholders’ equity	$13,198,177	$16,385,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Revenue from related party	$640,616	$690,877
Revenue from others	2,013,907	1,728,400
Total revenue	2,654,523	2,419,277
Cost of Revenue	1,335,972	1,246,360
Gross Profit	1,318,551	1,172,917
Operating expenses:
Research and development	813,371	674,460
Selling, general and administrative	2,083,235	1,695,510
Amortization of intangibles	330,184	410,925
Total operating expenses	3,226,790	2,780,895
Loss from operations	(1,908,239)	(1,607,978)
Other income (expense):
Interest income	63,552	120,685
Interest expense	(11,865)	(61,148)
Amortization of note discount	—	(115,468)
Total other income (expense)	51,687	(55,931)
Net loss before income taxes	(1,856,552)	(1,663,909)
Provision for income taxes	(18,550)	(4,000)
Net loss	$(1,875,102)	$(1,667,909)
Basic and diluted net loss per common share	$(0.06)	$(0.06)
Weighted average common shares outstanding	30,832,121	27,575,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2008
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional
	Shares	$0.001 par value	Shares	$0.001 par value	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2007 (Audited)	5,000,000	$5,000	30,832,102	$30,832	$84,517,903	$(74,361,321)	$10,192,414
Net loss	—	—	—	—	—	(1,875,102)	(1,875,102)
Investment by Alticor: Research Funding	—	—	—	—	168,254	—	168,254
Common stock issued:
Employee stock purchase plan	—	—	1,709	2	1,588	—	1,590
Stock-based compensation expense	—	—	—	—	38,437	—	38,437
Balance as of March 31, 2008	5,000,000	$5,000	30,833,811	$30,834	$84,726,182	$(76,236,423)	$8,525,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,875,102)	$(1,667,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	402,238	494,964
Amortization of note discount		115,468
Stock-based and other compensation expense	38,437	62,768
Changes in operating assets and liabilities, excluding the effects of the acquisition:
Accounts receivable, net	(256,111)	(608,734)
Inventory	(1,822)	355,143
Prepaid expenses and other current assets	(53,069)	63,024
Accounts payable	349,700	42,611
Accrued expenses	(828,679)	(85,653)
State taxes payable	(19,705)	—
Deferred revenue	(237,013)	12,168
Commitments for funded R&D	(23,000)	(40,000)
Deferred tax provision	(3,000)	4,000
Net cash used in operating activities	(2,507,126)	(1,252,150)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(9,199)	—
Increase in other assets	(59,268)	(45,205)
Acquisition of the assets and business of the Alan James Group, LLC, including transaction costs paid of $530,087	(600,000)	—
Net cash used in investing activities	(668,467)	(45,205)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of rights offering, stock warrants, options and employee stock purchase plan	1,590	384,462
Net cash provided by financing activities	1,590	384,462
Net decrease in cash and cash equivalents	(3,174,003)	(912,893)
Cash and cash equivalents, beginning of period	7,646,468	10,082,919
Cash and cash equivalents, end of period	$4,472,465	$9,170,026
Supplemental disclosures of cash flow information:

Cash paid for taxes	$67,500	—
Cash paid for interest	$11,865	$61,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The condensed consolidated financial statements include the accounts of Interleukin Genetics, Inc. (the Company), and its wholly-owned subsidiaries, as of March 31, 2008 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note 2—Settlement of acquisition contingency and issues

On March 25, 2008, pursuant to the terms of a settlement agreement between the Company and former owners of the Alan James Group regarding the acquisition of its assets and business, the Company agreed to pay a total of $1,200,000. This agreement resolved all remaining issues associated with our August 2006 acquisition of that business including contingent consideration and compensation arrangements with the sellers/former management. The $1,200,000 due to sellers is recorded as a current liability at December 31, 2007. The Company applied $600,000 of the settlement cost against the previously accrued separation expense that was recorded on June 30, 2007 and the remaining $600,000 was applied against the $2,130,374 aggregate total of contingent liabilities and amounts due under escrow recorded as part of the original acquisition. The remaining contingent liabilities and amounts due under escrow balance of $1,530,374 was eliminated as no longer due and applied as a reduction in the balances on a pro rata basis of the intangible assets recorded as part of the original acquisition, including the effect of term reduction on the non-compete agreements.

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

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. The Company’s most critical accounting policies are in areas of its strategic alliance with Alticor, revenue recognition, allowance for sales returns, trade promotions, accounts receivable, inventory, stock-based compensation, income taxes and long-lived assets.

These critical accounting policies are more fully discussed in these notes to the consolidated financial statements.

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectibility is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of March 31, 2008 and December 31, 2007, deferred receipts includes $12,250 and $12,250, respectively, for tests that have been prepaid but results have not yet been reported.

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

Allowance for Sales Returns:

The Company’s revenue is affected by retailers’ right to return damaged and outdated products. For product sales for which the Company believes it can reasonably and reliably estimate future returns, it recognizes revenue at the time of sale. For product sales for which the Company cannot reasonably and reliably estimate future returns, such as new products, the Company defers revenue recognition until the return privilege has substantially expired or the amount of future returns can be reasonably and reliably estimated. As of March 31, 2008 and December 31, 2007, the Company has deferred $93,080 and $93,080, respectively, of revenue for product sales for which it cannot reasonably and reliably estimate future returns.

The Company analyzes sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. The Company is able to make reasonable and reliable estimates based on its history. The Company also monitors the buying patterns of the end-users of its products based on sales data received. The Company reviews its estimated product returns based on data communicated by its customers. The Company also monitors the levels of inventory at its largest customers to avoid excessive customer stocking of merchandise. The Company believes it has sufficient interaction and knowledge of its customers, industry trends and industry conditions to adjust the accrual for returns when necessary. If the Company loses a major account, it may agree to accept a substantial amount of returns.

Trade Promotions:

The Company uses objective procedures for estimating its allowance for trade promotions. The allowance for trade promotions offered to customers is based on contracted terms or other arrangements agreed in advance.

Accounts Receivable

Trade accounts receivable are stated at their estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its customers a 2% cash discount if payment is made within 30 days of the invoice date, however, most customers take the discount regardless of when payment occurs. As of March 31, 2008 and December 31, 2007, the Company has reduced trade accounts receivable by $19,479 and $17,851, respectively, for discounts anticipated to have been taken. The Company provides for an allowance for estimated bad debts based on management’s estimate of the amount of possible credit losses in the Company’s existing accounts receivable. As of March 31, 2008 and December 31, 2007, the Company has provided an allowance for uncollectible accounts of $6,696.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the specific identification method. Management periodically evaluates inventory to identify items that are slow moving or have excess quantities. Management also considers whether certain items are carried at values that exceed the ultimate sales price less selling costs. Where such items are identified, management adjusts the carrying value to the lower of cost or market.

Inventory on hand primarily consisted of the following at March 31, 2008 and December 31, 2007:

	2008	2007
Raw materials	$124,218	$93,022
Finished goods	876,995	906,370
Total	$1,001,213	$999,392

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

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a valuation allowance against its deferred tax assets of $22.2 million as of March 31, 2008, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

In January 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (FIN 48). FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. At December 31, 2007, the Company reviewed all material tax positions for all years open to statute and for all tax jurisdictions open to statute to determine whether it was more likely than not that the positions taken would be sustained based upon the technical merits of those positions. The implementation of FIN 48 had no impact on the Company’s financial statements.

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

	As of March 31,
	2008	2007
Options outstanding	1,866,073	1,731,098
Warrants outstanding	400,000	400,000
Convertible preferred stock	28,160,200	28,160,200
Convertible debt	931,377	4,060,288
Total	31,357,650	34,351,586

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During the three months ended March 31, 2008 and the three months ended March 31, 2007, there were no items other than net loss included in the comprehensive loss.

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

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 requires that the Company evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Any write-downs, based on fair value, are to be treated as permanent reductions in the carrying amount of the assets. The Company believes that no impairment exists related to the Company’s long-lived assets at March 31, 2008.

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

The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires impairment tests be periodically repeated and on an interim basis, if certain conditions exist, with impaired assets written down to fair value. An analysis performed by management on December 31, 2007, determined that the indefinite lived trademarks had a current fair market value of $764,000. Management adjusted the book value of the indefinite lived trademarks to reflect this $236,000 impairment in value at December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 was issued to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. FSP No. 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November

15, 2008. The Company has not yet determined the impact, if any, of adopting this statement on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS 159 on January 1, 2008. The Company has not elected to account for any of its assets or liabilities using the fair value option under SFAS 159 and accordingly, the adoption of SFAS 159 did not have a material impact on the Company’s financial position or results of operations.

In July 2007, the Emerging Issues Task Force (EITF) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 clarifies the accounting for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-3 states that such payments should be capitalized and recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 07-3 on January 1, 2008. The adoption of EITF 07-3 did not have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB completed the second phase of its business combination project and issued the following two accounting standards:

i.                                          Statement  No. 141(R), “Business Combinations;” and

ii.                                       Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” – an amendment of ARB No. 51.

These statements dramatically change the way companies account for business combinations and noncontrolling interests. Compared with their predecessors, Statements 141(R) and 160 will require:

•                                          More assets acquired and liabilities assumed to be measured at fair value as of the acquisition date;

•                                          Liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period;

•                                          An acquirer in preacquisition periods to expense all acquisition related costs; and

•                                          Noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity.

Statements 141(R) and 160 should both be applied prospectively for fiscal years beginning on or after December 15, 2008. However, Statement 160 requires entities to apply the presentation and disclosure requirements retrospectively to comparative financial statements if presented. Both standards prohibit early adoption. The Company is currently assessing the impact these new standards will have on its consolidated financial statements.

In December 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). The guidance in EITF 07-1 defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement). The consensus in EITF 07-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The consensus requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable. The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis. The Company intends to adopt EITF 07-1 effective January 1, 2009 and retrospectively apply the requirements of this consensus to its collaborative arrangements in existence on that date. The Company is evaluating the impact of EITF 07-1 will have on its financial statements. The Company currently does not believe that the adoption of EITF 07-1 will have a significant effect on its financial statements.

In December 2007, the SEC staff issued Staff Accounting Bulletin (SAB) 110, “Share-Based Payment” (SAB 110) which amends SAB 107 to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The Company currently uses the simplified method to estimate the expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for employee options granted after December 31, 2007. The Company adopted SAB 110 effective January 1, 2008 and will continue applying the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

Note 4—Strategic Alliance with Alticor Inc.

On February 25, 2008, the Company entered into research agreement (RA8), effective January 1, 2008, to expand the research being performed under its current agreements with Alticor through 2008. The Company will receive $1,200,000 during 2008 under the research agreement, on a time and material basis. Additionally, in 2008 the Company will recognize as revenue approximately $800,000 of previously deferred revenue. In addition to the $800,000 of deferred revenue that will be recognized under RA8, $168,254 of funds previously paid to the Company by Alticor under research agreement 3 (RA3) and research agreement 4 (RA4), for which no work has been performed, will not need to be repaid to Alticor by the Company. Since the Company performed no prior services relating to the $168,254 received from Alticor, and the Company is not required to perform any future services relating to these funds, the Company has determined that the funds should be classified as additional paid-in capital and are recorded as such on the Company’s balance sheet as of March 31, 2008.

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

On August 17, 2006, these credit facilities with Alticor were further amended to provide the Company with access to an additional $14,400,000 of working capital borrowings at any time prior to August 17, 2008. Any amounts borrowed will bear interest at prime plus 1%, require quarterly interest payments and be due on August 16, 2011. The principal amount of any borrowing under this credit facility is convertible at Alticor’s election into a maximum of 2,533,234 shares of common stock, reflecting a conversion price of $5.6783 per share. As a condition of this financing, the Company initiated a rights offering of 2,533,234 shares of its common stock to existing stockholders (other than Alticor) at a per share price of $5.6783. The proceeds received from the rights offering reduced the availability under the credit facility. As a result of the rights offering, the availability under the credit facility has been reduced by $68,208, leaving approximately $14,300,000 available. No amounts are outstanding under these credit facilities as of March 31, 2008.

On December 17, 2007, pursuant to the terms of the notes, Pyxis Innovations, Inc., an affiliate of Alticor converted the indebtedness due on December 31, 2007, representing an aggregate principal amount of $2,000,000 and accrued interest of $39,679, into 3,190,987 shares of the Company’s common stock. The credit facilities will mature in June 2008, bear interest at 1% over the prime rate (7.5% at December 31, 2007), are collateralized by a security interest in the Company’s intellectual property (except intellectual property related to periodontal disease and sepsis), and are convertible at the election of Alticor into 4,060,288 shares of common stock, as adjusted, at a stated conversion price equal to $0.6392 per share. At March 31, 2008 and December 31, 2007, there was $595,336 outstanding under the terms of these credit facilities.

Note 6—Commitments and Contingencies

Operating Leases

The Company leases its offices and laboratory space under non-cancelable operating leases that expire at various dates through June 2009. The Company also leases certain office equipment under lease obligations, all of which are classified as operating leases. Future minimum lease commitments under lease agreements with initial or remaining terms of one year or more at March 31, 2008, are as follows:

Year Ending December 31,
2008	$429,371
2009	180,497
2010	7,590
2011	5,445
2012	—
$622,903

Rent expense was $145,981 and $146,105 for the quarter ended March 31, 2008 and 2007, respectively.

Acquisition of Databases

In connection with the research agreement with Alticor dated March 5, 2003, the Company is obligated to purchase two clinical databases. As of June 30, 2004, the Company determined that this obligation met the criteria for accrual of SFAS No. 5, Accounting for Contingencies, and estimated the cost of these two databases at $450,000. Accordingly, the Company recorded a liability and charged research and development expenses of $450,000 at that time. As of March 31, 2008 and 2007, the Company had cumulative expenditures of $380,944 and $324,444, respectively, associated with the acquisition of these databases. The Company believes that the acquisition of the databases will not exceed the amount that the Company has estimated, however actual amounts could differ.

Sponsored Research Agreements

In connection with the research agreement with Alticor dated March 5, 2005, the Company entered into a sponsored research agreement with Yonsei University to conduct a clinical study. The sponsored research agreement was originally for an amount of $499,882. This amount has been renegotiated to $412,288 and is payable upon achievement of certain milestones. As of March 31, 2008, Yonsei University had achieved milestones valued at $316,000. The remaining commitment on this agreement is $96,288. If, and when, Yonsei University completes the other milestones associated with this sponsored research agreement, the Company will record these costs as research and development expenses.

In connection with the research agreements with Alticor dated March 5, 2005 and March 29, 2007, the Company entered into a sponsored research agreement with SOGO Clinical Pharmacology Co., LTD (SOGO) to conduct a clinical study. The sponsored research agreement is for an amount of ¥26,346,600, or approximately $224,000 (based on the exchange rate on March 30, 2007 of 117.56 ¥ to 1 US$) and is payable upon achievement of certain milestones. As of December 31, 2007, SOGO had achieved milestones valued at ¥26,346,600 or $232,131 based on actual payment in U.S. dollars.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, results of operations or cash flows.

Employment Agreements

The Company has entered into employment agreements with certain key employees of the Company. These agreements expire at various dates through January 22, 2010. As of March 31, 2008, the remaining commitments under these agreements, based on continued employment, were as follows:

Year Ending December 31,	Base Salary	Car Allowance	Stock Award (# of shares)
2008	$510,000	$5,400	112,500
2009	425,000	1,800	112,500
2010	28,333	—	—
	$963,333	$7,200	225,000

Note 7—Capital Stock

Authorized Preferred and Common Stock

At March 31, 2008, the Company had authorized 6,000,000 shares of $0.001 par value Series A Preferred Stock, of which 5,000,000 were issued and outstanding. At March 31, 2008, the Company had authorized 100,000,000 shares of $0.001 par value common stock of which 66,899,374 shares were outstanding or reserved for issuance. Of those, 30,833,811 shares were outstanding; 28,160,200 shares were reserved for the conversion of Series A Preferred to common stock; 931,377 shares were reserved for the conversion of  $595,336 of debt; 3,615,001 shares were reserved for the exercise of authorized and outstanding stock options; 400,000 shares were reserved for the exercise of outstanding warrants to purchase common stock; 437,763 shares were reserved for the exercise of rights held under the Employee Stock Purchase Plan; 2,521,222 shares were reserved for the issuance upon the conversion of convertible notes.

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its common stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them. The liquidation preference at March 31, 2008 was $18,000,000. After receiving their preference amount, the holders of the Series A Preferred Stock are entitled to participate on an as-converted basis with the holders of common stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of March 31, 2008, the Series A Preferred Stock was convertible into 28,160,200 shares of common stock reflecting a current conversion price of $0.3196 per share.

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

Note 8—Stock-Based Compensation Arrangements

Stock-based compensation arrangements consisted of the following as of March 31, 2008: three share-based compensation plans, restricted stock awards; an employee stock purchase plan; and employee compensation agreements. Total compensation cost that has been charged against income for stock-based compensation arrangements is as follows:

	Three Months Ended March 31,
	2008	2007
Stock option grants beginning of period	$21,743	$60,052
Stock-based arrangements during the period:
Stock option grants	16,421	—
Unrestricted stock issued:
Employee stock purchase plan	273	2,132
Employment Agreements	—	(146)
	$38,437	$62,038

Stock option grants

A summary of the status of the Company’s stock options, issued under the 1996, 2000 and 2004 Plans and outside of these plans, at March 31, 2008 and 2007, and changes during these years is presented below:

The following table details all stock option activity for the three months ended March 31, 2008 and 2007:

	2008		2007
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding, beginning of year	1,366,406	$3.11	1,893,015	$2.99
Granted	508,000	1.07	—	—
Exercised	—	—	(159,917)	1.78
Canceled	(8,333)	3.41	—	—
Expired	—	—	—	—
Outstanding, end of period	1,866,073	$2.55	1,733,098	$3.11
Exercisable, end of period	1,430,073	$2.98	1,646,015	$3.13

For purposes of determining the stock-based compensation expense for grant awards, the Black-Scholes option-pricing model was used with the following weighted-average assumptions:

2008
Risk-free interest rate	3.01%
Expected life	6.50 years
Expected volatility	83.5%

Restricted Stock Awards

Holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The employees are not required to pay any consideration to the Company for these restricted stock awards. The recognition of compensation expense for these types of awards did not change as a result of adopting SFAS No. 123R on January 1, 2006. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period.

During the three months ended March 31, 2008 and 2007, the Company did not grant any restricted stock awards. As March 31, 2008 and December 31, 2007 there were no restricted shares outstanding, granted, lapsed or canceled.

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are now deemed to be compensatory under SFAS No. 123R because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the three months ended March 31, 2008 employees purchased 1,709 shares of common stock at a weighted average purchase price of $0.93, while the weighted average fair value was $1.09 per share, resulting in compensation expense of $273. During the three months ended March 31, 2007 employees purchased 3,231 shares of common stock at a weighted average purchase price of $3.72, while the weighted average fair value was $4.38 per share, resulting in compensation expense of $2,132.

Employment Agreements

During the three months ended March 31, 2008, the Company entered into an employment agreement with the Company’s Chief Executive Officer. This agreement provides for the issuance of up to 500,000 shares of the Company’s common stock pursuant to the exercise of incentive stock options, which vest at various dates through 2013 assuming continued employment with the Company. After the options are vested, the options are exercisable by the employee at $1.06 per share. As of March 31, 2008, no shares of the Company’s common stock have been issued pursuant to this agreement. The recognition of compensation expense for this type of award did not change as a result of adopting SFAS No. 123R on January 1, 2006. The Company measures the fair value of the shares, prior to issuance, based on the last reported price at which the Company’s common stock traded for the reporting period and compensation cost is recognized ratably over the employment period required to earn the stock award. At time of issuance, the Company will measure the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the issuance and will record a cumulative adjustment, if any.

A summary of stock compensation cost included in the statement of operations for the three months ended March 31, 2008 and 2007 is as follows:

	2008	2007
Cost of revenue	$6,504	$6,552
Research and development expenses	9,821	52,379
Selling, general and administrative expenses	22,112	3,107
Total	$38,437	$62,038

As of December 31, 2007 and 2006, there was approximately $70,000 and $500,000, respectively, of total unrecognized cost related to non-vested share based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of approximately 2 years. Options to purchase 194,917 and 539,050 shares were exercised during the year ended December 31, 2007 and 2006; these options had an intrinsic value of approximately $464 thousand and $2.4 million on their date of exercise, respectively. The fair value of stock options that vested during the year ended December 31, 2007 and 2006 was approximately $83 thousand and $0.9 million, respectively.

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

Through its Personalized Health business segment, the Company develops genetic tests and performs testing services that can help individuals improve and maintain their health through preventive measures. Through its Consumer Products business segment, the Company develops, markets and sells nutritional products and engages in related activities. The Company’s principal operations and markets are located in the United States. The Company has no operations outside of the United States. For the quarter ended March 31, 2008 and 2007, the Company had minimal royalty income derived from distributors outside the United States, minimal expenses derived from research partners outside the United States and minimal assets outside the United States. The Company does not believe that foreign currency exchange rate risk is material and does not use derivative financial instruments to manage foreign currency fluctuation risk.

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

The following is a summary of the Company’s operations by operating segment:

	Three Months Ended March 31,
	2008	2007
Personalized Health:
Revenue	$641,872	$691,497
Net loss, before interest, taxes, depreciation and amortization of $41,714 and $149,134 for the quarter ended March 31, 2008 and 2007, respectively	$(1,798,900)	$(1,265,518)
Consumer Products:
Revenue	$2,012,651	$1,727,780
Net income, before interest, taxes, depreciation and amortization of $327,385 and $401,761 for the quarter ended March 31, 2008 and 2007, respectively	$292,899	$152,504
Consolidated:
Total revenue	$2,654,523	$2,419,277
EBITDA	$(1,506,001)	$(1,113,014)
Interest, net	51,687	59,537
Provision for income taxes	(18,550)	(4,000)
Depreciation	(72,054)	(84,039)
Amortization	(330,184)	(526,393)
Net loss	$(1,875,102)	$(1,667,909)

Note 10—Industry Risk and Concentration

The Company develops genetic risk assessment tests under contract, performs research for its own benefit and provides research services to a collaborative partner. As of March 31, 2008, the Company has introduced three genetic risk assessment tests commercially, two of which are sold exclusively through its strategic partner — Alticor, and is in various stages of development for several other genetic risk assessment tests. Commercial success of the Company’s genetic risk assessment tests will depend on their acceptance as scientifically credible and cost-effective by consumers and the marketing success of its collaborative partner.

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

For the three months ended March 31, 2008, approximately 48% of the consumer products revenue was from a single customer. As of March 31, 2008 and December 31, 2007, approximately 38.5% and 35.5% of the trade accounts receivable was from that same customer.

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

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto included elsewhere in this report.

Forward-Looking Statements

This report on Form 10-Q and, in particular, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I - Item 2, and the documents incorporated by reference into this report contain or incorporate certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words or phrases such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “likely,” “outlook,” or similar words or expressions or the negatives of such words or expressions are intended to identify forward-looking statements. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in “Risk Factors” and elsewhere in this report, as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Given these risks and uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered as statements of fact. All information set forth in this Form 10-Q is as of the date of filing this Form 10-Q and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

General Overview and Trends

We are a genetics-focused personalized health company that develops preventive consumer products and genetic tests for sale into the emerging personalized health market. Our vision is to build a leading personalized health and wellness company using the science of applied genetics to empower consumers to personalize their health. We currently have two primary business segments that include:

•                  Personalized Health Segment (PHS) — this segment researches and develops genetic tests that leverage and target the role that genetically determined variations in the inflammatory response have on health and disease; and

•                  Consumer Products Segment (CPS) — comprising our Interleukin consumer products business, which we purchased from the Alan James Group on August 2006, which is focused on developing, selling and marketing nutritional supplements and products into retail consumer channels.

These two segments contribute toward our overall mission of developing tests and products that can help individuals improve and maintain their health through preventive measures. We plan to pursue our mission by:

•                  developing genetic risk assessment tests for use in multiple indications, countries and various demographics;

•                  processing genetic risk assessment tests in our Clinical Laboratory Improvement Act of 1988 (CLIA) certified lab or the labs of our sublicensees;

•                  developing and acquiring nutritional products to be distributed in multiple consumer channels; and

•                  conducting research and development of personalized preventive and therapeutic botanicals based on individuals’ genetic information.

Our Consumer Products Segment sells branded nutritional products, including Ginsana®, Ginkoba®, and Venastat® through the nation’s largest food, drug and mass retailers. Our Consumer Products Segment added substantial revenues to our business and in the quarter ended March 31, 2008, it represented over 70% of our consolidated revenues. Customer concentration in our Consumer Products Segment is high and our largest customer accounted for approximately 48% of revenues in that segment in the three months ended March 31, 2008. In 2006, we began marketing and other business arrangements with Alticor to increase sales of products in our Personalized Health Segment. Alticor is a significant customer or ours and for the quarter ended March 31, 2008, sales to Alticor represented virtually all of our revenues in our Personalized Health Segment and over 29% of our consolidated revenues.

Our acquisition of the Consumer Products business in August 2006 added to our selling general and administrative costs and it added substantial amortization of acquired intangible assets. In the year ended December 31, 2007, amortization of intangible assets was approximately $1.7 million compared to less than $54,000 in the year prior to the acquisition. Such amortization expense will continue in 2008 and beyond.

We have traditionally spent approximately $3 to $4 million annually on research and development. We currently anticipate that range of spending to continue in 2008. Our current development programs focus on heart disease, osteoporosis, osteoarthritis, gastric cancer, skin appearance, sports nutrition and weight management genetic risk assessment tests as well as new proprietary supplements for distribution through our Consumer Products Segment. We expect that these programs will also lead to the personalized selection of nutritional and therapeutic products, and provide consumers and healthcare professionals with better preventive product alternatives.

In March 2003, we entered into a research agreement with Alticor to develop genetic tests and software to assess personalized risk and develop and use screening technologies to validate the effectiveness of the nutrigenomic consumables Alticor is developing. In March 2005 and in March 2007, we entered into new agreements with Alticor to continue the research being performed. In June 2004, we entered into another research agreement with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. This project was completed during 2006. In June 2006, we entered into another research agreement with Alticor to perform association studies on composite genotypes to skin inflammatory response. As of December 31, 2007, the research agreements described above have been completed. See financial statement footnotes for a discussion of our strategic alliance with Alticor.

On February 25, 2008, we entered into a new research agreement with Access Business Group International LLC (ABG), a subsidiary of Alticor Inc. The research agreement encompasses four primary areas: osteoporosis, cardiovascular disease, nutrigenomics, and dermagenomics. We will be conducting various clinical studies, which shall be fully funded by Alticor.

Some of these studies aim to correlate SNP gene variations to the risk of osteoporosis or cardiovascular disease in Asian populations. Other studies conducted in North American populations will seek to identify genetic factors that influence athletic performance (nutrigenomics) and skin health, such as wrinkles, elasticity, aging (dermagenomics), for the purpose of developing products to enhance healthy aging. Under the terms of the agreement, ABG will pay us $1.2 million during 2008 for the research. In addition, we will recognize approximately $800,000 of deferred receipts which were unused from prior research agreements with Alticor.

In our Consumer Products Segment, the nutritional products and supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions. The success of new product offerings depends upon a number of factors, including:

accurately anticipating customer needs;

innovating and developing new products;

successfully commercializing new products in a timely manner;

pricing our products competitively;

manufacturing and delivering our products in sufficient volumes and in a timely manner; and

differentiating our product offerings from those of our competitors.

In the first quarter of 2008, the aggregate sales of our brand name nutritional products, including Ginkoba®, Ginsana®, and Venastat® demonstrated a slight increase from the prior year which we believe is due to the implementation of a new advertising campaign in 2008.  We face competition with private label offerings as well as other branded product introductions. Further, our opportunities for new distribution on the existing product lines are limited. We believe that our growth will be more dependent on our ability to adapt to changing consumer trends with the introduction of new products or improvements to existing products.

In our PHS, the competition is defined, but the markets and customer base are not well established. Adoption of such technologies by consumers requires substantial market development. We have placed a significant focus of this effort in our relationship with our primary customer, Alticor, a significant multi level marketing company. Alticor has begun to develop the direct-to-consumer market, however, the overall market is unproven and our challenge in 2008 and beyond will be to work to develop this market. Since Alticor has not previously sold a product similar to the genetic risk assessment tests, we cannot predict any fluctuations we may experience in our test revenues or whether revenues derived from Alticor related to the heart health and general nutrition genetic tests will be sustained in future periods.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $4.5 million and borrowings available under our credit facilities of $14.3 million, which expire on August 17, 2008.

Cash used in operations was $2.5 million for the three months ended March 31, 2008 as compared to $1.3 million for the three months ended March 31, 2007. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables, inventory levels and the timing of payments to suppliers. A significant use of cash in the three months ended March 31, 2008 was a payment of $1,200,000, $600,000 of which had been accrued in an earlier period, relating to the settlement of purchase obligations with Alan James. We also recognized as revenue $237,000 of previously deferred cash receipts.

Cash used in investing activities was $668,000 for the three months ended March 31, 2008 compared to $45,000 for the three months ended March 31, 2007. The most significant use of cash in investing activities in March 2008 was the settlement of claims related to the acquisition of the assets and business of the Alan James Group as described above. As a result of the settlement, we paid additional consideration of $600,000. Capital additions and increases in other assets were $68,000 for the three months ended March 31, 2008 compared to $45,000 for the three months ended March 31, 2007. Other assets consist primarily of capitalized patent costs.

Cash provided by financing activities was $1,590 for the three months ended March 31, 2008 compared to $384,000 for the three months ended March 31, 2007. During the three months ended March 31, 2008, we received $1,590 from stock purchases through the employee stock purchase plan compared to $384,462 for the three months ended March 31, 2007 which included receipts from the exercise of stock options, stock purchases through the employee stock purchase plan and from our rights offering completed in January 2007. We currently do not have any commitments for any material capital expenditures.

A summary of our contractual obligations as of March 31, 2008 is included in the table below:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$595,336	$595,336	$—	$—	$—
Operating Lease Obligations	622,903	429,371	193,532	—	—
TOTAL	$1,218,239	$1,024,707	$193,532	$—	$—

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

Results of Operations

	Quarter Ended March 31,
	2008	2007
Personalized health:
Genetic Testing	$101,752	$271,650
Contract research and development	537,013	417,500
Other	3,107	2,347
Segment total	641,872	691,497
Consumer products	2,012,651	1,727,780
Total Revenue	$2,654,523	$2,419,277
Cost of revenue	$1,335,972	$1,246,360
Gross margin	$1,318,551	$1,172,917
Gross margin percent	49.7%	48.5%

Three Months Ended March 31, 2008 and March 31, 2007

Total revenue for the three months ended March 31, 2008 was $2.7 million compared to $2.4 million for the three months ended March 31, 2007. The increase of $235,000 or 10% is attributable to an increase in consumer product revenue of $285,000 offset by a decrease in genetic testing and contract research & development revenue of $50,000.

We have two significant customers. In our Personalized Health Segment, our significant customer, Alticor, which is the Company’s majority shareholder, represented approximately 99% of the revenues of that segment, and in our Consumer Products Segment, our significant customer represented approximately 48% of the revenues of that segment. Together, these two customers account for approximately 60% of total revenues.

Cost of revenue for the three months ended March 31, 2008 was $1.3 million or 50.3% compared to $1.2 million or 51.5% for the three months ended March 31, 2007. Cost of revenue for the three months ended March 31, 2008 from the Personalized Health Segment was $235,000 or 36.6% of its revenue compared to $251,000 or 36.2% for the three months ended March 31, 2007. The decrease of $16,000 is attributable to a reduction in commercial lab personnel for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Cost of revenue for the three months ended March 31, 2008 from the Consumer Products Segment was $1.1 million or 54.7% of its revenue compared to $995,000 or 57.6% for the three months ended March 31, 2007. The increase of $105,000 is primarily attributable to increased product sales for the three months ended March 31, 2008 compared to product sales for the three months ended March 31, 2007.

Gross margin for the three months ended March 31, 2008 was $1.3 million, or 49.7% compared to $1.2 million or 48.5% for the three months ended March 31, 2007. Gross margin for the three months ended March 31, 2008 from the Personalized Health Segment was $407,000, or 63.4% of its revenue compared to $441,000 or 63.5% in the three months ended March 31, 2007. The decrease of $34,000 is attributable to a reduction in genetic testing revenue for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Gross margin for the three months ended March 31, 2008 from the Consumer Products Segment was $912,000, or 45.3% of its revenue compared to $732,000 and 42.4% for the three months ended March 31, 2007. The increase of $180,000 is primarily attributable to increased product sales for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Research and development expenses were $813,000 for the three months ended March 31, 2008 compared to $674,000 for the three months ended March 31, 2007. The increase of $139,000 or 20.6% is primarily the result of milestone payments under our sponsored research agreement with Yonsei University.

Selling, general and administrative expenses were $2.1 million for three months ended March 31, 2008 compared to $1.7 million for the three months ended March 31, 2007. The increase of approximately $388,000 or 22.8% is primarily attributable to the implementation of a new advertising campaign in our Consumer Products Segment and legal fees associated with the settlement of the Alan James Group acquisition.

Amortization of intangible assets was $330,000 for the three months ended March 31, 2008 compared to $411,000 for the three months ended March 31, 2007.  The decrease of $81,000 or 19.6% is primarily attributable to amortization expense associated with acquisition-related intangible assets being reduced due to an adjustment in the basis of the intangible assets resulting from the March 2008 settlement agreement.

Other income (expense), net, decreased by approximately $107,000 to approximately $52,000 principally as a result of the amortization of the note discount being completed as of December 31, 2007.

Revenue, gross profit, operating and other expenses contributed to a net loss of approximately $1.9 million, or $(0.06) per share, for the quarter ended March 31, 2008 compared to a loss of approximately $1.7 million, or $(0.06) per share for 2007.

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

Allowance for Sales Returns:

Our revenue is affected by retailers’ right to return damaged and outdated products. For product sales for which we believe we can reasonably and reliably estimate future returns, we recognize revenue at the time of sale. For product sales for which we cannot reasonably and reliably estimate future returns, such as new products, we defer revenue recognition until the return privilege has substantially expired or the amount of future returns can be reasonably and reliably estimated.

We analyze sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. We are able to make reasonable and reliable estimates based on our history. We also monitor the buying patterns of the end-users of our products based on sales data received. We review our estimated product returns based on data communicated by our customers. We also monitor the levels of inventory at its largest customers to avoid excessive customer stocking of merchandise. We believe we have sufficient interaction and knowledge of its customers, industry trends and industry conditions to adjust the accrual for returns when necessary. If we lose a major account, we may agree to accept a substantial amount of returns.

Trade Promotions:

We use objective procedures for estimating our allowance for trade promotions. The allowance for trade promotions offered to customers is based on contracted terms or other arrangements agreed in advance.

Accounts Receivable

Trade accounts receivable are stated at their estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. We offer our customers a 2% cash discount if payment is made within 30 days of the invoice date, however, most customers take the discount regardless of when payment occurs. We provide for an allowance for estimated bad debts based on our estimate of the amount of possible credit losses in our existing accounts receivable.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the specific identification method. We periodically evaluate inventory to identify items that are slow moving or have excess quantities. We also consider whether certain items are carried at values that exceed the ultimate sales price less selling costs. Where such items are identified, we adjust the carrying value to the lower of cost or market.

Stock-Based Compensation

We account for our stock-based compensation expense in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R) using the modified prospective basis. SFAS No. 123R addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R requires us to expense SBP awards with compensation cost for SBP transactions measured at fair value. SFAS No. 123R applies to new equity awards and to equity awards modified, repurchased or canceled after the effective date, January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under SFAS No. 123. Additionally, we record an expense for the amount that the fair market value exceeds the purchase cost for common stock purchased pursuant to our employee stock purchase plan.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance against our deferred tax assets of $22.2 million as of March 31, 2008, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

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

Basic and Diluted Net Loss per Common Share

We apply SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share for all the periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the loss in each period. Potential common stock equivalents excluded from the calculation of diluted net loss per share consists of stock options, warrants, convertible preferred stock and convertible debt as described in the table below:

	As of March 31,
	2008	2007
Options outstanding	1,866,073	1,731,098
Warrants outstanding	400,000	400,000
Convertible preferred stock	28,160,200	28,160,200
Convertible debt	931,377	4,060,288
Total	31,357,650	34,351,586

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During the three months ended March 31, 2008 and the three months ended March 31, 2007, there were no items other than net loss included in the comprehensive loss.

Fair Value of Financial Instruments

Management, using available market information, has determined the estimated fair values of financial instruments. The stated values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of our capital lease obligations also approximate fair value. The carrying amounts of borrowings under short-term agreements approximate their fair value as the rates applicable to the financial instruments reflect changes in overall market interest rates.

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

Long-Lived Assets

We apply the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 requires that we evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Any write-downs, based on fair value, are to be treated as permanent reductions in the carrying amount of the assets. We believe that no impairment exists related to our long-lived assets at March 31, 2008.

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

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, SFAS No. 157 was issued to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair measurements. The definition about of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. . FSP No. 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company has not yet determined the impact, if any, of adopting this statement on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted this statement on January 1, 2008. We have not elected to account for any of our assets or liabilities using the fair value option under SFAS 159 and accordingly, the adoption of SFAS 159 did not have a material effect on our financial position or the results of our operations.

In July 2007, the Emerging Issues Task Force (EITF) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 clarifies the accounting for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-3 states that such payments should be capitalized and recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. We adopted EITF 07-3 on January 1, 2008. The adoption of EITF 07-3 did not have a material effect on our financial position or the results of our operations.

In December 2007, the FASB completed the second phase of its business combination project and issued the following two accounting standards:

iii.            Statement  No. 141(R), “Business Combinations;” and

iv.            Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” – an amendment of ARB No. 51.

These statements dramatically change the way companies account for business combinations and noncontrolling interests. Compared with their predecessors, Statements 141(R) and 160 will require:

•              More assets acquired and liabilities assumed to be measured at fair value as of the acquisition date;

•              Liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period;

•              An acquirer in preacquisition periods to expense all acquisition related costs; and

•              Noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity.

Statements 141(R) and 160 should both be applied prospectively for fiscal years beginning on or after December 15, 2008. However, Statement 160 requires entities to apply the presentation and disclosure requirements retrospectively to comparative financial statements if presented. Both standards prohibit early adoption. We are is currently assessing the impact these new standards will have on our consolidated financial statements.

In December 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). The guidance in EITF 07-1 defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement). The consensus in EITF 07-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The consensus requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable. The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis. We are evaluating the impact of EITF 07-1 will have on its financial statements. We currently do not believe that the adoption of EITF 07-1 will have a significant effect on the financial statements.

In December 2007, the SEC staff issued Staff Accounting Bulletin (SAB) 110, “Share-Based Payment” (SAB 110) which amends SAB 107, “Share-Based Payment”, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. We currently use the simplified method to estimate the expected term for employee option grants, as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for employee options granted after December 31, 2007. We adopted SAB 110 effective January 1, 2008 and continue applying the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, results of operations or cash flows.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2008, the only financial instruments we carried were cash and cash equivalents. We believe the market risk arising from holding these financial instruments is immaterial.

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

Item 4.                          Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

(b) Changes in Internal Control Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                          Legal Proceedings.

On March 25, 2008, we entered into an agreement with David A. Finkelstein, Timothy J. Richerson, Alan James Group, LLC, AJG-NB, LLC, AJG-BI, LLC and AJG-GNC, LLC, who we refer to collectively as the Claimants, pursuant to which the Claimants agreed to release us from any further obligations under the Asset Purchase Agreement we entered into with the Claimants on August 17, 2006 or related to the employment of Messrs. Richerson and Finkelstein by us, and we agreed to release the Claimants from certain obligations under the Asset Purchase Agreement or related to our employment of Messrs. Richerson and Finkelstein. Pursuant to the agreement, we agreed to pay the Claimants an aggregate of $1.2 million. As of June 30, 2007 we had accrued an aggregate expense of $600,000 in connection with the departures of Messrs. Richerson and Finkelstein. We also agreed to limit the duration of non-competition restrictions applicable to Richerson to July 31, 2009 and Finkelstein to July 2, 2009. The Claimants agreed that no further amounts are or will become due under the Purchase Agreement (including its earn-out provisions), their Employment Agreements or other related documents. Under applicable law the Claimants are entitled to a seven-day right to rescind this agreement. This period expired on April 2, 2008.

Item 1A.                 Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.                          Defaults Upon Senior Securities.

Not applicable.

Item 4.                          Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.                          Other Information.

Not applicable.

Item 6.                          Exhibits.

Exhibit Number	Exhibit
10.1*@	Employment Agreement dated January 22, 2008 between the Company and Lewis H. Bender
10.2*++	Research Agreement between the Company and Access Business Group International LLC dated February 25, 2008
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

@	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLEUKIN GENETICS, INC.

Date: May 14, 2008	By:	/s/ Lewis H. Bender
Lewis H. Bender
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2008	By:	/s/ ELIOT M. LURIER
Eliot M. Lurier
Chief Financial Officer
(Principal Financial Officer)