Form 10-Q
period 2008-06-30
INTERLEUKIN GENETICS INC
filed 2008-08-13
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2008
Common Stock, par value $0.001 per share	31,789,343

PART I—FINANCIAL INFORMATION

Item 1.                          Financial Statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,065,645	$7,646,468
Accounts receivable from related party	27,945	48,147
Trade accounts receivable, net of allowance for doubtful accounts of $6,696 at June 30, 2008 and December 31, 2007	1,187,092	942,115
Inventory	978,448	999,392
Deferred tax asset	50,000	41,000
Prepaid expenses and other current assets	347,440	335,386
Total current assets	9,656,570	10,012,508
Fixed assets, net	457,956	578,706
Intangible assets, net	5,194,407	5,741,402
Other assets	53,333	53,333
Total Assets	$15,362,266	$16,385,949
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$853,426	$836,071
Accrued expenses	1,980,728	1,948,364
Deferred revenue	950,661	1,458,208
State taxes payable	12,795	32,500
Commitments for funded research and development projects	22,056	92,056
Due to seller from August 2006 acquisition	—	1,200,000
Convertible debt	—	595,336
Total current liabilities	3,819,666	6,162,535
Long Term Debt	4,000,000	—
Deferred tax liability	37,000	31,000
Total liabilities	7,856,666	6,193,535
Stockholders’ equity:
Convertible preferred stock—$0.001 par value—6,000,000 shares authorized; 5,000,000 shares of Series A issued and outstanding at June 30, 2008 and December 31, 2007; aggregate liquidation preference of $18,000,000 at June 30, 2008	5,000	5,000
Common stock—$0.001 par value—100,000,000 shares authorized; 31,789,343 and 30,832,102 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	31,789	30,832
Additional paid-in capital	85,371,579	84,517,903
Accumulated deficit	(77,902,768)	(74,361,321)
Total stockholders’ equity	7,505,600	10,192,414
Total liabilities and stockholders’ equity	$15,362,266	$16,385,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Revenue from related party	$493,022	$742,447	$1,133,639	$1,433,324
Revenue from others	1,983,212	1,666,022	3,997,119	3,394,422
Total revenue	2,476,234	2,408,469	5,130,758	4,827,746
Cost of Revenue	1,306,475	1,149,080	2,642,448	2,395,440
Gross Profit	1,169,759	1,259,389	2,488,310	2,432,306
Operating expenses:
Research and development	708,855	785,938	1,522,226	1,460,398
Selling, general and administrative	1,805,504	1,961,991	3,888,737	3,657,501
Amortization of intangibles	331,529	411,940	661,714	822,865
Total operating expenses	2,845,888	3,159,869	6,072,677	5,940,764
Loss from operations	(1,676,129)	(1,900,480)	(3,584,367)	(3,508,458)
Other income (expense):
Interest income	28,356	111,961	91,908	232,646
Interest expense	(18,622)	(60,701)	(30,488)	(121,849)
Amortization of note discount	—	(115,469)	—	(230,937)
Total other income (expense)	9,734	(64,209)	61,420	(120,140)
Net loss before income taxes	(1,666,395)	(1,964,689)	(3,522,947)	(3,628,598)
Provision for income taxes	50	(4,000)	(18,500)	(8,000)
Net loss	$(1,666,345)	$(1,968,689)	$(3,541,447)	$(3,636,598)
Basic and diluted net loss per common share	$(0.05)	$(0.07)	$(0.11)	$(0.13)
Weighted average common shares outstanding	30,976,909	27,692,014	30,904,916	27,634,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2008

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional
	Shares	$0.001 par value	Shares	$0.001 par value	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2007 (Audited)	5,000,000	$5,000	30,832,102	$30,832	$84,517,903	$(74,361,321)	$10,192,414
Net loss	—	—	—	—	—	(3,541,447)	(3,541,447)
Investment by Alticor:
Research Funding	—	—	—	—	168,254	—	168,254
Common stock issued:
Employee stock purchase plan	—	—	1,709	2	1,588	—	1,590
Restricted stock awards	—	—	12,500	12	(12)	—	—
Conversion of Long-term Debt to Equity	—	—	943,032	943	601,843	—	602,786
Stock-based compensation expense	—	—	—	—	82,003	—	82,003
Balance as of June 30, 2008	5,000,000	$5,000	31,789,343	$31,789	$85,371,579	$(77,902,768)	$7,505,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,541,447)	$(3,636,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	805,451	989,601
Amortization of note discount	—	230,937
Stock-based and other compensation expense	82,003	119,080
Changes in operating assets and liabilities, excluding the effects of the acquisition:
Accounts receivable, net	(224,775)	(224,068)
Inventory	20,944	359,964
Prepaid expenses and other current assets	(12,054)	118,212
Accounts payable	17,354	208,197
Accrued expenses	(567,636)	95,105
State taxes payable	(19,705)	—
Deferred revenue	(339,293)	11,729
Commitments for funded R&D	(70,000)	(48,500)
Deferred tax provision	(3,000)	8,000
Net cash used in operating activities	(3,852,158)	(1,768,341)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(22,986)	(2,020)
Increase in other assets	(114,719)	(85,917)
Settlement of claims relating to the acquisition of the assets and business of the Alan James Group, LLC	(600,000)	—
Net cash used in investing activities	(737,705)	(87,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	4,000,000	—
Proceeds from exercises of rights offering, stock warrants, options and employee stock purchase plan	9,040	413,102

Net cash provided by financing activities	4,009,040	413,102

Net decrease in cash and cash equivalents	(580,823)	(1,443,176)

Cash and cash equivalents, beginning of period	7,646,468	10,082,919

Cash and cash equivalents, end of period	$7,065,645	$8,639,743

Supplemental disclosures of cash flow information:

Cash paid for taxes	$100,803	—

Cash paid for interest	$30,488	$121,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The condensed consolidated financial statements include the accounts of Interleukin Genetics, Inc. (the Company), and its wholly-owned subsidiary, as of June 30, 2008 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note 2—Settlement of acquisition contingency and issues

On March 25, 2008, pursuant to the terms of a settlement agreement between the Company and former owners of the Alan James Group regarding the acquisition of its assets and business, the Company agreed to pay a total of $1,200,000. This agreement resolved all remaining issues associated with the Company’s August 2006 acquisition of that business including contingent consideration and compensation arrangements with the sellers/former management. The $1,200,000 due to sellers is recorded as a current liability at December 31, 2007. The Company applied $600,000 of the settlement cost against the previously accrued separation expense that was recorded on June 30, 2007 and the remaining $600,000 was applied against the $2,130,374 aggregate total of contingent liabilities and amounts due under escrow recorded as part of the original acquisition. The remaining contingent liabilities and amounts due under escrow balance of $1,530,374 was eliminated as no longer due and applied as a reduction in the balances on a pro rata basis of the intangible assets recorded as part of the original acquisition, including the effect of term reduction on the non-compete agreements.

Note 3—Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Interleukin Genetics, Inc., and its wholly owned subsidiary, Interleukin Genetics Laboratory Services, Inc. and AJG Brands, Inc. doing business as the Alan James Group. All intercompany accounts and transactions have been eliminated. Results of AJG Brands, Inc. are included in operations since August 17, 2006, the date of acquisition.

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

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectibility is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of June 30, 2008 and December 31, 2007, deferred receipts includes $12,250 for tests that have been prepaid but results have not yet been reported.

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

Allowance for Sales Returns:

The Company’s revenue is affected by retailers’ right to return damaged and outdated products. For product sales for which the Company believes it can reasonably and reliably estimate future returns, it recognizes revenue at the time of sale. For product sales for which the Company cannot reasonably and reliably estimate future returns, such as new products, the Company defers revenue recognition until the return privilege has substantially expired or the amount of future returns can be reasonably and reliably estimated. As of June 30, 2008 and December 31, 2007, the Company has deferred $93,080 of revenue for product sales for which it cannot reasonably and reliably estimate future returns.

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

Accounts Receivable

Trade accounts receivable are stated at their estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its customers a 2% cash discount if payment is made within 30 days of the invoice date, however, most customers take the discount regardless of when payment occurs. As of June 30, 2008 and December 31, 2007, the Company has reduced trade accounts receivable by $18,017 and $17,851, respectively, for discounts anticipated to have been taken. The Company provides for an allowance for estimated bad debts based on management’s estimate of the amount of possible credit losses in the Company’s existing accounts receivable. As of June 30, 2008 and December 31, 2007 the Company has provided an allowance for uncollectible accounts of $6,696.

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

Inventory on hand primarily consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Raw materials	$131,449	$93,022
Finished goods	846,999	906,370
Total	$978,448	$999,392

Stock-Based Compensation

The Company accounts for its stock-based compensation expense in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R) using the modified prospective basis. SFAS No. 123R addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R requires the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. SFAS No. 123R applies to new equity awards and to equity awards modified, repurchased or canceled after the effective date, January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under SFAS No. 123R. Additionally, the Company records an expense for the amount that the fair market value exceeds the purchase cost for common stock purchased pursuant to its employee stock purchase plan.

Income Taxes

The preparation of its consolidated financial statements requires the Company to estimate its income taxes in each of the jurisdictions in which it operates, including those outside the United States, which may be subject to income tax risks that ordinarily would not be expected in the United States. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a valuation allowance against its deferred tax assets of $22.2 million as of June 30, 2008, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

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

	As of June 30,
	2008	2007
Options outstanding	2,054,073	1,576,973
Warrants outstanding	400,000	400,000
Convertible preferred stock	28,160,200	28,160,200
Convertible debt	704,436	4,060,288
Total	31,318,709	34,197,461

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During the six months ended June 30, 2008 and 2007, there were no items other than net loss included in the comprehensive loss.

Fair Value of Financial Instruments

The Company, using available market information, has determined the estimated fair values of financial instruments. The stated values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s capital lease obligations also approximate fair value. The carrying amounts of borrowing agreements approximate their fair value as the rates applicable to the financial instruments reflect changes in overall market interest rates.

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

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 requires that the Company evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Any write-downs, based on fair value, are to be treated as permanent reductions in the carrying amount of the assets. The Company believes that no impairment exists related to the Company’s long-lived assets at June 30, 2008.

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

In December 2007, the FASB completed the second phase of its business combination project and issued the following two accounting standards:

i.                                          Statement  No. 141(R), “Business Combinations;” and

ii.                                       Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” — an amendment of ARB No. 51.

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

Note 4—Strategic Alliance with Alticor Inc.

On February 25, 2008, the Company entered into research agreement (RA8), effective January 1, 2008, to expand the research being performed under its current agreements with Alticor through 2008. The Company will receive

$1,200,000 during 2008 under the research agreement, on a time and materials basis. Additionally, in 2008 the Company will recognize as revenue approximately $800,000 of previously deferred revenue. In addition to the $800,000 of deferred revenue that will be recognized under RA8, $168,254 of funds previously paid to the Company by Alticor under research agreement 3 (RA3) and research agreement 4 (RA4), for which no work has been performed, will not need to be repaid to Alticor by the Company. Since the Company performed no prior services relating to the $168,254 received from Alticor, and the Company is not required to perform any future services relating to these funds, the Company has determined that the funds should be classified as additional paid-in capital and are recorded as such on the Company’s balance sheet as of June 30, 2008.

Note 5—Debt

On March 5, 2003 as part of its strategic alliance with Alticor Inc., the Company was granted credit facilities as follows:

•                  $2,000,000 refinancing of notes previously held by Alticor, extending the maturity date to December 31, 2007 and reducing the interest rate;

•                  $595,336 refinancing on July 1, 2003 of bridge financing notes previously held by third parties, extending the maturity date to June 30, 2008 and reducing the interest rate; and

•                  $1,500,000 working capital credit line to initiate selected research agreements with third party entities approved by the board of directors of the Company.

The credit facilities bore interest at 1% over the prime rate (5.0% at June 30, 2008), were collateralized by a security interest in the Company’s intellectual property (except intellectual property related to periodontal disease and sepsis), and were convertible at the election of Alticor into shares of common stock at a stated conversion price equal to $0.6392 per share. At June 30, 2008 there was no outstanding borrowing under these three credit facilities and the credit facilities had all expired.

On December 17, 2007, pursuant to the terms of the notes, Pyxis Innovations Inc., an affiliate of Alticor, converted the indebtedness due on December 31, 2007, representing an aggregate principal amount of $2,000,000 and accrued interest of $39,679, into 3,190,987 shares of the Company’s common stock.

On June 11, 2008, pursuant to the terms of the notes, Pyxis Innovations Inc., an affiliate of Alticor, converted the indebtedness due on June 30, 2008, representing an aggregate principal amount of $595,336 and accrued interest of $7,450, into 943,032 shares of the Company’s common stock.

On August 17, 2006, a new credit facility with Alticor was extended to provide the Company with access to an additional $14,400,000 of working capital borrowings at any time prior to August 17, 2008. Any amounts borrowed will bear interest at prime, require quarterly interest payments and will mature on August 16, 2011. The principal amount of any borrowing under this credit facility is convertible at Alticor’s election into a maximum of 2,533,234 shares of common stock, reflecting a conversion price of $5.6783 per share. As a condition of this financing, the Company initiated a rights offering of 2,533,234 shares of its common stock to existing stockholders (other than Alticor) at a per share price of $5.6783. The proceeds received from the rights offering reduced the availability under the credit facility. As a result of the rights offering, the availability under the credit facility has been reduced by $68,208, leaving approximately $14,300,000 available.  On June 10, 2008, the Company borrowed $4,000,000 under the credit facility which is the amount outstanding at June 30, 2008 leaving $10,300,000 of available credit.  On August 12, 2008, this credit facility was extended to permit borrowing at any time prior to March 31, 2009.

Note 6—Commitments and Contingencies

Operating Leases

The Company leases its offices and laboratory space under non-cancelable operating leases that expire at various dates through June 2009. The Company also leases certain office equipment under lease obligations, all of which are classified as operating leases. Future minimum lease commitments under lease agreements with initial or remaining terms of one year or more at June 30, 2008, are as follows:

Year Ending December 31,
2008	$286,998
2009	181,997
2010	9,090
2011	5,945
2012	—
$484,030

Rent expense was $160,063 and $159,114 for the quarter ended June 30, 2008 and 2007, respectively.

Acquisition of Databases

In connection with the research agreement with Alticor dated March 5, 2003, the Company is obligated to purchase two clinical databases. As of June 30, 2004, the Company determined that this obligation met the criteria for accrual of SFAS No. 5, Accounting for Contingencies, and estimated the cost of these two databases at $450,000. Accordingly, the Company recorded a liability and charged research and development expenses of $450,000 at that time. As of June 30, 2008 and 2007, the Company had cumulative expenditures of $427,944 and $332,944, respectively, associated with the acquisition of these databases. The Company believes that the acquisition of the databases will not exceed the amount that the Company has estimated, however actual amounts could differ.

Sponsored Research Agreements

In connection with the research agreement with Alticor dated March 5, 2005, the Company entered into a sponsored research agreement with Yonsei University to conduct a clinical study. The sponsored research agreement was originally for an amount of $499,882. This amount has been renegotiated to $412,288 and is payable upon achievement of certain milestones. As of June 30, 2008, Yonsei University had achieved milestones valued at $316,000. The remaining commitment on this agreement is $96,288. If, and when, Yonsei University completes the other milestones associated with this sponsored research agreement, the Company will record these costs as research and development expenses.

In connection with the research agreements with Alticor dated March 5, 2005 and March 29, 2007, the Company entered into a sponsored research agreement with SOGO Clinical Pharmacology Co., LTD (SOGO) to conduct a clinical study. The sponsored research agreement is for an amount of ¥26,346,600, or approximately $224,000 (based on the exchange rate on June 30, 2007 of 117.56 ¥ to 1 US$) and is payable upon achievement of certain milestones. As of December 31, 2007, SOGO had achieved milestones valued at ¥26,346,600 or $232,131 based on actual payment in U.S. dollars.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, results of operations or cash flows.

Note 7—Capital Stock

Authorized Preferred and Common Stock

At June 30, 2008, the Company had authorized 6,000,000 shares of $0.001 par value Series A Preferred Stock, of which 5,000,000 were issued and outstanding. At June 30, 2008, the Company had authorized 100,000,000 shares of $0.001 par value common stock of which 67,289,766 shares were outstanding or reserved for issuance. Of those, 31,789,343 shares were outstanding; 28,160,200 shares were reserved for the conversion of Series A Preferred to common stock; 3,986,779 shares were reserved for the exercise of authorized and outstanding stock options; 400,000 shares were reserved for the exercise of outstanding warrants to purchase common stock; 432,222 shares were reserved for the exercise of rights held under the Employee Stock Purchase Plan; 2,521,222 shares were reserved for the issuance upon the conversion of convertible notes which may be issued under our remaining credit facility with Alticor.

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its common stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them. The liquidation preference at June 30, 2008 was $18,000,000. After receiving their preference amount, the holders of the Series A Preferred Stock are entitled to participate on an as-converted basis with the holders of common stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of June 30, 2008, the Series A Preferred Stock was convertible into 28,160,200 shares of common stock reflecting a current conversion price of $0.3196 per share.

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

Note 8—Stock-Based Compensation Arrangements

Stock-based compensation arrangements consisted of the following as of June 30, 2008: three share-based compensation plans, restricted stock awards; an employee stock purchase plan; and employee compensation agreements. Total compensation cost that has been charged against income for stock-based compensation arrangements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock option grants beginning of period	$16,531	$50,452	$28,829	$110,504
Stock based arrangements during the period:
Stock option grants	23,286	—	41,245	—
Employee stock purchase plan	—	172	273	2,304
Restricted stock issued:
Employment agreements	3,750	5,688	11,656	5,542
	$43,567	$56,312	$82,003	$118,350

Stock option grants

A summary of the status of the Company’s stock options, issued under the 1996, 2000 and 2004 Plans and outside of these plans, at June 30, 2008 and 2007, and changes during these periods is presented below:

The following table details all stock option activity for the six months ended June 30, 2008 and 2007:

	2008		2007
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding, beginning of year	1,366,406	$3.11	1,893,015	$2.99
Granted	701,000	1.16	—	—
Exercised	—	—	(194,917)	1.78
Canceled	(8,333)	3.41	(46,000)	3.36
Expired	(5,000)	2.13	(75,125)	2.58
Outstanding, end of period	2,054,073	$2.45	1,576,973	$3.15
Exercisable, end of period	1,425,073	$2.99	1,419,975	$3.14

For purposes of determining the stock-based compensation expense for grant awards, the Black-Scholes option-pricing model was used with the following weighted-average assumptions:

2008
Risk-free interest rate	3.09%
Expected life.	6.50 years
Expected volatility	84.1%

Restricted Stock Awards

Holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The employees are not required to pay any consideration to the Company for these restricted stock awards. The recognition of compensation expense for these types of awards did not change as a result of adopting SFAS No. 123R on January 1, 2006. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period.  During the six months ended June 30, 2008 and 2007, the Company did not grant any restricted stock awards.

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are now deemed to be compensatory under SFAS No. 123R because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the six months ended June 30, 2008 employees purchased 1,709 shares of common stock at a weighted average purchase price of $0.93, while the weighted average fair value was $1.09 per share, resulting in compensation expense of $273. During the six months ended June 30, 2007 employees purchased 3,870 shares of common stock at a weighted average purchase price of $3.36, while the weighted average fair value was $3.95 per share, resulting in compensation expense of $2,304.

Employment Agreements

During the six months ended June 30, 2008, the Company entered into employment agreements with its Chief Executive Officer and Chief Financial Officer.

The Chief Executive Officer’s agreement provides for the issuance of up to 500,000 shares of the Company’s common stock pursuant to the exercise of incentive stock options, which vest at various dates through 2013 assuming continued employment with the Company. After the options are vested, the options are exercisable by the employee at $1.06 per share.

The Chief Financial Officer’s agreement provides for the issuance of up to 40,000 shares of the Company’s common stock pursuant to the exercise of incentive stock options, which vest at various dates through 2013 assuming continued employment with the Company. After the options are vested, the options are exercisable by the employee at $1.49 per share.

As of June 30, 2008, no shares of the Company’s common stock have been issued pursuant to these agreements. The recognition of compensation expense for this type of award did not change as a result of adopting SFAS No. 123R on January 1, 2006. The Company measures the fair value of the shares, prior to issuance, based on the last reported price at which the Company’s common stock traded for the reporting period and compensation cost is recognized ratably over the employment period required to earn the stock award. At time of issuance, the Company will measure the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the issuance and will record a cumulative adjustment, if any.

A summary of stock compensation cost included in the statement of operations for the six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$6,306	$6,368	$12,692	$12,920
Research and development expenses	8,956	37,770	18,776	90,149
Selling, general and administrative expenses	28,305	12,174	50,535	15,281
Total	$43,567	$56,312	$82,003	$118,350

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

Through its Personalized Health business segment, the Company develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive measures. Through its Consumer Products business segment, the Company develops, markets and sells nutritional products and engages in related activities. The Company’s principal operations and markets are located in the United States. The Company has no operations outside of the United States. For the quarter ended June 30, 2008 and 2007, the Company had minimal royalty income derived from distributors outside the United States, minimal expenses derived from research partners outside the United States and minimal assets outside the United States. The Company does not believe that foreign currency exchange rate risk is material and does not use derivative financial instruments to manage foreign currency fluctuation risk.

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

The following is a summary of the Company’s operations by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Personalized Health (including common costs not directly attributable to a segment):
Revenue	$521,619	$755,382	$1,163,491	$1,446,879
Net income/(loss) before interest, taxes, depreciation and amortization of $79,881 and $161,415 for the three months ended June 30, 2008 and 2007, respectively, and $121,596 and $310,549 for the six months ended June 30, 2008 and 2007, respectively	$(1,536,982)	$(1,328,721)	$(3,335,881)	$(2,594,239)

Consumer Products:
Revenue..	$1,954,615	1,653,087	$3,967,267	3,380,867

Net income/(loss) before interest, taxes, depreciation and amortization of $313,548 and $401,431 for the three months ended June 30, 2008 and 2007, respectively, and $640,935 and $807,191 for the six months ended June 30, 2008 and 2007, respectively	$264,066	(77,122)	$556,965	75,382
Consolidated:
Total revenue	$2,476,234	$2,408,469	$5,130,758	$4,827,746
EBITDA	$(1,272,916)	$(1,405,843)	$(2,778,916)	$(2,518,857)
Interest, net	9,734	51,260	61,420	110,797
Taxes	50	(4,000)	(18,500)	(8,000)
Depreciation	(71,684)	(82,697)	(143,737)	(166,736)
Amortization	(331,529)	(527,409)	(661,714)	(1,053,802)
Net loss	$(1,666,345)	$(1,968,689)	$(3,541,447)	$(3,636,598)

Note 10—Industry Risk and Concentration

The Company develops genetic risk assessment tests under contract, performs research for its own benefit and provides research services to a collaborative partner. As of June 30, 2008, the Company has introduced three genetic risk assessment tests commercially, two of which are sold exclusively through its strategic partner — Alticor, and is in various stages of development for several other genetic risk assessment tests. Commercial success of the Company’s genetic risk assessment tests will depend on their acceptance as scientifically credible and cost-effective by consumers and the marketing success of its collaborative partner.

For the six months ended June 30, 2008, approximately 48% of the consumer products revenue was from a single customer. As of June 30, 2008 and December 31, 2007, approximately 36.1% and 35.5% of the trade accounts receivable was from that same customer.

The majority of the Company’s consumer products were primarily sourced from four suppliers. The Company typically pays a contracted rate per completed unit for each product with the suppliers responsible for procuring raw materials and packaging finished products. If the Company is unable to maintain the relationship with these suppliers, it will need to find an alternative.

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

General Overview and Trends

We are a genetics-focused personalized health company that develops genetic tests for sale into the emerging personalized health market and preventive consumer products.  Our vision is to build a leading personalized health and wellness company using the science of applied genetics to empower consumers to personalize their health. We currently have two primary business segments that include:

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

In 2006, we began marketing and other business arrangements with Alticor to increase sales of products in our Personalized Health Segment. Alticor is a significant customer of ours and for the quarter ended June 30, 2008, sales to Alticor represented virtually all of our revenues in our Personalized Health Segment and over 20% of our consolidated revenues.

Our Consumer Products Segment sells branded nutritional products, including Ginsana®, Ginkoba®, and Venastat® through the nation’s largest food, drug and mass retailers. Our Consumer Products Segment added substantial revenues to our business and in the quarter ended June 30, 2008, it represented over 79% of our consolidated revenues. Customer concentration in our Consumer Products Segment is high and our largest customer accounted for approximately 48% of revenues in that segment in the six months ended June 30, 2008.

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

We have traditionally spent approximately $3 to $4 million annually on research and development. We currently anticipate that range of spending to continue in 2008. Our current development programs focus on heart disease, osteoporosis, osteoarthritis, gastric cancer, skin appearance, sports nutrition and weight management genetic risk assessment tests as well as new proprietary supplements for distribution through our Consumer Products Segment. We expect that these programs will also lead to the personalized selection of nutritional and therapeutic products, and provide consumers and healthcare professionals with better preventive product alternatives.  We may choose to emphasize specific programs more than others depending on technical progress and business opportunities.

In March 2003, we entered into a research agreement with Alticor to develop genetic tests to assess personalized risk and develop and use screening technologies to validate the effectiveness of the nutrigenomic consumables Alticor is developing. In March 2005 and in March 2007, we entered into new agreements with Alticor to continue the research being performed. In June 2004, we entered into another research agreement with Alticor to conduct research into the development of a test to identify individuals with specific genetic variations that affect how people gain and maintain weight. This project was completed during 2006. In June 2006, we entered into another research agreement with Alticor to perform association studies on genetic variations that influence skin aging responses. As of December 31, 2007, the research agreements described above have been completed. See the financial statement footnotes for a discussion of our strategic alliance with Alticor.

On February 25, 2008, we entered into a new research agreement with Access Business Group International LLC (ABG), a subsidiary of Alticor Inc. The research agreement encompasses four primary areas: osteoporosis, cardiovascular disease, nutrigenomics, and dermagenomics. We will be conducting various clinical studies, which shall be fully funded by Alticor.

Some of these studies aim to correlate genetic variations with the risk of osteoporosis or cardiovascular disease in Asian populations. Other studies conducted in North American populations will seek to identify genetic factors that influence nutritional effects on athletic performance (nutrigenomics) and genetic factors that influence skin health, such as wrinkles, elasticity, aging (dermagenomics), for the purpose of developing products to enhance healthy aging. Under the terms of the agreement, ABG will pay us $1.2 million during 2008 for the research. In addition, we will recognize approximately $800,000 of deferred receipts which were unused from prior research agreements with Alticor.

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

In the second quarter of 2008, the aggregate sales of our brand name nutritional products, including Ginkoba®, Ginsana®, and Venastat® demonstrated a slight increase from the prior year which we believe is due to the implementation of a new advertising campaign in 2008.  We face competition with private label offerings as well as other branded product introductions. Further, our opportunities for new distribution on the existing product lines are limited. We believe that our future growth will be more dependent on our ability to adapt to changing consumer trends with the introduction of new products or improvements to existing products.

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

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $7.1 million and borrowings available under our credit facility of $10.3 million, which expires on August 17, 2008.  On August 12, 2008, this credit facility was extended to permit borrowing at any time prior to March 31, 2009.

Six months ended June 30, 2008

Cash used in operations was $3.9 million for the six months ended June 30, 2008 as compared to $1.8 million for the six months ended June 30, 2007. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables, inventory levels and the timing of payments to suppliers. A significant use of cash in the six months ended June 30, 2008 was a payment of $1,200,000, $600,000 of which had been accrued in an earlier period, relating to the settlement of purchase obligations with the Alan James Group. We also recognized as revenue $339,000 of previously deferred cash receipts.

Cash used in investing activities was $738,000 for the six months ended June 30, 2008 compared to $88,000 for the six months ended June 30, 2007. The most significant use of cash in investing activities in June 2008 was the settlement of claims related to the acquisition of the assets and business of the Alan James Group as described above. As a result of the settlement, we paid additional consideration of $600,000. Capital additions and increases in other assets were $23,000 for the six months ended June 30, 2008 compared to $2,000 for the six months ended June 30, 2007. Other assets consist primarily of capitalized patent costs which were $115,000 for the six months ended June 30, 2008 as compared to $86,000 for the six months ended June 30, 2007.

Cash provided by financing activities was $4.0 million for the six months ended June 30, 2008 compared to $413,000 for the six months ended June 30, 2007.  On June 10, 2008 we received proceeds from the issuance of a note payable in the amount of $4.0 million under an existing credit facility where no such proceeds were received during the six months ended June 30, 2007. During the six months ended June 30, 2008, we received $9,000 from the exercise of stock options and stock purchases through the employee stock purchase plan compared to $413,000 for the six months ended June 30, 2007 which included receipts from the exercise of stock options, stock purchases through the employee stock purchase plan and proceeds from our rights offering completed in January 2007. We currently do not have any commitments for any material capital expenditures.

A summary of our contractual obligations as of June 30, 2008 is included in the table below:

	Payments Due By Period (000’s)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$4,000	$—	$4,000	$—	$—
Operating Lease Obligations	484	464	17	3	—
TOTAL	$4,484	$464	$4,017	$3	$—

Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available and our available lines of credit will be adequate to finance our ongoing operations for at least the next twelve months.

In the future we plan to invest in new product development for our genetic test business and for products within the Alan James Group.  We may need additional capital to pursue these plans.

Results of Operations (000’s)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Personalized health:
Genetic Testing	$91	$220	$193	$491
Contract research and development	402	531	939	949
Other	28	4	32	7
Segment total	$521	$755	$1,164	$1,447
Consumer products	1,955	1,653	3,967	3,381
Total Revenue	$2,476	$2,408	$5,131	$4,828
Cost of revenue	$1,306	$1,149	$2,643	$2,395
Gross margin	$1,170	$1,259	$2,488	$2,433
Gross margin percent	47.2%	52.3%	48.5%	50.4%

Three Months Ended June 30, 2008 and June 30, 2007

                Total revenue for the three months ended June 30, 2008 was $2.5 million compared to $2.4 million for the three months ended June 30, 2007. The increase of $100,000 or 2.8% is attributable to an increase in consumer product revenue of $300,000 offset by a decrease in genetic testing and contract research and development revenue of $200,000.

We have two significant customers. In our Personalized Health Segment, our significant customer, Alticor, which is the Company’s majority shareholder, represented approximately 95% of the revenues of that segment, and in our Consumer Products Segment, our other significant customer represented approximately 48% of the revenues of that segment. Together, these two customers accounted for approximately 58% of total revenues during the quarter ended June 30, 2008.

Cost of revenue for the three months ended June 30, 2008 was $1.3 million or 52.8% compared to $1.1 million or 47.7% for the three months ended June 30, 2007. Cost of revenue for the three months ended June 30, 2008 from the Personalized Health Segment was $208,000 or 40.0% of its revenue compared to $258,000 or 34.2% for the three months ended June 30, 2007. The decrease of $50,000 or 19.3% is primarily attributable to the reduced costs associated with a reduction in contract research and development revenue offset by an increase in genetic testing revenue for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Cost of revenue for the three months ended June 30, 2008 from the Consumer Products Segment was $1.1 million or 56.2% of its revenue compared to $891,000 or 53.9% for the three months ended June 30, 2007. The increase of $207,000 or 23.3% is primarily attributable to increased product sales for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

                Gross margin for the three months ended June 30, 2008 was $1.2 million, or 47.2% compared to $1.3 million or 52.3% for the three months ended June 30, 2007. Gross margin for the three months ended June 30, 2008 from the Personalized Health Segment was $313,000, or 60.0% of its revenue compared to $497,000 or 65.8% in the three months ended June 30, 2007. The decrease of $184,000 or 37.0% is attributable to a reduction in genetic testing  and contract research and development revenue for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Gross margin for the three months ended June 30, 2008 from the Consumer Products Segment was $857,000, or 43.8% of its revenue compared to $762,000 and 46.1% for the three months ended June 30, 2007. The increase of $94,000 or 12.4% is primarily attributable to increased product sales for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Research and development expenses were $709,000 for the three months ended June 30, 2008 compared to $786,000 for the three months ended June 30, 2007. The decrease of $77,000 or 9.8% is primarily attributable to a reduction in expenses relating to our sponsored research agreement with Yonsei University offset by an increase in consulting and patent related expenses.

Selling, general and administrative expenses were $1.8 million for the three months ended June 30, 2008 compared to $2.0 million for the three months ended June 30, 2007. The decrease of $156,000 or 8.0% is primarily attributable to a reduction in settlement expenses relating to the acquisition of the Alan James Group of which $600,000 was incurred in the three months ended June 30, 2007 and no such expenses were incurred in the three months ended June 30, 2008. The decrease in acquisition expenses was partially offset by increased expenses associated with a new advertising campaign in the Consumer Products Segment, consulting expenses incurred with our investor relations and public relations firms and compensation expenses due to increased headcount.

Amortization of intangible assets was $332,000 for the three months ended June 30, 2008 compared to $412,000 for the three months ended June 30, 2007.  The decrease of $80,000 or 19.5% is primarily attributable to amortization expense associated with acquisition-related intangible assets being reduced due to an adjustment in the basis of the intangible assets resulting from the March 2008 settlement agreement.

Other income was $10,000 for the three months ended June 30, 2008 as compared to other expense of $64,000 for the three months ended June 30, 2007.  The decrease in expenses of $74,000 is primarily attributable to amortization of note discount being recognized in the three months ended June 30, 2007 where no such discount was recognized in the three months ended June 30, 2008, offset by net interest income recognized in both periods.

Six Months Ended June 30, 2008 and June 30, 2007

                Total revenue for the six months ended June 30, 2008 was $5.1 million compared to $4.8 million for the six months ended June 30, 2007. The increase of $300,000 or 6.3% is attributable to an increase in consumer product revenue of $600,000 offset by a decrease in genetic testing and contract research and development revenue of $300,000.

We have two significant customers. In our Personalized Health Segment, our significant customer, Alticor, which is the Company’s majority shareholder, represented approximately 97% of the revenues of that segment, and in our Consumer Products Segment, our other significant customer represented approximately 48% of the revenues of that segment. Together, these two customers accounted for approximately 59% of total revenues during the six months ended June 30, 2008.

Cost of revenue for the six months ended June 30, 2008 was $2.6 million or 51.5% compared to $2.4 million or 49.6% for the six months ended June 30, 2007. Cost of revenue for the six months ended June 30, 2008 from the Personalized Health Segment was $443,000 or 38.1% of its revenue compared to $509,000 or 35.2% for the six months ended June 30, 2007. The decrease of $66,000 or 12.9% is primarily attributable to the reduced costs associated with a reduction in contract research and development revenue offset by an increase in genetic testing revenue for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Cost of revenue for the six months ended June 30, 2008 from the Consumer Products Segment was $2.2 million or 55.4% of its revenue compared to $1.9 million or 55.8% for the six months ended June 30, 2007. The increase of $300,000 or 16.6% is primarily attributable to increased product sales for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

                Gross margin for the six months ended June 30, 2008 was $2.5 million, or 48.5% compared to $2.4 million or 50.4% for the six months ended June 30, 2007. Gross margin for the six months ended June 30, 2008 from the Personalized Health Segment was $720,000, or 61.9% of its revenue compared to $938,000 or 64.8% in the six months ended June 30, 2007. The decrease of $218,000 or 23.2% is primarily attributable to a reduction in contract research and development revenue offset by an increase in genetic testing revenue for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Gross margin for the six months ended June 30, 2008 from the Consumer Products Segment was $1.8 million or 44.6% of its revenue compared to $1.5 million and 44.2% for the six months ended June 30, 2007. The increase of $300,000 or 18.3% is primarily attributable to increased product sales for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Research and development expenses remained unchanged at $1.5 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  Changes within research and development are primarily attributable to decreased expenses relating to our sponsored research agreement with Yonsei University offset by increased consulting and patent related expenses.

Selling, general and administrative expenses were $3.9 million for six months ended June 30, 2008 compared to $3.7 million for the six months ended June 30, 2007. The increase of $200,000 or 6.3% is primarily attributable to increased expenses associated with a new advertising campaign in the Consumer Products Segment, consulting expenses incurred with our investor relations and public relations firms and compensation expenses due to increased headcount. These expense increases were partially offset by a reduction in settlement expenses relating to the acquisition of the Alan James Group of which $600,000 was incurred in the six months ended June 30, 2007 and no such expenses were incurred in the six months ended June 30, 2008.

Amortization of intangible assets was $662,000 for the six months ended June 30, 2008 compared to $823,000 for the six months ended June 30, 2007. The decrease of $161,000 or 19.6% is primarily attributable to amortization expense associated with acquisition-related intangible assets being reduced due to an adjustment in the basis of the intangible assets resulting from the March 2008 settlement agreement.

Other income was $61,000 for the six months ended June 30, 2008 as compared to other expense of $120,000 for the six months ended June 30, 2007.  The decrease in expenses of $181,000 is primarily attributable to amortization of note discount being recognized in the six months ended June 30, 2007 where no such discount was recognized in the six months ended June 30, 2008, offset by net interest income recognized in both periods.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses; and (ii) disclose contingent assets and liabilities. A critical accounting estimate is an assumption that could have a material effect on our consolidated financial statements if another, also reasonable, amount were used or a change in the estimates is reasonably likely from period to period. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. Our critical accounting policies and estimates are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008. There have been no material changes to these critical accounting policies and estimates for the three months ended June 30, 2008.

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

In December 2007, the FASB completed the second phase of its business combination project and issued the following two accounting standards:

i               Statement  No. 141(R), “Business Combinations;” and

ii              Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” – an amendment of ARB No. 51.

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

Statements 141(R) and 160 should both be applied prospectively for fiscal years beginning on or after December 15, 2008. However, Statement 160 requires entities to apply the presentation and disclosure requirements retrospectively to comparative financial statements if presented. Both standards prohibit early adoption. We are currently assessing the impact these new standards will have on our consolidated financial statements.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2008, the only financial instruments we carried were cash and cash equivalents denominated in U.S. Dollars. We believe the market risk arising from holding these financial instruments is immaterial.

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

(b) Changes in Internal Control Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.           Legal Proceedings.

Not applicable.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

On June 11, 2008, pursuant to the terms of the notes, Pyxis Innovations Inc., an affiliate of Alticor, converted the indebtedness due on June 30, 2008, representing an aggregate principal amount of $595,336 and accrued interest of $7,450, into 943,032 shares of the Company’s common stock.

Item 3.           Defaults Upon Senior Securities.

Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Annual Meeting of Shareholders held on June 12, 2008, and received the votes stated below (each share of Series A Preferred Stock was entitled to approximately 5.63 votes on each of the matters presented at the meeting):

Proposal 1: Ratification of Appointment of Independent Public Accountants:

Shareholders approved the ratification of the appointment of Grant Thornton LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2008:

	For	Against	Abstain
Common Stock	28,650,985	24,650	124,764
Preferred Stock	28,160,200	—	—

Item 5.           Other Information.

On August 17, 2006, the Company entered into a stock purchase agreement and further amended its note purchase agreement with Pyxis, an affiliate of Alticor, dated October 23, 2002, as amended, to, among other things, provide for the establishment of a $14.3 million convertible credit facility with Pyxis.  Subject to certain customary conditions, the agreements contemplated that the Company could draw down against the convertible credit facility until August 17, 2008.  On June 10, 2008, the Company drew down $4,000,000 under the convertible credit facility, leaving $10.3 million of available credit, and issued a convertible promissory note to Pyxis in that amount.  On August 12, 2008, the Company and Pyxis amended the agreements to extend the expiration date of the credit facility to permit borrowing at any time prior to March 31, 2009.

Item 6.           Exhibits.

Exhibit Number	Exhibit
10.1*@	Employment Agreement dated April 30, 2008 between the Company and Eliot M. Lurier

10.2*	Promissory Note Agreement dated June 10, 2008 between the Company and Pyxis Innovations, Inc.

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*               Filed herewith.

@            Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLEUKIN GENETICS, INC.

Date: August 12, 2008	By:	/s/ Lewis H. Bender
Lewis H. Bender
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2008	By:	/s/ ELIOT M. LURIER
Eliot M. Lurier
Chief Financial Officer
(Principal Financial Officer)