Form 10-Q
period 2008-09-30
INTERLEUKIN GENETICS INC
filed 2008-11-13
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2008
Common Stock, par value $0.001 per share	31,793,254

n

PART I—FINANCIAL INFORMATION

Item 1.                          Financial Statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,914,848	$7,646,468
Accounts receivable from related party	31,259	48,147
Trade accounts receivable, net of allowance for doubtful accounts of $6,696 at September 30, 2008 and December 31, 2007	760,083	942,115
Inventory	831,189	999,392
Deferred tax asset	57,000	41,000
Prepaid expenses and other current assets	264,455	335,386
Total current assets	7,858,834	10,012,508
Fixed assets, net	466,634	578,706
Intangible assets, net	4,967,030	5,741,402
Other assets	53,333	53,333
Total Assets	$13,345,831	$16,385,949
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$638,500	$836,071
Accrued expenses	1,994,082	1,948,364
Deferred revenue	781,305	1,458,208
State taxes payable	—	32,500
Commitments for funded research and development projects	22,056	92,056
Due to seller from August 2006 acquisition	—	1,200,000
Convertible debt	—	595,336
Total current liabilities	3,435,943	6,162,535
Long Term Debt	4,000,000	—
Deferred tax liability	—	31,000
Total liabilities	7,435,943	6,193,535
Stockholders’ equity:
Convertible preferred stock—$0.001 par value—6,000,000 shares authorized; 5,000,000 shares of Series A issued and outstanding at September 30, 2008 and December 31, 2007; aggregate liquidation preference of $18,000,000 at September 30, 2008	5,000	5,000
Common stock—$0.001 par value—100,000,000 shares authorized; 31,793,254 and 30,832,102 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	31,793	30,832
Additional paid-in capital	85,417,712	84,517,903
Accumulated deficit	(79,544,617)	(74,361,321)
Total stockholders’ equity	5,909,888	10,192,414
Total liabilities and stockholders’ equity	$13,345,831	$16,385,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Revenue from related party	$533,310	$757,904	$1,666,949	$2,191,228
Revenue from others	1,638,285	1,803,381	5,635,403	5,197,802
Total revenue	2,171,595	2,561,285	7,302,352	7,389,030
Cost of Revenue	1,000,265	1,207,722	3,642,712	3,603,162
Gross Profit	1,171,330	1,353,563	3,659,640	3,785,868
Operating expenses:
Research and development	933,004	785,942	2,455,230	2,246,340
Selling, general and administrative	1,562,400	1,163,531	5,451,136	4,821,032
Amortization of intangibles	334,955	413,209	996,669	1,236,074
Total operating expenses	2,830,359	2,362,682	8,903,035	8,303,446
Loss from operations	(1,659,029)	(1,009,119)	(5,243,395)	(4,517,578)
Other income (expense):
Interest income	38,591	108,116	130,498	340,762
Interest expense	(50,411)	(61,187)	(80,899)	(183,036)
Amortization of note discount	—	(115,469)	—	(346,406)
Total other income (expense)	(11,820)	(68,540)	49,599	(188,680)
Net loss before income taxes	(1,670,849)	(1,077,659)	(5,193,796)	(4,706,258)
Provision for income taxes	29,000	(4,000)	10,500	(12,000)
Net loss	$(1,641,849)	$(1,081,659)	$(5,183,296)	$(4,718,258)
Basic and diluted net loss per common share	$(0.05)	$(0.04)	$(0.17)	$(0.17)
Weighted average common shares outstanding	31,792,999	27,637,303	31,204,196	27,576,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2008
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional
	Shares	$0.001 par value	Shares	$0.001 par value	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2007 (Audited)	5,000,000	$5,000	30,832,102	$30,832	$84,517,903	$(74,361,321)	$10,192,414
Net loss	—	—	—	—	—	(5,183,296)	(5,183,296)
Investment by Alticor:
Research Funding	—	—	—	—	168,254	—	168,254
Common stock issued:
Employee stock purchase plan	—	—	5,620	6	5,572	—	5,578
Restricted stock awards	—	—	12,500	12	(12)	—	—
Conversion of Long-term Debt to Equity	—	—	943,032	943	601,843	—	602,786
Stock-based compensation expense	—	—	—	—	124,152	—	124,152
Balance as of September 30, 2008	5,000,000	$5,000	31,793,254	$31,793	$85,417,712	$(79,544,617)	$5,909,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,183,296)	$(4,718,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,215,884	1,467,625
Amortization of note discount	—	346,406
Stock-based and other compensation expense	124,152	156,193
Changes in operating assets and liabilities, excluding the effects of the acquisition:
Accounts receivable, net	198,919	(166,440)
Inventory	168,203	533,233
Prepaid expenses and other current assets	(8,887)	114,411
Accounts payable	(197,571)	179,163
Accrued expenses	(554,283)	(166,563)
State taxes payable	(32,500)	—
Deferred revenue	(508,649)	(1,857)
Commitments for funded R&D	(70,000)	(73,500)
Deferred tax provision	32,819	12,000
Net cash used in operating activities	(4,815,209)	(2,317,587)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(107,143)	(25,137)
Increase in other assets	(222,297)	(114,617)
Settlement of claims relating to the acquisition of the assets and business of the Alan James Group, LLC	(600,000)	17,740
Net cash used in investing activities	(929,440)	(122,014)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	4,000,000	—
Proceeds from exercises of rights offering, stock warrants, options and employee stock purchase plan	13,029	414,958
Net cash provided by financing activities	4,013,029	414,958
Net decrease in cash and cash equivalents	(1,731,620)	(2,024,643)
Cash and cash equivalents, beginning of period	7,646,468	10,082,919
Cash and cash equivalents, end of period	$5,914,848	$8,058,276
Supplemental disclosures of cash flow information:

Cash paid for income taxes	—	—
Cash paid for interest	$30,488	$183,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The condensed consolidated financial statements include the accounts of Interleukin Genetics, Inc. (the Company), and its wholly-owned subsidiary, as of September 30, 2008 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note 2—Settlement of acquisition contingency and issues

On March 25, 2008, pursuant to the terms of a settlement agreement between the Company and former owners of the Alan James Group regarding the acquisition of its assets and business, the Company agreed to pay a total of $1,200,000. This agreement resolved all remaining issues associated with the Company’s August 2006 acquisition of that business including contingent consideration and compensation arrangements with the sellers/former management. The $1,200,000 due to sellers is recorded as a current liability at December 31, 2007. The Company applied $600,000 of the settlement cost against the previously accrued separation expense that was recorded on September 30, 2007 and the remaining $600,000 was applied against the $2,130,374 aggregate total of contingent liabilities and amounts due under escrow recorded as part of the original acquisition. The remaining contingent liabilities and amounts due under escrow balance of $1,530,374 was eliminated as no longer due and applied as a reduction in the balances on a pro rata basis of the intangible assets recorded as part of the original acquisition, including the effect of term reduction on the non-compete agreements.

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

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectibility is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of September 30, 2008 and December 31, 2007, the Company has deferred receipts of $0 and $12,250, respectively, for tests that have been prepaid but results have not yet been reported.

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

Allowance for Sales Returns:

The Company’s revenue is affected by retailers’ right to return damaged and outdated products. For product sales for which the Company believes it can reasonably and reliably estimate future returns, it recognizes revenue at the time of sale. For product sales for which the Company cannot reasonably and reliably estimate future returns, such as new products, the Company defers revenue recognition until the return privilege has substantially expired or the amount of future returns can be reasonably and reliably estimated. As of September 30, 2008 and December 31, 2007, the Company has deferred revenue of $77,441 and $93,080, respectively, of revenue for product sales for which it cannot reasonably and reliably estimate future returns.

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

Accounts Receivable

Trade accounts receivable are stated at their estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its customers a 2% cash discount if payment is made within 30 days of the invoice date, however, most customers take the discount regardless of when payment occurs. As of September 30, 2008 and December 31, 2007, the Company has reduced trade accounts receivable by $15,286 and $17,851, respectively, for discounts anticipated to have been taken. The Company provides for an allowance for estimated bad debts based on management’s estimate of the amount of possible credit losses in the Company’s existing accounts receivable. As of September 30, 2008 and December 31, 2007, the Company has provided an allowance for uncollectible accounts of $6,696.

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

Inventory on hand primarily consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Raw materials	$130,108	$93,022
Finished goods	701,081	906,370
Total	$831,189	$999,392

Stock-Based Compensation

The Company accounts for its stock-based compensation expense in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which requires companies to recognize compensation expense for all share-based payments to employees at fair value. SFAS No. 123R addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R requires the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. SFAS No. 123R applies to new equity awards and to equity awards modified, repurchased or canceled after the effective date, January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under SFAS No. 123R. Additionally, the Company records an expense for the amount that the fair market value exceeds the purchase cost for common stock purchased pursuant to its employee stock purchase plan.

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

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a valuation allowance against its deferred tax assets of $23.0 million as of September 30, 2008, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

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

	As of September 30,
	2008	2007
Options outstanding	2,014,073	1,459,475
Warrants outstanding	400,000	400,000
Convertible preferred stock	28,160,200	28,160,200
Convertible debt	704,436	4,060,288
Total	31,278,709	34,079,963

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During the nine months ended September 30, 2008 and 2007, there were no items other than net loss included in the comprehensive loss.

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

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 requires that the Company evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Any write-downs, based on fair value, are to be treated as permanent reductions in the carrying amount of the assets. The Company believes that no impairment exists related to the Company’s long-lived assets at September 30, 2008.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 was issued to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods with in those fiscal years.  FSP No. 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. The Company adopted this statement for its financial assets and liabilities on January 1, 2008. The adoption of SFAS 157 had no material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS 159 on January 1, 2008. The Company has not elected to account for any of its assets or liabilities using the fair value option under SFAS 159 and accordingly, the adoption of SFAS 159 did not have a impact on the Company’s financial position or results of operations.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the potential impact that the adoption of FSP 142-3 may have on our consolidated financial statements.

Note 4—Strategic Alliance with Alticor Inc.

On February 25, 2008, the Company entered into research agreement (RA8), effective January 1, 2008, to expand the research being performed under its current agreements with Alticor through 2008. The Company will receive $1,200,000 during 2008 under the research agreement, on a time and materials basis. Additionally, in 2008 the Company will recognize as revenue approximately $800,000 of previously deferred revenue. In addition to the $800,000 of deferred revenue that will be recognized under RA8, $168,254 of funds previously paid to the Company by Alticor under research agreement 3 (RA3) and research agreement 4 (RA4), for which no work has been performed, will not need to be repaid to Alticor by the Company. Since the Company performed no prior services relating to the $168,254 received from Alticor, and the Company is not required to perform any future services relating to these funds, the Company has determined that the funds should be classified as additional paid-in capital and are recorded as such on the Company’s balance sheet as of September 30, 2008.

Note 5—Debt

On March 5, 2003 as part of its strategic alliance with Alticor Inc., the Company was granted credit facilities as follows:

•                  $2,000,000 refinancing of notes previously held by Alticor, extending the maturity date to December 31, 2007 and reducing the interest rate;

•                  $595,336 refinancing on July 1, 2003 of bridge financing notes previously held by third parties, extending the maturity date to September 30, 2008 and reducing the interest rate; and

•                  $1,500,000 working capital credit line to initiate selected research agreements with third party entities approved by the board of directors of the Company.

The credit facilities bore interest at 1% over the prime rate (5.0% at September 30, 2008), were collateralized by a security interest in the Company’s intellectual property (except intellectual property related to periodontal disease and sepsis), and were convertible at the election of Alticor into shares of common stock at a stated conversion price equal to $0.6392 per share. At September 30, 2008 there was no outstanding borrowing under these three credit facilities and the credit facilities had all expired.

On August 17, 2006, a new credit facility with Alticor was extended to provide the Company with access to an additional $14,400,000 of working capital borrowings at any time prior to August 17, 2008. Any amounts borrowed will bear interest at prime, require quarterly interest payments and will mature on August 16, 2011. The principal amount of any borrowing under this credit facility is convertible at Alticor’s election into a maximum of 2,533,234 shares of common stock, reflecting a conversion price of $5.6783 per share. As a condition of this financing, the Company initiated a rights offering of 2,533,234 shares of its common stock to existing stockholders (other than Alticor) at a per share price of $5.6783. The proceeds received from the rights offering reduced the availability under the credit facility. As a result of the rights offering, the availability under the credit facility has been reduced by $68,208, leaving approximately $14,300,000 available.  On

June 10, 2008, the Company borrowed $4,000,000 under the credit facility which is the amount outstanding at September 30, 2008 leaving $10,300,000 of available credit.  On August 12, 2008, this credit facility was extended to permit borrowing at any time prior to March 31, 2009.

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

Note 6—Commitments and Contingencies

Operating Leases

The Company leases its offices and laboratory space under non-cancelable operating leases that expire at various dates through September 2009. The Company also leases certain office equipment under lease obligations, all of which are classified as operating leases. Future minimum lease commitments under lease agreements with initial or remaining terms of one year or more at September 30, 2008, are as follows:

Year Ending December 31,
2008	$143,499
2009	181,997
2010	9,090
2011	5,945
2012	—
$340,531

Rent expense was $149,070 and $147,633 for the quarter ended September 30, 2008 and 2007, respectively.

Acquisition of Databases

In connection with the research agreement with Alticor dated March 5, 2003, the Company is obligated to purchase two clinical databases. As of September 30, 2004, the Company determined that this obligation met the criteria for accrual of SFAS No. 5, Accounting for Contingencies, and estimated the cost of these two databases at $450,000. Accordingly, the Company recorded a liability and charged research and development expenses of $450,000 at that time. As of September 30, 2008 and 2007, the Company had cumulative expenditures of $427,944 and $357,944, respectively, associated with the acquisition of these databases. The Company believes that the acquisition of the databases will not exceed the amount that the Company has estimated, however actual amounts could differ.

Sponsored Research Agreements

In connection with the research agreement with Alticor dated March 5, 2005, the Company entered into a sponsored research agreement with Yonsei University to conduct a clinical study. The sponsored research agreement was originally for an amount of $499,882. This amount has been renegotiated to $412,288 and is payable upon achievement of certain milestones. As of September 30, 2008, Yonsei University had achieved milestones valued at $316,000. The remaining commitment on this agreement is $96,288. At September 30, 2008, Yonsei University had completed the other milestones associated with this sponsored research agreement , resulting in the balance of $96,288 being paid on October 20, 2008.  This amount will be reflected as research and development expense in the fourth quarter of 2008.

In connection with the research agreements with Alticor dated March 5, 2005 and March 29, 2007, the Company entered into a sponsored research agreement with SOGO Clinical Pharmacology Co., LTD (SOGO) to conduct a clinical study. The sponsored research agreement is for an amount of ¥26,346,600, or approximately $224,000 (based on the exchange rate on March 30, 2007 of 117.56 ¥ to 1 US$) and was payable upon achievement of certain milestones. As of December 31, 2007, SOGO had achieved milestones valued at ¥26,346,600 or $232,131 based on actual payment in U.S. dollars.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, results of operations or cash flows.

Note 7—Capital Stock

Authorized Preferred and Common Stock

At September 30, 2008, the Company had authorized 6,000,000 shares of $0.001 par value Series A Preferred Stock, of which 5,000,000 were issued and outstanding. At September 30, 2008, the Company had authorized 100,000,000 shares of $0.001 par value common stock of which 66,835,988 shares were outstanding or reserved for issuance. Of those, 31,793,254 shares were outstanding; 28,160,200 shares were reserved for the conversion of Series A Preferred to common stock; 704,436 shares were reserved for the conversion of $4M of debt, 3,533,001 shares were reserved for the exercise of authorized and outstanding stock options; 400,000 shares were reserved for the exercise of outstanding warrants to purchase common stock; 428,311 shares were reserved for the exercise of rights held under the Employee Stock Purchase Plan; 1,816,786 shares were reserved for the issuance upon the conversion of convertible notes which may be issued under our remaining credit facility with Alticor.

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its common stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them. The liquidation preference at September 30, 2008 was $18,000,000. After receiving their preference amount, the holders of the Series A Preferred Stock are entitled to participate on an as-converted basis with the holders of common stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of September 30, 2008, the Series A Preferred Stock was convertible into 28,160,200 shares of common stock reflecting a current conversion price of $0.3196 per share.

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

Note 8—Stock-Based Compensation Arrangements

Stock-based compensation arrangements consisted of the following as of September 30, 2008: three share-based compensation plans, restricted stock awards; an employee stock purchase plan; and employee compensation agreements. Total compensation cost that has been charged against income for stock-based compensation arrangements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock option grants beginning of period	$7,250	$35,033	$31,342	$145,536
Stock based arrangements during the period:
Stock option grants	32,381	—	78,364	—
Employee stock purchase plan	704	330	977	2,636
Restricted stock issued:
Employment agreements	1,813	1,750	13,469	7,291
	$42,148	$37,113	$124,152	$155,463

Stock option grants

A summary of the status of the Company’s stock options, issued under the 1996, 2000 and 2004 Plans and outside of these plans, at September 30, 2008 and 2007, and changes during these periods is presented below:

The following table details all stock option activity for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding, beginning of year	1,366,406	$3.11	1,893,015	$2.99
Granted	752,500	1.17	—	—
Exercised	—	—	(194,917)	1.78
Canceled	(29,833)	1.93	(163,498)	3.16
Expired	(75,000)	2.48	(75,125)	2.58
Outstanding, end of period	2,014,073	$2.43	1,459,475	$3.15
Exercisable, end of period	1,350,073	$3.01	1,417,975	$3.13

The Company’share-based payments that result in compensation expense consist solely of stock option grants.  During the nine-month period ended September 30, 2008, the Company granted stock option under the 2000 Employee Stock Compensation Plan and the 2004 Employee, Director & Consultant Stock Plan.  At September 30, 2008, the Company had 1,518,928 shares available for grant; 230,982 shares under the 2000 Employee Stock Compensation Plan, and 1,287,946 under the 2004 Employee, Director & Consultant Stock Plan.  Each of these plans expires ten years from the date the plan was approved.

Stock Options are generally granted with an exercise price equal to the market value of the Company’s common stock at the grant date, and generally vest over five years based upon continuous service. Historically, the majority of the company’s stock options have been granted on the employee’s start date with the Company. In addition, the Company grants stock for promotion and performance.

For purposes of determining the stock-based compensation expense for grant awards, the Black-Scholes option-pricing model was used with the following weighted-average assumptions:

2008
Risk-free interest rate	3.64%
Expected life	6.50 years
Expected volatility	82.6%

Restricted Stock Awards

Holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The employees are not required to pay any consideration to the Company for these restricted stock awards. The recognition of compensation expense for these types of awards did not change as a result of adopting SFAS No. 123R on January 1, 2006. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period.  During the nine months ended September 30, 2008 and 2007, the Company did not grant any restricted stock awards.

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are now deemed to be compensatory under SFAS No. 123R because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the nine months ended September 30, 2008 employees purchased 5,620 shares of common stock at a weighted average purchase price of $0.99, while the weighted average fair value was $1.17 per share, resulting in compensation expense of $977. During the nine months ended September 30, 2007 employees purchased 5,707 shares of common stock at a weighted average purchase price of $2.60, while the weighted average fair value was $3.06 per share, resulting in compensation expense of $2,636.

Employment Agreements

During the nine months ended September 30, 2008, the Company entered into employment agreements with its Chief Executive Officer and Chief Financial Officer.

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

As of September 30, 2008, no shares of the Company’s common stock have been issued pursuant to these agreements. The recognition of compensation expense for this type of award did not change as a result of adopting SFAS No. 123R on January 1, 2006. The Company measures the fair value of the shares, prior to issuance, based on the last reported price at which the Company’s common stock traded for the reporting period and compensation cost is recognized ratably over the employment period required to earn the stock award. At time of issuance, the Company will measure the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the issuance and will record a cumulative adjustment, if any.

A summary of stock compensation cost included in the statement of operations for the nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$4,755	$6,526	$17,566	$19,446
Research and development expenses	6,342	20,156	25,118	110,304
Selling, general and administrative expenses	31,051	10,431	81,468	25,713
Total	$42,148	$37,113	$124,152	$155,463

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

Through its Personalized Health business segment, the Company develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive measures. Through its Consumer Products business segment, the Company develops, markets and sells nutritional products and engages in related activities. The Company’s principal operations and markets are located in the United States. The Company has no operations outside of the United States. For the quarter ended September 30, 2008 and 2007, the Company had minimal royalty income derived from distributors outside the United States, minimal expenses derived from research partners outside the United States and minimal assets outside the United States. The Company does not believe that foreign currency exchange rate risk is material and does not use derivative financial instruments to manage foreign currency fluctuation risk.

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

The following is a summary of the Company’s operations by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Personalized Health (including common costs not directly attributable to a segment):
Revenue	$545,594	$768,597	$1,709,085	$2,215,476
Net income/(loss) before interest, taxes, depreciation and amortization of $72,137 and $237,907 for the three months ended September 30, 2008 and 2007, respectively, and $193,733 and $476,601 for the nine months ended September 30, 2008 and 2007, respectively	$(1,748,739)	$(792,787)	$(5,084,620)	$(3,458,881)

Consumer Products:
Revenue	$1,626,001	1,792,688	$5,593,267	5,173,555
Net income/(loss) before interest, taxes, depreciation and amortization of $321,117 and $414,059 for the three months ended September 30, 2008 and 2007, respectively, and $962,052 and $1,210,409 for the nine months ended September 30, 2008 and 2007, respectively	$500,143	363,094	$1,057,109	427,634

Consolidated:
Total revenue	$2,171,595	$2,561,285	$7,302,352	$7,389,031
EBITDA	$(1,248,596)	$(429,693)	$(4,027,511)	$(3,031,247)
Interest, net	(11,820)	46,929	49,599	157,726

Taxes	29,000	(4,000)	10,500	(12,000)
Depreciation	(75,478)	(166,217)	(219,215)	(250,256)
Amortization	(334,955)	(528,678)	(996,669)	(1,582,480)
Net loss	$(1,641,849)	$(1,081,659)	$(5,183,296)	$(4,718,258)

Note 10—Industry Risk and Concentration

The Company develops genetic risk assessment tests under contract, performs research for its own benefit and provides research services to a collaborative partner. As of September 30, 2008, the Company has introduced three genetic risk assessment tests commercially, two of which are sold exclusively through its strategic partner — Alticor, and is in various stages of development for several other genetic risk assessment tests. Commercial success of the Company’s genetic risk assessment tests will depend on their acceptance as scientifically credible and cost-effective by consumers and the marketing success of its collaborative partner.

For the nine months ended September 30, 2008, approximately 51% of the consumer products revenue was from a single customer. As of September 30, 2008 and December 31, 2007, approximately 61% and 36% of the trade accounts receivable was from that same customer.

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

General Overview and Trends

We are a genetics-focused personalized health company that develops genetic tests for sale into the emerging personalized health market and preventive consumer products.  Our vision is to build a leading personalized health and wellness company using the science of applied genetics to empower consumers to personalize their health. We currently have two primary business segments that include:

•                  Personalized Health Segment (PHS) — this segment researches and develops genetic biomarker tests that leverage and target the role that genetically determined variations in the inflammatory and metabolic response have on health and disease; and

•                  Consumer Products Segment (CPS) — comprising our Interleukin consumer products business, which we purchased from the Alan James Group on August 2006, which is focused on developing, selling and marketing nutritional supplements and products into retail consumer channels.

These two segments contribute toward our overall mission of developing tests and products that can help individuals improve and maintain their health through preventive measures. We plan to pursue our mission by:

•                  developing genetic biomarker risk assessment tests for use in multiple indications, countries and various demographics;

•                  processing genetic biomarker risk assessment tests in our Clinical Laboratory Improvement Act of 1988 (CLIA) certified lab or the labs of our sublicensees;

•                  developing and acquiring nutritional products to be distributed in multiple consumer channels; and

•                  conducting research and development of personalized preventive and therapeutic products based on individuals’ genetic information.

In 2006, we began marketing and other business arrangements with Alticor to increase sales of products in our Personalized Health Segment. Alticor is a significant customer of ours and for the quarter ended September 30, 2008, sales to Alticor represented virtually all of our revenues in our Personalized Health Segment and over 25% of our consolidated revenues.

We have traditionally spent approximately $3 to $4 million annually on research and development. We currently anticipate that range of spending to continue through 2008. Our current development programs focus on obesity, heart disease, osteoporosis, osteoarthritis, skin appearance, sports nutrition and weight management genetic risk assessment tests as well as new proprietary supplements for distribution through our Consumer Products Segment. We expect that these programs will also lead to the personalized selection of nutritional and therapeutic products, and provide consumers and healthcare professionals with better preventive product alternatives.  We may choose to emphasize specific programs more than others depending on technical progress and business opportunities.

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

On February 25, 2008, we entered into a new research agreement with Access Business Group International LLC (ABG), a subsidiary of Alticor. The research agreement encompasses four primary areas: osteoporosis, cardiovascular disease, nutrigenomics, and dermagenomics. We will be conducting various clinical studies, which will be fully funded by Alticor.

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

Research in the field of disease predisposing genes and genetic biomarkers is intense and highly competitive. We have many competitors in the United States and abroad that have considerably greater financial, technical, marketing, and other resources available. If we do not discover disease predisposing genes or genetic markers and develop risk assessment tests and launch such services or products before its competitors, then the potential for significant revenues may be reduced or eliminated.

During the three months ended September 30, 2008 we entered into agreements described below to further grow our genetic biomarker assessment business.

•                  On August 12, 2008 we entered into a non-exclusive license agreement with Oral DNA Labs, Inc. The agreement provides Oral DNA a license to make, distribute, use and sell our PST® genetic risk assessment tests in the diagnosis of periodontal disease. As compensation we are to receive a payment for each product sold.  The agreement provides for minimum sales thresholds.  The term of the agreement is thirty months with an extension of an additional two years pending the achievement of certain sales criteria.

•                  On September 1, 2008 we amended our exclusive license agreement with ABG, an affiliate of Alticor.  The agreement converts the previously exclusive license to a non-exclusive one, whereby ABG now has non-exclusive right to our technology. The agreement grants us the right to sell our products through other channels of our choice.

•                  On September 16, 2008 we entered into a research and license agreement with the Geisinger Clinic, a non-profit corporation.  In the collaboration, we agree to seek to develop a series of genetic tests that will help physicians better understand an individual’s inherited resistance to weight loss and gauge a patient’s likelihood of success with diet and other weight loss techniques.  Interleukin and Geisinger will engage in a case-control retrospective study involving the analysis of DNA to better understand genetic links to obesity.  We will pay Geisinger fees that relate to samples obtained from Geisinger.  The agreement also provides us access to specific tissue samples for additional development work on a fee-for-sample basis, plus annual maintenance fees.

In our Personalized Health Segment business, the markets and customer base are not well established. Adoption of new technologies by consumers requires substantial market development. To date, we have focused our efforts on our relationship with our primary customer, Alticor, a significant multi level marketing company. Alticor has begun to develop the direct-to-consumer market, however, the overall market is unproven and our challenge going forward will be to continue to work with Alticor and other partners such as Oral DNA to develop this market with consumers. Prior to working with us Alticor had not previously sold a product similar to our genetic risk assessment tests, therefore we cannot predict fluctuations we may experience in our test revenues or whether revenues derived from Alticor related to the heart health and general nutrition genetic tests will be sustained in future periods.  We believe that we have an opportunity to partner with pharmaceutical, diagnostic and biotechnology companies.  We believe that these companies could improve their product development efforts using our expertise and intellectual property.  However, molecular diagnostics linked to improved performance of therapeutic molecules is also at an early stage.  While reception has been positive and our business development discussions are on-going with a number of firms the execution of collaborative research agreements cannot be easily predicted.

Our Consumer Products Segment sells branded nutritional products, including Ginsana®, Ginkoba™, and Venastat® through the nation’s largest food, drug and mass retailers. Our Consumer Products Segment continues to add substantial revenues to our business and in the quarter ended September 30, 2008, it represented over 75% of our consolidated revenues. Customer concentration in our Consumer Products Segment is high and our largest customer accounted for approximately 51% of revenues in that segment in the nine months ended September 30, 2008.

Our acquisition of the Consumer Products business in August 2006 added to our selling general and administrative costs and it added substantial amortization of acquired intangible assets. In the year ended December 31, 2007, amortization of intangible assets was approximately $1.7 million compared to less than $54,000 in the year prior to the acquisition. Such amortization expense will continue in 2008 and beyond. We continue to allocate a portion of our research and development expenses to the development of new proprietary supplements for distribution through our Consumer Products Segment.

As it relates to our Consumer Products Segment, the nutritional products and supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions. The market for health supplement products is competitive and other companies sell products similar to ours. The success of new product offerings depends upon a number of factors, including:

•                  accurately anticipating customer needs;

•                  innovating and developing new and competitive products;

•                  successfully commercializing new products in a timely manner;

•                  pricing our products competitively;

•                  manufacturing and delivering our products in sufficient volumes and in a timely manner; and

•                  differentiating our product offerings from those of our competitors.

In the third quarter of 2008, we introduced new packaging as well as several new websites to promote our existing consumer products line.  We continued our advertising program through the use of ads in targeted mediums to focus consumer awareness to stimulate product purchases. We continue to work agressively on new product ideas to enhance our current product line. In the third quarter of 2008, the aggregate sales of our brand name nutritional products, including Ginkoba™, Ginsana®, and Venastat® demonstrated a slight decrease from third quarter of 2007 which we believe is due primarily to order timing. Aggregate sales for the nine months ended September 30, 2008 demonstrated an increase over the prior year which we believe is due to the implementation of a new advertising campaign in 2008.  We face competition with private label offerings as well as other branded product introductions. Further, our opportunities for new distribution on the existing product lines are limited. We believe that our future growth will be more dependent on our ability to adapt to changing consumer trends with the introduction of new products and improvements to existing products.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $5.9 million and borrowings available under our credit facilities of $10.3 million which permits borrowing at any time prior to March 31, 2009.

Nine months ended September 30, 2008

Cash used in operations was $4.8 million for the nine months ended September 30, 2008 as compared to $2.3 million for the nine months ended September 30, 2007. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables, inventory levels and the timing of payments to suppliers. A significant use of cash in the nine months ended September 30, 2008 was a payment of $1.2 million, relating to the settlement of purchase obligations with the Alan James Group, $600,000 of which had been accrued prior to 2008. We also recognized as revenue $509,000 of previously deferred cash receipts.

 Cash used in investing activities was $929,000 for the nine months ended September 30, 2008 compared to $122,000 for the nine months ended September 30, 2007. The most significant use of cash in investing activities was the settlement of claims related to the acquisition of the assets and business of the Alan James Group as described above. As a result of the settlement, we paid additional consideration of $600,000. Capital additions were $107,000 for the nine months ended September 30, 2008 compared to $25,000 for the nine months ended September 30, 2007.  Increases in capitalized patent costs were $222,000 for the nine months ended September 30, 2008 as compared to $115,000 for the nine months ended September 30, 2007. The increase in capital additions consists of furniture, computers and office equipment associated with increased employee headcount.  In addition, we completed substantial improvements to our computer servers. We continue to incur increased expenses in building our patent portfolio.

Cash provided by financing activities was $4.0 million for the nine months ended September 30, 2008 compared to $415,000 for the nine months ended September 30, 2007.  This significant increase is attributable to the fact that we received proceeds from the issuance of a note payable in the amount of $4.0 million under an existing credit facility on June 10, 2008 where no such proceeds were received during the nine months ended September 30, 2007. In addition, during the nine months ended September 30, 2008, we received $6,000 from the exercise of stock options and stock purchases through the employee stock purchase plan and $7,000 from the conversion of debt to equity. During the nine months ended September 30, 2007 we received $362,000 from the exercise of stock options and stock purchases through the employee stock purchase plan and $53,000 from our rights offering completed in January 2007. We currently do not have any commitments for any material capital expenditures.

A summary of our contractual obligations as of September 30, 2008 is included in the table below:

	Payments Due By Period (000’s)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$4,000	$—	$4,000	$—	$—
Operating Lease Obligations	341	323	17	1	—
TOTAL	$4,341	$323	$4,017	$1	$—

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

Results of Operations (000’s)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Personalized health:
Genetic Testing	$103	$158	$296	$649
Contract research and development	441	609	1,381	1,558
Other	1	2	33	8
Segment total	$545	$769	$1,710	$2,215
Consumer products	1,626	1,793	5,593	5,174
Total Revenue	$2,171	$2,562	$7,303	$7,389
Cost of revenue	$1,000	$1,208	$3,643	$3,603
Gross margin	$1,171	$1,354	$3,660	$3,786
Gross margin percent	53.9%	52.8%	50.1%	51.2%

Three Months Ended September 30, 2008 and September 30, 2007

                Total revenue for the three months ended September 30, 2008 was $2.2 million compared to $2.6 million for the three months ended September 30, 2007. The decrease of $390,000 or 15.2% is primarily attributable to a decrease in consumer product revenue of $167,000 combined with a decrease in genetic testing and contract research and development revenue of $223,000. Differences in the timing of customer orders is primarily responsible for the decrease in consumer product revenue. Genetic testing revenue is a result of tests sold and processed which is driven by consumer demand. Contract research revenue is recognized when Alticor sponsored research expenses are incurred.

We have two significant customers. In our Personalized Health Segment, our significant customer, Alticor, which is our principal shareholder, represented approximately 98% of revenues of that segment. In our Consumer Products Segment, our other significant customer represented approximately 57% of revenues of that segment. Together, these two significant customers accounted for approximately 67% of our total revenues during the quarter ended September 30, 2008.

Cost of revenue for the three months ended September 30, 2008 was $1.0 million or 46.1% compared to $1.2 million or 47.2% for the three months ended September 30, 2007. In our Personalized Health Segment, cost of revenue for the three months ended September 30, 2008 was $236,000 or 43.2% of its revenue compared to $212,000 or 27.6% for the three months ended September 30, 2007. The increase of $24,000 or 11.2% is primarily attributable to an ordinary course annual increase in costs of providing genetic testing services offset by a reduction of contract research services for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. In our Consumer Products Segment,  cost of revenue for the three months ended September 30, 2008 was $764,000  or 47.0% of its revenue compared to $996,000 or 55.5% for the three months ended September 30, 2007. The decrease of $231,000 or 23.2% is primarily attributable to decreased product sales due to customer order timing in combination with an inventory adjustment occurring in the three months ended September 30, 2007 where no such adjustment occurred in the three months ended September 30, 2008.

Gross margin for the three months ended September 30, 2008 was $1.2 million, or 53.9% compared to $1.4 million or 52.8% for the three months ended September 30, 2007. In our Personalized Health Segment, gross margin for the three months ended September 30, 2008 was $310,000, or 56.8% of its revenue compared to $557,000 or 72.4% for the three months ended September 30, 2007. The decrease of $247,000 or 44.3% is primarily attributable to an ordinary course annual increase in costs of providing genetic testing services offset by a reduction of contract research services for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. In our Consumer Products Segment, gross margin for the three months ended September 30, 2008 was $862,000, or 53.0% of its revenue compared to $797,000 or 44.5% for the three months ended September 30, 2007. The increase of $65,000 or 8.1% is primarily attributable to an inventory adjustment in the three months ended September 30, 2007 where no such adjustment occurred in the three months ended September 30, 2008.

Research and development expenses were $933,000 for the three months ended September 30, 2008 compared to $786,000 for the three months ended September 30, 2007. The increase of $147,000 or 18.7% is primarily attributable to an increase in expenses relating to our sponsored research agreement with Yonsei University offset by a reduction in research consulting expenses.

Selling, general and administrative expenses were $1.6 million for the three months ended September 30, 2008 compared to $1.2 million for the three months ended September 30, 2007. The increase of $400,000 or 34.3% is primarily attributable to increased promotional and advertising expenses in both our Personalized Health Segment and Consumer Products Segment, plus additional compensation expenses due to our increased headcount.

Amortization of intangible assets was $335,000 for the three months ended September 30, 2008 compared to $413,000 for the three months ended September 30, 2007.  The decrease of $78,000 or 18.9% is primarily attributable to amortization expense associated with a reduction in the basis of intangible assets we acquired in August 2006 from the Alan James Group resulting from our March 2008 settlement agreement with the former owners of that business.

Total other expense was $12,000 for the three months ended September 30, 2008 as compared to $69,000 for the three months ended September 30, 2007.  The decrease of $57,000 is primarily attributable to amortization of note discount that we recognized in the three months ended September 30, 2007 where no such discount was recognized in the three months ended September 30, 2008. Net interest expense was $12,000 for the three months ended September 30, 2008 compared to net interest income of $47,000 for the three months ended September 30, 2007. The increase in interest expense in the three months ended September 30, 2008 is the result of the $4.0 million note payable dated June 10, 2008 where no such note existed in the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 and September 30, 2007

Total revenue for the nine months ended September 30, 2008 was $7.3 million compared to $7.4 million for the nine months ended September 30, 2007. The decrease of $100,000 or 1.2% is attributable to an increase in consumer product revenue of $420,000 offset by a decrease in genetic testing and contract research and development revenue of $520,000. The increase in consumer product revenue is a result of customer demand for our products. Genetic testing revenue is a result of tests sold and processed which is driven by consumer demand. Contract research revenue is recognized when Alticor sponsored research expenses are incurred.

We have two significant customers. In our Personalized Health Segment, our significant customer, Alticor, which is our principal shareholder, represented approximately 98% of revenues of that segment. In our Consumer Products Segment, our other significant customer represented approximately 51% of revenues of that segment. Together, these two customers accounted for approximately 62% of our total revenues during the nine months ended September 30, 2008.

Cost of revenue for the nine months ended September 30, 2008 was $3.6 million or 49.9% compared to $3.6 million or 48.8% for the nine months ended September 30, 2007. In our Personalized Health Segment, cost of revenue for the nine months ended September 30, 2008 was $679,000 or 39.7% of its revenue compared to $721,000 or 32.5% for the nine months ended September 30, 2007. The decrease of $42,000 or 5.8% is primarily attributable to genetic test processing costs associated with a decrease in genetic test revenue for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Genetic tests processing costs primarily consists of supplies and labor. In our Consumer Products Segment, cost of revenue for the nine months ended September 30, 2008 was $3.0 million or 53.0% of its revenue compared to $2.9 million or 55.7% for the nine months ended September 30, 2007. The increase of $100,000 or 2.8% is primarily attributable to increased product sales driven by customer demand for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Gross margin for the nine months ended September 30, 2008 was $3.7 million, or 50.1% compared to $3.8 million or 51.2% for the nine months ended September 30, 2007. In our Personalized Health Segment, gross margin for the nine months ended September 30, 2008 was $1.0 million, or 60.3% of its revenue compared to $1.5 million or 67.5% in the nine months ended September 30, 2007. The decrease of $500,000 or 31.1% is primarily attributable to a reduction in contract research and development revenue in addition to a decrease in genetic testing revenue for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. In our Consumer Products Segment, gross margin for the nine months ended September 30, 2008 was $2.6 million or 47.0% of its revenue compared to $2.3 million and 44.3% for the nine months ended September 30, 2007. The increase of $300,000 or 14.8% is primarily attributable to increased product sales for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Research and development expenses were $2.4 million for the nine months ended September 30, 2008 compared to $2.2 million for the nine months ended September 30, 2007.  The increase of $200,000 or 9.3% is primarily attributable to increased expenses relating to our sponsored research agreement with Yonsei University and by increased research consulting  expenses relating to research projects currently in process.  In addition we continue to have increased expenses relating to building our research and product patent portfolio.

Selling, general and administrative expenses were $5.4 million for nine months ended September 30, 2008 compared to $4.8 million for the nine months ended September 30, 2007. The increase of $600,000 or 13.1% is primarily attributable to increased expenses associated with a new advertising campaign for our Consumer Products Segment, promotional expenses in our Personalized Health Segment and additional compensation expenses due to our increased headcount. These expense increases were partially offset by a reduction in settlement expenses relating to the acquisition of the Alan James Group of which $600,000 was incurred in the nine months ended September 30, 2007 and no such expenses were incurred in the nine months ended September 30, 2008.

Amortization of intangible assets was $1.0 million for the nine months ended September 30, 2008 compared to $1.2 million for the nine months ended September 30, 2007. The decrease of $200,000 or 19.4% is primarily attributable to amortization expense associated with a reduction in the basis of intangible assets we acquired in August 2006 from the Alan James Group resulting from our March 2008 settlement agreement with the former owners of that business.

Other income was $50,000 for the nine months ended September 30, 2008 as compared to other expense of $190,000 for the nine months ended September 30, 2007.  The decrease of $240,000 is primarily attributable to amortization of note discount in the amount of $346,000 being recognized in the nine months ended September 30, 2007 where no such discount was recognized in the nine months ended September 30, 2008, offset by net interest income recognized in both periods.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses; and (ii) disclose contingent assets and liabilities. A critical accounting estimate is an assumption that could have a material effect on our consolidated financial statements if another, also reasonable, amount were used or a change in the estimates is reasonably likely from period to period. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. Our critical accounting policies and estimates are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008. There have been no material changes to these critical accounting policies and estimates for the three months ended September 30, 2008.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, SFAS No. 157 was issued to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair measurements. The definition about of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods with in those fiscal years.  FSP No. 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. The Company adopted this statement for its financial assets and liabilities on January 1, 2008 and has no effect on its financial position or results of operations.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the potential impact that the adoption of FSP 142-3 may have on our consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, results of operations or cash flows.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2008, the only financial instruments we carried were cash and cash equivalents denominated in U.S. Dollars. We believe the market risk arising from holding these financial instruments is immaterial. While we recognize that the interest rates these instruments bear are currently at historically low levels, we believe it is most prudent to maintain these relatively low risk positions during this time of unprecedented volatility and uncertainty across the global financial markets.

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

(b) Changes in Internal Control Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                          Legal Proceedings.

Not applicable.

Item 1A.                 Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks that we have identified since filing our Annual Report on Form 10-K are set forth below.  In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The current economic conditions and financial market turmoil could adversely affect our business and results of operations.

As widely reported, economic conditions and financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in prices of publicly trade securities, severely diminished liquidity, severely restricted credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address these extreme market conditions. Many economists have predicted that the United States economy, and possibly the global economy, may enter into a prolonged recession.  We believe the current economic conditions and financial market turmoil could adversely affect our operations.  Uncertainty about current and future economic conditions may cause consumers to reign in their spending generally, the impact of which may be that they stop or delay their purchases of our genetic tests and consumer products. If these circumstances persist or continue to worsen, our future operating results could be adversely affected, particularly relative to our current expectations.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.                          Defaults Upon Senior Securities.

Not applicable.

Item 4.                          Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.                          Other Information.

On November 12, 2008, we entered into a new employment agreement with our President and Chief Scientific Officer, Kenneth S. Kornman, for a three-year term, commencing on March 31, 2009, which is the date after his current employment agreement expires. Under the new agreement, Dr. Kornman will receive an annual base salary of $360,000 and will be eligible to receive annual bonuses solely at the discretion of the Board of Directors.  Under the agreement, Dr. Kornman is entitled to receive a stock option to purchase 75,000 shares of common stock, at an exercise price equal to the closing price as reported on the American Stock Exchange on the grant date.  The option will vest with respect to 30,000 shares on the grant date of the option and with respect to 15,000 shares on each of March 31, 2010, 2011 and 2012.  Under the agreement, Dr. Kornman will continue to be entitled to participate in employee benefit plans that we provide or may establish for the benefit of our executive management generally (for example, group life, disability, medical, dental and other insurance, retirement pension, profit-sharing and similar plans).  In addition, while Dr. Kornman remains employed by us, we will reimburse him $3,296 annually for payment of life insurance premiums.

The agreement is terminable by us with immediate effect if with cause or upon thirty days prior written notice without cause.  The agreement is terminable by Dr. Kornman upon thirty days prior written notice.  If we terminate Dr. Kornman without cause or Dr. Kornman terminates his employment with good reason, then Dr. Kornman is entitled to, in addition to any accrued, but unpaid compensation prior to the termination, an amount equal to twelve months of his base salary and continued participation in any employee health plan for up to twelve months following termination.  If we terminate Dr. Kornman in connection with a Cessation of our Business (as defined in the agreement), then Dr. Kornman is entitled to, in addition to any accrued, but unpaid compensation prior to the termination, an amount equal to three months of his base salary and continued participation in any employee health plan for up to three months following termination.

The agreement also provides that Dr. Kornman will be prohibited, for a period of twelve months following the termination of Dr. Kornman’s employment with us, from accepting employment, or otherwise becoming involved, with one of our competitors, from providing services to others that might conflict with our interests or our customers’ or clients’ interests, from sharing information or data pertaining to our customers or clients with others, from soliciting or attempting to take away our customers or clients, and from recruiting or attempting to recruit or hire or attempt to hire any of our employees.

Item 6.                          Exhibits.

Exhibit Number	Exhibit
3.1	Amended and Restated Bylaws of the Company dated July 24, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 28, 2008)
10.1*++	Non-Exclusive License Agreement dated August 12, 2008 between the Company and Oral DNA Labs, Inc.
10.2*++	First Amendment to Exclusive License Agreement dated September 1, 2008 between the Company and Access Business Group International LLC
10.3*++	Research and License for Use Agreement dated September 16, 2008 between the Company and Geisinger Clinic
10.4*@	Employment Agreement dated November 12, 2008 between the Company and Kenneth S. Kornman
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

@	Management contract or compensatory plan, contract or arrangement.

++	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLEUKIN GENETICS, INC.

Date: November 13, 2008	By:	/s/ Lewis H. Bender
Lewis H. Bender Chief Executive Officer (Principal Executive Officer)

Date November 13, 2008	By:	/s/ ELIOT M. LURIER
Eliot M. Lurier Chief Financial Officer (Principal Financial Officer)