Form 10-Q
period 2009-03-31
INTERLEUKIN GENETICS INC
filed 2009-05-14
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, par value $0.001 per share	32,010,837

PART I —FINANCIAL INFORMATION

Item 1.              Financial Statements

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,746,523	$4,952,481
Accounts receivable from related party	36,388	35,167
Trade accounts receivable, net of allowances for doubtful accounts of $6,696 at March 31, 2009 and December 31, 2008	945,165	720,914
Inventory	1,037,288	828,120
Deferred tax asset	57,800	58,000
Prepaid expenses and other current assets	374,812	271,602
Total current assets	4,197,976	6,866,284
Fixed assets, net	929,702	474,035
Intangible assets, net	4,392,604	4,759,153
Other assets	54,916	54,916
Total assets	$9,575,198	$12,154,388
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$855,169	$1,332,258
Accrued expenses	2,150,327	1,820,544
Deferred receipts	429,814	482,103
State taxes payable	—	10,000
Accrued expenses related to funded research and development projects	22,055	22,056
Total current liabilities	3,457,365	3,666,961
Long Term Debt	4,000,000	4,000,000
Deferred tax liability	10,000	5,000
Total liabilities	7,467,365	7,671,961
Stockholders’ equity:
Convertible preferred stock, $0.001 par value — 6,000,000 shares authorized; 5,000,000 shares of Series A issued and outstanding at March 31, 2009 and December 31, 2008; aggregate liquidation preference of $18,000,000 at March 31, 2009	5,000	5,000
Common stock, $0.001 par value — 100,000,000 shares authorized; 31,969,887 and 31,799,381 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	31,970	31,799
Additional paid-in capital	85,539,656	85,458,334
Accumulated deficit	(83,468,793)	(81,012,706)
Total stockholders’ equity	2,107,833	4,482,427
Total liabilities and stockholders’ equity	$9,575,198	$12,154,388

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Revenue from related party	$334,538	$640,616
Revenue from others	1,560,457	2,013,907
Total revenue	1,894,995	2,654,523
Cost of revenue	1,042,699	1,335,972
Gross profit	852,296	1,318,551
Operating Expenses:
Research and development	881,556	813,371
Selling, general and administrative	2,034,938	2,083,235
Amortization of intangible assets	337,551	330,184
Total operating expenses	3,254,045	3,226,790
Loss from operations	(2,401,749)	(1,908,239)
Other income (expense):
Interest income	8,216	63,552
Interest expense	(32,055)	(11,865)
Loss on sale of fixed asset	(12,499)	—
Total other income (expense)	(36,338)	51,687
Net loss before income taxes	(2,438,087)	(1,856,552)
Provision for income taxes	(18,000)	(18,550)
Net loss	$(2,456,087)	$(1,875,102)
Basic and diluted net loss per common share	$(0.08)	$(0.06)
Weighted average common shares outstanding	31,855,981	30,832,121

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2009

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional
	Shares	$0.001 par value	Shares	$0.001 par value	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2008 (Audited)	5,000,000	$5,000	31,799,381	$31,799	$85,458,334	$(81,012,706)	$4,482,427
Net loss	—	—	—	—	—	(2,456,087)	(2,456,087)
Common stock issued:
Purchase stock	—	—	126,500	126	34,028	—	34,154
Employee stock purchase plan	—	—	31,506	32	5,325	—	5,357
Restricted stock awards	—	—	12,500	13	(13)	—	—
Stock-based compensation expense	—	—	—	—	41,982	—	41,982
Balance as of March 31, 2009	5,000,000	$5,000	31,969,887	$31,970	$85,539,656	$(83,468,793)	$2,107,833

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,456,087)	$(1,875,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	428,565	402,238
Stock-based compensation expense	41,982	38,437
Loss on sale of fixed asset	12,499	—
Changes in operating assets and liabilities:
Accounts receivable, net	(225,472)	(256,111)
Inventory	(209,169)	(1,822)
Prepaid expenses and other current assets	(103,210)	(53,069)
Accounts payable	(477,089)	349,700
Accrued expenses	329,782	(828,679)
State Taxes Payable	(10,000)	(19,705)
Deferred revenue	(52,289)	(237,013)
Accrued expenses related to funded R&D	—	(23,000)
Deferred tax provision	5,200	(3,000)
Net cash used in operating activities	(2,715,288)	(2,507,126)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(559,179)	(9,199)
Increase in other assets	28,998	(59,268)
Settlement of claims relating to the acquisition of the assets and business of the Alan James Group, LLC	—	(600,000)
Net cash used in investing activities	(530,181)	(668,467)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	34,154	—
Proceeds from exercises of rights offering, stock warrants, options and employee stock purchase plan	5,357	1,590
Net cash provided by financing activities	39,511	1,590
Net decrease in cash and cash equivalents	(3,205,958)	(3,174,003)
Cash and cash equivalents, beginning of period	4,952,481	7,646,468
Cash and cash equivalents, end of period	$1,746,523	$4,472,465
Supplemental disclosures of cash flow information:

Cash paid for income taxes	$—	$67,500
Cash paid for interest	$50,411	$11,865

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

The condensed consolidated financial statements include the accounts of Interleukin Genetics, Inc. (the Company), and its wholly-owned subsidiaries, as of March 31, 2009 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

Note 2—Settlement of acquisition contingency

On March 25, 2008, The Company entered into an agreement with the former owners of the Alan James Group regarding the acquisition of the assets and business of the Alan James Group. Under the agreement, the former owners agreed to release the Company from any further obligations under the Asset Purchase Agreement, relating to the acquisition of the assets and business of the Alan James Group on August 17, 2006. The former owners agreed that no further amounts are or will become due under the Purchase Agreement (including its earn-out provisions).

In addition, on March 25, 2008, the Company agreed to pay a total of $1,200,000. This agreement resolved all remaining issues associated with the Company’s August 2006 acquisition of that business including contingent consideration and compensation arrangements with the sellers/former management. The $1,200,000 due to sellers was recorded as a current liability at December 31, 2007. The Company applied $600,000 of the settlement cost against the previously accrued separation expense that was recorded on September 30, 2007 and the remaining $600,000 was applied against the $2,130,374 aggregate total of contingent liabilities and amounts due under escrow recorded as part of the original acquisition. The remaining contingent liabilities and amounts due under escrow balance of $1,530,374 was eliminated as no longer due and applied as a reduction in the balances on a pro rata basis of the intangible assets recorded as part of the original acquisition, including the effect of term reduction on the non-compete agreements.

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

Note 3—Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Interleukin Genetics, Inc., and its wholly owned subsidiaries, Interleukin Genetics Laboratory Services, Inc. and AJG Brands, Inc. doing business as the Alan James Group. All intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of March 31, 2009 and December 31, 2008, the Company has deferred receipts of $32,400 and $80,000, respectively, for tests that have been prepaid but results have not yet been reported.

Revenue from product sales is recognized when there is persuasive evidence of an arrangement, delivery has occurred and title and risk of loss have transferred to the customer, the sales price is determinable and collectability is reasonably assured. The Company has no consignment sales. Product revenue is reduced for allowances and adjustments, including returns, discontinued items, discounts, trade promotions and slotting fees.

Revenue from contract research and development is recognized over the term of the contract as the Company performs its obligations under that contract (including revenue from Alticor, a related party).

Allowance for Sales Returns

The Company’s revenue is affected by retailers’ right to return products. For product sales for which the Company believes it can reasonably and reliably estimate future returns, it recognizes revenue at the time of sale. For product sales for which the Company cannot reasonably and reliably estimate future returns, such as new products, the Company defers revenue recognition until the return privilege has substantially expired or the amount of future returns can be reasonably and reliably estimated. As of March 31, 2009 and December 31, 2008, the Company has deferred $77,308 and $78,627, respectively, of revenue for sales for which it cannot reasonably and reliably estimate future returns.

The Company analyzes sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. The Company is able to make reasonable and reliable estimates based on its history. The Company also monitors the buying patterns of the end-users of its products based on sales data received. The Company reviews its estimated product returns based on expected sales data communicated by its customers. The Company also monitors the levels of inventory at its largest customers to avoid excessive customer stocking of merchandise. The Company believes it has sufficient interaction with and knowledge of its customers, industry trends and industry conditions to adjust the accrual for returns when necessary. If the Company loses a major account, it may agree to accept a substantial amount of returns.

Trade Promotions

The Company uses objective procedures for estimating its allowance for trade promotions. The allowance for trade promotions offered to customers is based on contracted terms or other arrangements agreed in advance, as well as historical experience. The Company may adjust its estimate based on these factors to more accurately reflect trade promotion costs.

Accounts Receivable

Trade accounts receivable are stated at their estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its Consumer Product Segment customers a 2% cash discount if payment is made within 30 days of the invoice date, however, most customers take the discount regardless of when payment occurs. As of March 31, 2009 and December 31, 2008, the Company has reduced trade accounts receivable by $16,524 and $13,364, respectively, for discounts anticipated to be taken. The Company provides for an allowance for estimated bad debts based on management’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable. As of March 31, 2009 and December 31, 2008, the Company has provided an allowance for uncollectible accounts of $6,696.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the invoice price from our vendors. Management periodically evaluates inventory to identify items that are slow moving or have excess quantities. Management also considers whether certain items are carried at values that exceed the ultimate sales price less selling costs. Where such items are identified, management adjusts the carrying value to the lower of cost or market.

Inventory on hand primarily consisted of the following at March 31, 2009 and December 31, 2008:

	2009	2008
Raw materials	$96,447	$93,544
Finished goods	940,841	734,576
Total	$1,037,288	$828,120

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

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of $25.3 million as of March 31, 2009, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

The Company complies with the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transitions. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions during the three months ended March 31, 2009.

Research and Development

Research and development costs are expensed as incurred.

Advertising Expense

Advertising costs are expensed as incurred. During the three months ended March 31, 2009 and 2008 advertising expense was $153,341 and $274,713, respectively.

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

	As of March 31,
	2009	2008
Options outstanding	2,225,667	1,866,073
Warrants outstanding	400,000	400,000
Convertible preferred stock	28,160,200	28,160,200
Convertible debt	704,436	931,377
Total	31,490,303	31,357,650

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During the three months ended March 31, 2009, and 2008, there were no items other than net loss included in the comprehensive loss.

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

Cash Equivalents

Cash and cash equivalents consist of amounts on deposit in checking and savings accounts with banks and other financial institutions. Short-term investments primarily consist of bank money market funds which have short-term maturities of less than ninety days and are carried at cost which approximates fair value.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the estimated useful life of the asset, or the remaining term of the lease, whichever is shorter.

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 requires that the Company evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Any write-downs, based on fair value, are to be treated as permanent reductions in the carrying amount of the assets. The Company believes that no impairment exists related to the Company’s long-lived assets at March 31, 2009.

Intangible Assets

Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets purchased and liabilities assumed. Prior to 2009, the Company accounted for its acquisitions using the purchase method of accounting. Values were assigned to goodwill and intangible assets based on third-party independent valuations, as well as management’s forecasts and projections that include assumptions related to future revenue and cash flows generated from the acquired assets.

The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires impairment tests be periodically repeated and on an interim basis, if certain conditions exist, with impaired assets written down to fair value. An analysis performed by management on December 31, 2007, determined that the indefinite lived trademarks had a current fair market value of $764,000. Management adjusted the book value of the indefinite lived trademarks to reflect this $236,000 impairment in value. See Note 2 for adjustments of intangible assets related to the settlement effective March 25, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a U.S. GAAP framework for measuring fair value, and expands financial statement disclosures about fair value measurements. We adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities. The adoption of this standard had no material impact on our results of operations or financial condition. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities (non-financial terms) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS 157 was deferred until fiscal years beginning after November 15, 2008. The adoption of this standard as of January 1, 2009 had no material effect on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS 159 on January 1, 2008. The Company has not elected to account for any of its assets or liabilities using the fair value option under SFAS 159 and accordingly, the adoption of SFAS 159 did not have a material effect on the Company’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations Statement 141R,” a replacement of SFAS No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fairly valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. The adoption of this standard as of January 1, 2009 had no material effect on our results of operations or financial condition although the new standard could materially change the accounting for business combinations consummated subsequent to that date.

In December 2007, the FASB issued Statement of Financial Accounting Standards SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51”. SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interest in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. The adoption of SFAS 160 as of January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). The guidance in EITF 07-1 defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement). The consensus in EITF 07-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The consensus requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable. The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis. The adoption of EITF 07-1 did not have a significant effect on our financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP 142-3 on January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

 In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets,” or EITF 08-7. EITF 08-7 seeks to clarify how to account for defensive intangible assets, or those intangible assets acquired in a business combination that an entity does not intend to actively use but does intend to prevent others from using, subsequent to initial measurement. EITF 08-7 is effective for all intangible assets acquired during the first fiscal year beginning on or after December 15, 2008. Early adoption is not permitted. The impact of the adoption of EITF 08-7 will be dependent upon the type and structure of future transactions that the Company consummates.

Note 4—Strategic Alliance with Alticor Inc.

Since March 2003, the Company has maintained a broad strategic alliance with several affiliates of the Alticor family of companies to develop and market novel nutritional and skin care products. The alliance initially included an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations. The alliance continues to evolve and recent events under the alliance are described in this Note 4.

On February 25, 2008, the Company entered into research agreement (RA8) with an affiliate of Alticor, effective January 1, 2008, to expand the research being performed under its current agreements with Alticor through 2008. The Company received $1,200,000 during 2008 under the research agreement, on a time and materials basis. Additionally, in 2008 the Company recognized as revenue approximately $800,000 of previously deferred revenue. The Company recognized $203,686 in the three months ended March 31, 2009 and $537,013 in the three months ended March 31, 2008 from this agreement. In addition to the $800,000 of deferred revenue recognized under RA8, $168,254 of funds previously paid to the Company by Alticor under research agreement 3 (RA3) and research agreement 4 (RA4), for which no work has been performed, will not need to be repaid to Alticor by the Company. Since the Company performed no prior services relating to the $168,254 received from Alticor, and the Company is not required to perform any future services relating to these funds, the Company has determined that the funds should be classified as additional paid-in capital and are recorded as such on the Company’s balance sheet as such as of March 31, 2009.

On January 31, 2009, the Company entered into an amendment to the RA8. The amendment extends the term from a maximum of six months to eight months terminating on September 30, 2009. The Company received an additional $200,316 on March 31, 2009 under the terms of the amendment to complete ongoing research. The $200,316 is recognized as deferred revenue on the Company’s Balance Sheet of March 31, 2009.

Note 5—Debt

On August 17, 2006, a new credit facility with Alticor was extended to provide the Company with access to an additional $14,400,000 of working capital borrowings at any time prior to August 17, 2008. Any amounts borrowed will bear interest at prime, require quarterly interest payments and will mature on August 16, 2011. The principal amount of any borrowing under this credit facility is convertible at Alticor’s election into a maximum of 2,533,234 shares of common stock, reflecting a conversion price of $5.6783 per share. As a condition of this financing, the Company initiated a rights offering of 2,533,234 shares of its common stock to existing stockholders (other than Alticor) at a per share price of $5.6783. The proceeds received from the rights offering reduced the availability under the credit facility. As a result of the rights offering, the availability under the credit facility has been reduced by $68,208, leaving approximately $14,316,255 available.

On June 10, 2008, the Company borrowed $4,000,000 under the credit facility which is the amount outstanding at March 31, 2009 leaving $10,316,255 of available credit. On August 12, 2008, this credit facility was extended to permit borrowing at any time prior to March 31, 2009.

On June 11, 2008, pursuant to the terms of the notes, Pyxis Innovations Inc., an affiliate of Alticor (“Pyxis”), converted the indebtedness due on June 30, 2008, representing an aggregate principal amount of $595,336 and accrued interest of $7,450, into 943,032 shares of the Company’s common stock.

On March 11, 2009, the Company entered into an amended and restated note purchase agreement, dated as of March 10, 2009, with Pyxis, to extend the availability of the existing credit facility from March 31, 2009 until March 31, 2010. All such borrowing under this credit facility becomes due on August 16, 2011 and is convertible into shares of common stock at a conversion price equal to $5.68 per share.

Note 6—Commitments and Contingencies

Acquisition of Databases

In connection with the research agreement with Alticor dated March 5, 2003, the Company is obligated to purchase two clinical databases. As of June 30, 2004, the Company determined that this obligation met the criteria for accrual of SFAS No. 5, Accounting for Contingencies, and estimated the cost of these two databases at $450,000. Accordingly, the Company recorded a liability and charged research and development expenses of $450,000 at that time. As of March 31, 2009 and 2008, the Company had cumulative expenditures of $427,944 and $380,944, respectively, associated with the acquisition of these databases. The Company believes that the acquisition of the databases will not exceed the amount that the Company has estimated, however actual amounts could differ.

Sponsored Research Agreements

In connection with the research agreement with Alticor dated March 5, 2005, the Company entered into a sponsored research agreement with Yonsei University to conduct a clinical study. The sponsored research agreement was originally for an amount of $499,882. This amount has been renegotiated to $412,288 and is payable upon achievement of certain milestones. As of March 31, 2009 and 2008, Yonsei University had achieved milestones valued at $412,288 and $316,000 respectively. The milestones are fully paid by the Company as of March 31, 2009.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its financial condition, results of operations or cash flows.

Note 7—Capital Stock

Authorized Preferred and Common Stock

At March 31, 2009, the Company had authorized 6,000,000 shares of $0.001 par value Series A Preferred Stock, of which 5,000,000 were issued and outstanding. At March 31, 2009, the Company had authorized 100,000,000 shares of $0.001 par value common stock of which 66,931,082 shares were outstanding or reserved for issuance. Of those, 31,969,887 shares were outstanding; 28,160,200 shares were reserved for the conversion of Series A Preferred to common stock; 704,436 shares were reserved for the conversion of the $4,000,000 of debt outstanding under the credit facility with Pyxis; 3,489,095 shares were reserved for the exercise of authorized and outstanding stock options; 400,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $2.50 per share which are exercisable currently until the expiration date of August 9, 2012; 390,678 shares were reserved for the exercise of rights held under the Employee Stock Purchase Plan; 1,816,786 shares were reserved for the issuance upon the conversion of convertible notes that may be issued to Pyxis under the existing credit facility.

Series A Preferred Stock

On March 5, 2003, the Company entered into a Stock Purchase Agreement with Alticor, pursuant to which Alticor purchased from the Company 5,000,000 shares of Series A Preferred Stock for $7,000,000 in cash on that date, and an additional $2,000,000 in cash that was paid, as a result of the Company achieving a certain milestone, on March 11, 2004.

The Series A Preferred Stock accrues dividends at the rate of 8% of the original purchase price per year, payable only when, as and if declared by the Board of Directors and are non-cumulative. To date, no dividends have been declared on these shares. If the Company declares a distribution, with certain exceptions, payable in securities of other persons, evidences of indebtedness issued by the Company or other persons, assets (excluding cash dividends) or options or rights to purchase any such securities or evidences of indebtedness, then, in each such case the holders of the Series A Preferred Stock shall be entitled to a proportionate share of any such distribution as though the holders of the Series A Preferred Stock were the holders of the number of shares of Common Stock into which their respective shares of Series A Preferred Stock are convertible as of the record date fixed for the determination of the holders of Common Stock entitled to receive such distribution.

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its Common Stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them. The liquidation preference at March 31, 2009 was $18,000,000. After receiving this amount, the holders of the Series A Preferred Stock are entitled to participate on an as-converted basis with the holders of Common Stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s Common Stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of March 31, 2009, the Series A Preferred Stock was convertible into 28,160,200 shares of Common Stock reflecting a current conversion price of $0.3196 per share.

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

Note 8—Stock-Based Compensation Arrangements

Stock-based compensation arrangements consisted of the following as of March 31, 2009: three share-based compensation plans, restricted stock awards; an employee stock purchase plan; and employee compensation agreements. Total compensation cost that has been charged against income for stock-based compensation arrangements is as follows:

	Three Months Ended March 31,
	2009	2008
Stock option grants beginning of period	$38,984	$21,743
Stock-based arrangements during the period:
Stock option grants	428	16,421
Unrestricted stock issued:
Employee stock purchase plan	945	273
Employment Agreements	1,625	—
	$41,982	$38,437

Stock option grants

The following table details all stock option activity for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding, beginning of period	2,100,917	$2.33	1,366,406	$3.11
Granted	138,500	0.26	508,000	1.07
Exercised	—	—	—	—
Canceled	—	—	(8,333)	3.41
Expired	(13,750)	0.75	—	—
Outstanding, end of period	2,225,667	$2.21	1,866,073	$2.55
Exercisable, end of period	1,470,667	$2.85	1,430,073	$2.98

The Company’s share-based payments that result in compensation expense consist solely of stock option grants.  During the three-month period ended March 31, 2009, the Company granted stock options under the 2000 Employee Stock Compensation Plan and the 2004 Employee, Director & Consultant Stock Plan. At March 31, 2009, the Company had an aggregate of 1,263,428 shares of Common Stock available for grant; including 482 shares under the 2000 Employee Stock Compensation Plan and 1,262,946 under the 2004 Employee, Director & Consultant Stock Plan. Each of these plans expires ten years from the date the plan was approved.

It is the Company’s policy to grant stock options with an exercise price equal to the fair market value of the Company’s Common Stock at the grant date, and stock options to employees generally vest over five years based upon continuous service. Historically, the majority of the Company’s stock options have been granted in connection with the employee’s start date with the Company. In addition, the Company may grant stock options in recognition of promotion and/or performance.

For purposes of determining the stock-based compensation expense for stock option awards, the Black-Scholes option-pricing model was used with the following weighted-average assumptions:

2009
Risk-free interest rate	2.56%
Expected life	6.50 years
Expected volatility	87.1%

Restricted Stock Awards

Holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. Recipients of restricted stock awards are generally not required to pay any consideration to the Company for these restricted stock awards. The recognition of compensation expense for these awards did not change as a result of adopting SFAS No. 123R on January 1, 2006. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period. During the three months ended March 31, 2009 and 2008 the Company granted restricted stock awards of 12,500 shares, respectively, under an employment agreement dated March 31, 2006.

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are now deemed to be compensatory under SFAS No. 123R because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the three months ended March 31, 2009 and 2008, employees purchased 31,506 and 1,709 shares, respectively, of common stock at a weighted-average purchase price of $0.17 and $0.93, respectively, while the weighted-average fair value was $0.20 and $1.09 per share, respectively, resulting in compensation expense of $945 and $273, respectively.

Employment Agreements

On March 13, 2009 Lewis Bender received a cash bonus of $102,850 pursuant to his employment agreement and elected to receive $29,700 in 110,000 shares of our common stock. On March 13, 2009 Eliot Lurier received a cash bonus of $43,695 pursuant to his employment agreement and elected to receive $4,455 in 16,500 shares of our common stock. During the three months ended March 31, 2009 12,500 shares of restricted stock vested pursuant to an employment agreement with Dr. Kornman. The recognition of compensation expense for this type of award did not change as a result of adopting SFAS No. 123R on January 1, 2006. The Company measures the fair value of the shares, prior to issuance, based on the last reported price at which the Company’s common stock traded for the reporting period and compensation cost is recognized ratably over the employment period required to earn the stock award. At time of issuance, the Company will measure the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the issuance and will record a cumulative adjustment, if any.

A summary of stock compensation cost included in the statement of operations for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
Cost of revenue	3,275	6,504
Research and development expenses	8,360	9,821
Selling, general and administrative expenses	30,347	22,112
Total	41,982	38,437

Note 9—Segment Information

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), which establishes standards for reporting information about operating segments in annual and interim financial statements, and requires that companies report financial and descriptive information about their reportable segments based on management’s approach. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. As a result of the acquisition of the assets and business of the Alan James Group in August 2006, the Company has two reportable segments: Personalized Health and Consumer Products.

Through its Personalized Health business segment, the Company develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive measures. Through its Consumer Products business segment, the Company develops, markets and sells nutritional products and engages in related activities. The Company’s principal operations and markets are located in the United States. The Company has no operations outside of the United States. For the three months ended March 31, 2009 and 2008, the Company had minimal royalty income derived from distributors outside the United States, minimal expenses derived from research partners outside the United States and minimal assets outside the United States. The Company does not believe that foreign currency exchange rate risk is material and does not use derivative financial instruments to manage foreign currency fluctuation risk.

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

The following is a summary of the Company’s operations by operating segment:

	Three Months Ended March 31,
	2009	2008
Personalized Health:
Revenue	$347,464	$641,872
EBITDA	$(2,230,791)	$(1,798,900)
Interest, net	(23,839)	52,531
Provision for income taxes	(10,000)	(6,050)
Depreciation	(87,426)	(66,696)
Amortization	(28,863)	(21,499)
Net loss	$(2,380,919)	$(1,840,614)
Capital expenditures	$557,736	$9,200
Total Assets	$8,874,212	$12,846,798
Consumer Products:
Revenue	$1,547,531	$2,012,651
EBITDA	$245,108	$292,899
Interest, net	—	(844)
Provision for income taxes	(8,000)	(12,500)
Depreciation	(3,588)	(5,358)
Amortization	(308,688)	(308,686)
Net income/(loss)	$(75,168)	$(34,488)
Capital expenditures	$1,443	$—
Total Assets	$700,986	$351,379
Consolidated:
Total revenue	$1,894,995	$2,654,523
EBITDA	$(1,985,683)	$(1,506,001)
Interest, net	(23,839)	51,687
Provision for income taxes	(18,000)	(18,550)
Depreciation	(91,014)	(72,053)
Amortization	(337,551)	(330,185)
Net loss	$(2,456,087)	$(1,875,102)
Capital expenditures	$559,179	$9,200
Total Assets	$9,575,198	$13,198,177

Note 10—Industry Risk and Concentration

The Company develops genetic risk assessment tests under contract, performs research for its own benefit and provides research services to a collaborative partner. As of March 31, 2009, the Company has introduced three genetic risk assessment tests commercially, two of which are currently sold exclusively through its strategic partner — Alticor, and is in various stages of development for several other genetic risk assessment tests. Commercial success of the Company’s genetic risk assessment tests will depend on their success as scientifically credible and cost-effective by consumers and the marketing success of its collaborative partner.

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

For the three months ended March 31, 2009 and 2008, approximately 59.2% and 48%, respectively, of the consumer products revenue was from a single customer. As of March 31, 2009 and December 31, 2008, approximately 52.3% and 47.6% respectively, of the trade accounts receivable was from that same customer.

During the three months ended March 31, 2009, the majority of the Company’s consumer products were sourced from three suppliers. The Company pays a contracted rate per completed unit for each product. The suppliers are responsible for procuring raw materials and packaging finished products. If the Company is unable to maintain the relationship with these suppliers, it will need to find an alternative.

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

We currently have two primary business segments that include:

•                  Personalized Health Segment — this segment conducts, researches, develops, market and sells genetic test panels primarily in inflammatory and metabolic areas to provide better insight into health, wellness and disease.

•                  Consumer Products Segment — comprising the Alan James Group (AJG) business, is focused on developing, selling and marketing nutritional supplements and products into retail consumer channels.

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

In 2006, sales of our personalized health products began under marketing and other business arrangements with Alticor. Alticor represents a significant customer representing virtually all of our Personalized Health Segment revenues and over 18% of consolidated revenues in the first quarter of 2009.

Our Consumer Products Segment sells branded nutritional products, including Ginsana®, Ginkoba™, and Venastat® through the nation’s largest food, drug and mass retailers and contributed over 82% of the consolidated revenues to our business in the three months ended March 31, 2009. Customer concentration in our Consumer Products Segment is high and our largest customer accounted for approximately 59% of revenues in that segment.

We have traditionally spent approximately $3-4 million annually on research and development. We expect to continue spending at this level in 2009. We expect to complete our research agreements with Alticor in 2009 and dedicate more of our resources to our own product development efforts. Our current development programs focus on obesity, heart disease, osteoporosis, osteoarthritis, skin aging, sports nutrition and weight management genetic risk assessment tests, as well as new proprietary supplements for distribution through our Consumer Products Segment. We expect that these programs will also lead to the personalized selection of nutritional and therapeutic products and provide consumers and healthcare professionals with better preventive product alternatives. We are in the process of developing our own brand of genetic test products for launch with partners and on our own. As a result, corporate selling, general, marketing and administrative expenses associated with the launch of this new brand of genetic test products is likely to increase in 2009. We currently have borrowings available under our credit line of $10.3 million, which permits borrowing any time prior to March 31, 2010. We expect to be able to fund our operations through at least the next twelve months with revenue from product sales and borrowings from our credit facility. Current unfavorable economic conditions have had a negative effect on our consumer product sales, which may impact the funding of projects in development. We continue to monitor our spending accordingly.

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

On February 25, 2008, we entered into a new research agreement with Access Business Group International LLC (ABG), a subsidiary of Alticor. The research agreement encompasses four primary areas: osteoporosis, cardiovascular disease, nutrigenomics, and dermagenomics. We will be conducting various clinical studies, which shall be fully funded by Alticor. On January 31, 2009, the Company entered into an amendment to research agreement (RA8) with ABG. The amendment extends the term from a maximum of six months to eight months terminating on September 30, 2009. The Company received an additional $200,316 on March 31, 2009 per the amendment to complete ongoing research.

Some of the clinical studies aim to correlate SNP gene variations to the risk of osteoporosis or cardiovascular disease in Asian populations. Other studies conducted in North American populations will seek to identify genetic factors that influence athletic performance (nutrigenomics) and skin health, such as wrinkles, elasticity, aging (dermagenomics), for the purpose of developing products to enhance healthy aging. Under the terms of the research agreement (RA8), ABG paid us $1.2 million during 2008 for the research. In addition, we recognized approximately $800,000 of deferred receipts which were unused from prior research agreements with Alticor.

In our Personalized Health Segment, the competition is in flux and the markets and customer base are not well established. Adoption of new technologies by consumers requires substantial market development and customer education. Historically we have placed a significant focus of this effort in our relationship with our primary customer, Alticor, a significant direct marketing company. Our challenge in 2009 and beyond will be to work to develop this market. We have begun to allocate considerable resources to our own brand of consumer products. We cannot predict any fluctuations we may experience in our test revenues or whether revenues derived from Alticor related to the heart health and general nutrition genetic tests will be sustained in future periods. As part of our strategy to partner with the companies in the pharmaceutical and biotechnology industries, we have recently entered into a research collaboration with a biotechnology company for biomarker research for an inflammatory disease.

In our Consumer Product Segment, the nutritional products and supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions. The success of new product offerings depends upon a number of factors, including: the state of the economy; accurately anticipating customer needs; innovating and developing new products; successfully commercializing new products in a timely manner; pricing our products competitively; manufacturing and delivering our products in sufficient volumes and in a timely manner; and differentiating our product offerings from those of our competitors.

In the first quarter of 2009, the aggregate sales of our brand name nutritional products, including Ginkoba™, Ginsana®, and Venastat® in our Consumer Products Segment demonstrated a decrease from the same period in the prior year which we believe is due to current economic conditions. We believe that retailers are carrying lower inventory levels which have had a negative impact on our quarter sales figures. In addition, we believe that consumers are spending less. We face competition with private label offerings as well as other branded product introductions. Further, our opportunities for new distribution on the existing product lines are limited. Increased growth, we believe will be more dependent on our ability to adapt to changing consumer trends with the introduction of new products, making customers more aware of our products or improvements to existing products.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $1.7 million and borrowings available under our credit facilities of $10.3 million which permits borrowing at any time prior to March 31, 2010.

Cash used in operations was $2.7 million for the three months ended March 31, 2009 as compared to $2.5 million for the three months ended March 31, 2008. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables, inventory levels and the timing of payments to suppliers. A significant use of cash in the three months ended March 31, 2008 was a payment of $1.2 million, relating to the settlement of purchase obligations with the Alan James Group, $0.6 million of which had been accrued prior to 2008 and is reflected as being paid in net cash used in operating activities in the three months ended March 31, 2009. The remaining $0.6 million is reflected in net cash used in investing activities as described below. Net cash used in operations for the three months ended March 31, 2008 without the settlement payment of $0.6 million was $1.9 million. The increase of $0.8 million is primarily attributable to increased inventory resulting from a decrease in sales of our consumer products combined with increased costs relating to increased advertising and promotion in both of our segments as well as expenses relating to increased headcount. During the three months ended March 31, 2009 $0.2 million was added to inventory levels as compared to the three months ended March 31, 2008. The increase is primarily attributable to higher inventory levels resulting from a slow down in consumer product sales during the first quarter of 2009. We continue to monitor inventory levels and will adjust spending accordingly.

Cash used in investing activities was $0.5 million for the three months ended March 31, 2009 compared to $0.7 million for the three months ended March 31, 2008. The most significant use of cash in investing activities during the three months ended March 31, 2008 was the settlement of claims related to the acquisition of the assets and business of the Alan James Group as described above. As a result of the settlement, we paid additional consideration of $0.6 million. Capital additions were $0.5 million for the three months ended March 31, 2009 compared to $9 thousand for the three months ended March 31, 2008. The increase in capital additions primarily consists of new commercial laboratory equipment installed and validated in the first three months of 2009 allowing high volume processing of genetic test samples.

Cash provided by financing activities was $40 thousand for the three months ended March 31, 2009 compared to $2 thousand for the three months ended March 31, 2008. We received $40 thousand from the exercise of stock options and stock purchases through the employee stock purchase plan.

On December 23, 2008, we were notified of our failure to comply with the NYSE Amex, LLC’s (the Exchange) continued listing standards under section 1003 of the Company Guide. Specifically, the Exchange noted our failure to comply with section 1003(a)(iii) of the Company Guide because our stockholders’ equity was less than $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years. The notice was based on a review by the Exchange of publicly available information, including the Company’s quarterly report on From 10-Q for the quarter ended September 30, 2008. As of December 31, 2008 the Company’s stockholders equity was $4.5 million. On January 27, 2009 we submitted a plan to the exchange to meet the continued listing requirements. The plan consists of several elements, but is primarily focused on increasing the sales of our products and services and raising additional equity capital.  On March 27, 2009, we were notified that the Exchange found our plan to regain compliance with the continued listing standards to be unacceptable. We filed an appeal for an oral hearing and submitted a revised plan to the Exchange. On May 11, 2009 the Exchange notified us that the Exchange accepted our redrafted plan of compliance, without a hearing, and granted us an extension until December 31, 2009 to regain compliance with the continued listing standards. The Exchange will periodically review our progress. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension could result in delisting from the Exchange.

We currently do not have any commitments for any additional material capital purchases.

We currently generate operating cash by sales of consumer products, genetic tests, royalties, and reimbursements for funded research. The amount of operating cash we generate is not currently sufficient to continue to fund and grow our operations. In addition to funds generated by our income, we have available a $10.3 million credit line with Alticor, our major investor. Cash we receive from customers and pay to vendors is relatively stable from period to period due to the nature of our consumer products business. Clinical studies and other research and development activities may require cash outflows that depend on the timing of activities.

We believe that our cash on hand and line of credit availability from Alticor will be sufficient to fund our operations and meet our overall strategic plan for at least the next twelve months. We will need to raise additional capital, if market conditions permit, to continue investment in new product development, to improve our distribution channels, to maintain our listing on the NYSE Alternext US, and other aspects of our overall strategic plan. The current status of the financial markets may adversely affect our ability to raise additional capital in the markets.

We have no financial covenants as part of our credit facility with Alticor. We currently have $4.0 million outstanding under the credit facility, which is reflected as long term debt on our balance sheet and is convertible, at the option of Pyxis into shares of our common stock. We anticipate drawing down additional funds available under our credit facility in the foreseeable future.

Results of Operations (000’s)

	Three Months Ended March 31,
	2009	2008
Personalized Health:
Genetic Testing	$137,511	$101,752
Contract research & development	203,687	537,013
Other	6,266	3,107
Segment Total	347,464	641,872
Consumer Products	1,547,531	2,012,651
Total Revenue	$1,894,995	$2,654,523
Cost of revenue	$1,042,699	$1,335,972
Gross margin	$852,296	$1,318,551
Gross margin percent	45.0%	49.7%

Three Months Ended March 31, 2009 and March 31, 2008

Total revenue for the three months ended March 31, 2009 was $1.9 million compared to $2.7 million for the three months ended March 31, 2008. The decrease of $0.8 million, or 28.6%, is primarily attributable to a decrease in consumer product revenue and a decrease in contract research revenue, offset by an increase in genetic test revenue and royalty revenue. During the three months ended March 31, 2009, sales of consumer products were impacted negatively by current unfavorable economic conditions. We believe retailers are stocking less inventory and consumers continue to monitor their spending patterns more aggressively than in recent years. Contract research revenue decreased to $0.2 million in the three months ended March 31, 2009 compared to $0.5 million in the three months ended March 31, 2008. The decrease is primarily attributable to timing of our reimbursable research projects. Genetic testing revenue increased to $0.14 million, or 35.1%, in the three months ended March 31, 2009, compared to $0.10 million in the three months ended March 31, 2008. The increase is primarily attributable to a health and wellness pilot program that incorporates genetic testing into a customer’s benefit plan for their employees completed in the first quarter of 2009. Genetic testing revenue is a result of tests sold and processed which is driven by consumer demand. Contract research revenue is recognized when Alticor sponsored research expenses are incurred.

We have two significant customers. In our Personalized Health Segment, our significant customer, Alticor, which is our principal shareholder, represented approximately 96% and 99%, respectively, of revenues in the three months ended March 31, 2009 and 2008. In our Consumer Products Segment, our other significant customer represented approximately 59% and 48%, respectively of revenues at March 31, 2009 and 2008.

Cost of revenue for the three months ended March 31, 2009 was $1.0 million or 55.0% of revenue compared to $1.3 million or 50.3% for the three months ended March 31, 2008. In our Personalized Health Segment, cost of revenue for the three months ended March 31, 2009 was $0.3 million, or 87.8% of its revenue, compared to $0.2 million, or 36.6% of its revenue, for the three months ended March 31, 2008. The significant increase in the cost of revenue as a percentage of revenue in our Personalized Health Segment is primarily attributable to fixed costs associated with our genetic testing laboratory not withstanding changes in our revenue. Fixed costs were impacted during the three months ended March 31, 2009 by the purchase and installation of new high volume genetic testing equipment. Increased costs associated with this equipment are recognized in the first quarter of 2009 where no such costs were recognized in the first quarter of 2008. The equipment will allow for higher volume processing, which will be absorbed with changes in volume of tests performed. In our Consumer Products Segment, cost of revenue for the three months ended March 31, 2009 was $0.7 million or 47.7% of its revenue, compared to $1.1 million, or 54.7% of its revenue, for the three months ended March 31, 2008. The decrease of $0.4 million is primarily attributable to decreased consumer product sales which we believe is attributable to current unfavorable economic conditions. The corresponding decrease in cost of revenue as a percentage of revenue in our Consumer Products Segment is attributable to the mix of products sold having a lower cost in the three months ended March 31, 2009 compared with the same period in 2008.

Gross margin for the three months ended March 31, 2009, was $0.9 million, or 45.0%, compared to $1.3 million, or 49.7%, for the three months ended March 31, 2008. In our Personalized Health Segment gross margin for the three months ended March 31, 2009, was $0.04 million, or 12.2%, compared to $0.4 million, or 63.4%, for the three months ended March 31, 2008. The decrease in gross margin of $0.3 million is primarily attributable to the fixed costs associated with our genetic testing laboratory which remain constant with changes in revenue. In addition gross margin in our Personalized Health Segment was affected by lower research reimbursement revenue. In our Consumer Products Segment gross margin was $0.8 million, or 52.3%, for the three months ended March 31, 2009, compared to $0.9 million, or 45.3%, for the three months ended March 31, 2008. The decrease of $0.1 million is primarily attributable to decreased sales of our consumer products. Gross margin as a percentage of revenue increased as a result of the mix of products sold having a lower cost in the three months ended March 31, 2009 compared with the same period in 2008.

Research and development expenses were $0.9 million for the three months ended march 31, 2009 compared to $0.8 million for the three months ended March 31, 2008. The increase of $0.1 million is primarily attributable to expenses relating to our patent portfolio.

Selling, general and administrative expenses were $2.0 million for the three months ended March 31, 2009, compared to $2.1 million for the three months ended March 31, 2008. The decrease of $0.1 million is primarily attributable to reduced expenses relating to administrative support consultants offset by increased promotional and advertising expenses in both our Personalized Health Segment and Consumer Products Segment, plus additional compensation expenses due to our increased headcount.

Amortization of intangible assets remained unchanged at $0.3 million for the three months ended March 31, 2009 and 2008. Amortization expense is associated with the basis of intangible assets we acquired from the Alan James Group combined with patents relating to our technology in development.

Total other expense was $36,000 for the three months ended March 31, 2009 as compared to other income of $52,000 for the three months ended March 31, 2008. The increase in expense of $88,000 is primarily attributable to interest expense associated with borrowings on our credit line with Alticor and lower interest being earned on available cash balances. Financial market conditions have significantly reduced the interest rate we earn on our cash and cash equivalent balances.

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

Revenue Recognition:

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test.

Revenue from product sales is recognized when there is persuasive evidence of an arrangement, delivery has occurred and title and risk of loss have transferred to the customer, the sales price is determinable and collectability is reasonably assured. We have no consignment sales. Product revenue is reduced for allowances and adjustments, including returns, discontinued items, discounts, trade promotions and slotting fees.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $25.3 million as of March 31, 2009, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, we may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

In January 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (FIN 48). FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. At March 31, 2009, we reviewed all material tax positions for all years open to statute and for all tax jurisdictions open to statute to determine whether it was more likely than not that the positions taken would be sustained based upon the technical merits of those positions. The implementation of FIN 48 had no impact on our financial statements.

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

Recent Accounting Pronouncements:

Please see our discussion of “Recent Accounting Pronouncements” in Note 3. Significant Accounting Policies contained in the Notes to Condensed Consolidated Financial Statements elsewhere in this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2009, the only financial instruments we carried were cash and cash equivalents denominated in U.S. Dollars. We believe the market risk arising from holding these financial instruments is not material. While we recognize that the interest rates these instruments bear are currently at historically low levels, we believe it is most prudent to maintain these relatively low risk positions during this time of unprecedented volatility and uncertainty across the global financial markets.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                          Legal Proceedings.

Not applicable.

Item 1A.                 Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I — Item 2 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors” of our 2008 Annual Report on Form 10-K. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.                          Defaults Upon Senior Securities.

Not applicable.

Item 4.                          Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.                          Other Information.

Item 6.                          Exhibits.

Exhibit Number	Exhibit
10.1

Amended and Restated Note Purchase Agreement between the Company and Pyxis Innovations Inc. dated March 10, 2009 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on March 13, 2009.

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

INTERLEUKIN GENETICS, INC.

Date: May 14, 2009	By:	/s/ Lewis H. Bender
Lewis H. Bender
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2009	By:	/s/ ELIOT M. LURIER
Eliot M. Lurier
Chief Financial Officer
(Principal Financial Officer)