Form 10-Q
period 2009-06-30
INTERLEUKIN GENETICS INC
filed 2009-08-13
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, par value $0.001 per share	32,064,833

INTERLEUKIN GENETICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I —FINANCIAL INFORMATION

Item 1.     Financial Statements

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$851,526	$4,952,481
Accounts receivable from related party	39,238	35,167
Trade accounts receivable	10,480	8,219
Inventory	77,360	—
Prepaid expenses and other current assets	223,609	162,834
Due on sale of Alan James Group Business	4,372,292	—
Current assets of discontinued operations	85,814	1,707,583
Total current assets	5,660,319	6,866,284
Fixed assets, net	932,528	435,480
Intangible assets, net	803,217	889,941
Other assets	238,001	38,001
Other assets of discontinued operations	—	3,924,682
Total assets	$7,634,065	$12,154,388
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$604,250	$884,421
Accrued expenses	566,794	197,023
Deferred receipts	239,283	403,475
Accrued expenses related to funded research and development projects	22,056	22,056
Liabilities of discontinued operations	2,689,810	2,159,986
Total current liabilities	4,122,193	3,666,961
Convertible long term debt	5,000,000	4,000,000
Deferred tax liability	—	5,000
Total liabilities	9,122,193	7,671,961
Stockholders’ (deficit) equity:
Convertible preferred stock, $0.001 par value — 6,000,000 shares authorized; 5,000,000 shares of Series A issued and outstanding at June 30, 2009 and December 31, 2008; aggregate liquidation preference of $18,000,000 at June 30, 2009	5,000	5,000
Common stock, $0.001 par value — 100,000,000 shares authorized; 32,010,837 and 31,799,381 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	32,011	31,799
Additional paid-in capital	85,655,171	85,458,334
Accumulated deficit	(87,180,310)	(81,012,706)
Total stockholders’ (deficit) equity	(1,488,128)	4,482,427
Total liabilities and stockholders’ (deficit) equity	$7,634,065	$12,154,388

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Revenue from related party	$205,739	$493,022	$540,277	$1,133,639
Revenue from others	17,254	28,597	30,180	29,852
Total revenue	222,993	521,619	570,457	1,163,491
Cost of revenue	301,875	208,457	606,847	443,241
Gross profit (loss)	(78,882)	313,162	(36,390)	720,250
Operating expenses:
Research and development	874,192	708,855	1,755,748	1,522,226
Selling, general and administrative	1,334,472	1,208,325	2,813,625	2,667,637
Amortization of intangibles	28,863	22,841	57,727	44,341
Total operating expenses	2,237,527	1,940,021	4,627,100	4,234,204
Loss from operations	(2,316,409)	(1,626,859)	(4,663,490)	(3,513,954)
Other income (expense):
Interest income	949	28,356	9,165	91,908
Interest expense	(35,350)	(18,410)	(67,404)	(29,432)
Total other income (expense)	(34,401)	9,946	(58,239)	62,476
Net loss from continuing operations before income taxes	(2,350,810)	(1,616,913)	(4,721,729)	(3,451,478)
Benefit (provision) for income taxes	10,000	50	—	(6,000)
Net loss from continuing operations	$(2,340,810)	$(1,616,863)	$(4,721,729)	$(3,457,478)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(24,505)	(49,482)	(99,673)	(83,969)
Loss on sale of discontinued operations including impairment charge of $3,251,838 in 2009	(1,346,202)	—	(1,346,202)	—
Loss on discontinued operations	$(1,370,707)	$(49,482)	$(1,445,875)	$(83,969)
Net loss	$(3,711,517)	$(1,666,345)	$(6,167,604)	$(3,541,447)
Basic and diluted net loss per common share from:
Continuing operations	$(0.07)	$(0.05)	$(0.14)	$(0.11)
Discontinued operations	$(0.05)	—	$(0.05)	—
Net Loss	$(0.12)	$(0.05)	$(0.19)	$(0.11)
Weighted average common shares outstanding, basic and diluted	32,010,387	30,976,909	31,933,612	30,904,916

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Six Months Ended June 30, 2009

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional
	Shares	$0.001 par value	Shares	$0.001 par value	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2008 (Audited)	5,000,000	$5,000	31,799,381	$31,799	$85,458,334	$(81,012,706)	$4,482,427
Net loss	—	—	—	—	—	(6,167,604)	(6,167,604)
Common stock issued:
Stock grants	—	—	126,500	126	34,028	—	34,154
Employee stock purchase plan	—	—	72,456	73	13,474	—	13,547
Restricted stock awards	—	—	12,500	13	(13)	—	—
Stock-based compensation expense	—	—	—	—	149,348	—	149,348
Balance as of June 30, 2009	5,000,000	$5,000	32,010,837	$32,011	$85,655,171	$(87,180,310)	$(1,488,128)

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,167,604)	$(3,541,447)
Loss on disposal of discontinued operations	1,346,202	—
Net loss from discontinued operations	99,673	83,969
Net loss from continuing operations	(4,721,729)	(3,457,478)
Adjustments to reconcile net loss from continued operations to net cash used in operating activities:
Depreciation and amortization	240,232	178,071
Stock-based compensation expense	144,568	79,725
Changes in operating assets and liabilities, net of business sold:
Accounts receivable, net	(6,332)	3,322
Inventory	(77,360)	—
Prepaid expenses and other current assets	(60,774)	6,504
Accounts payable	(161,803)	228,223
Accrued expenses	369,771	(390,963)
Deferred revenue	(164,192)	(339,292)
Accrued expenses related to funded R&D	—	(70,000)
Deferred tax provision	—	6,000
Net cash used in operating activities of discontinuing operations	(60,480)	(96,270)
Net cash used in operating activities	(4,498,099)	(3,852,158)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(679,555)	(22,986)
Other assets	28,998	(114,719)
Settlement of claims relating to the acquisition of the assets and business of the Alan James Group, LLC	—	(600,000)
Net cash used in investing activities	(650,557)	(737,705)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,000,000	4,000,000
Proceeds from exercises of rights offering, stock warrants, options and employee stock purchase plan	47,701	9,040
Net cash provided by financing activities	1,047,701	4,009,040
Net decrease in cash and cash equivalents	(4,100,955)	(580,823)
Cash and cash equivalents, beginning of period	4,952,481	7,646,468
Cash and cash equivalents, end of period	$851,526	$7,065,645
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$61,300	$100,803
Cash paid for interest	$67,404	$30,488
Supplemental disclosures of non-cash investing activities:
Receivable for discontinued operations	$4,572,292	$—

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

The condensed consolidated financial statements include the accounts of Interleukin Genetics, Inc. (the Company), and its wholly-owned subsidiaries, as of June 30, 2009 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the six months ended June 30, 2009 include results from continuing operations. Prior to the opening of business on July 1, 2009 the Company and its wholly-owned subsidiary AJG Brands, Inc. sold substantially all of the Alan James Group Business and assets of AJG Brands, Inc. Operating results for AJG Brands, Inc. are reflected in discontinued operations. Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

Note 3—Discontinued Operations and Pro Forma Financial Information

Prior to the opening of business on July 1, 2009, the Company and its wholly-owned subsidiary, AJG Brands, Inc. entered into an asset purchase agreement with Nutraceutical Corporation and Pep Products, Inc., a wholly-owned subsidiary of Nutraceutical Corporation, pursuant to which substantially all of the Alan James Group business and assets of AJG Brands, Inc. were sold to Pep Products, Inc. for an aggregate sale price of $4,572,292. The proceeds consist of a $200,000 holdback reflected in other assets and $4,372,292 cash due which is reflected in current assets until received on July 1, 2009. The assets sold consisted primarily of accounts receivable, inventories, property and equipment and other assets related to the business, which primarily develops, markets and sells nutritional supplements and related products into retail consumer channels. The buyer did not assume accounts payable and accrued liabilities. Subsequent to the closing, AJG Brands, Inc.’s name was changed to Interleukin Brands, Inc. (“IBI”). The assets remaining in IBI consist primarily of certain remaining accounts receivable and inventory. All remaining accounts receivable and inventory has been fully reserved for.

At June 30, 2009 the Company recognized a loss on the sale of discontinued operations of $1,346,202. This includes a gain on the sale of net tangible assets of $2,579,879, direct costs of the disposition of $674,243 and a loss from the permanent impairment of all remaining AJG Brands, Inc.’s intangible assets in the amount of $3,251,838.

AJG Brands, Inc.’s sales reported in discontinued operations for the three months and six months ended June 30, 2009 were $2,032,638 and $3,580,169, respectively, and for the three months and six months ended June 30, 2008 were $1,954,616 and $3,967,267, respectively.

The following is a summary of the net assets sold at the close of business on June 30, 2009.

Accounts receivable	$1,114,835
Inventories	783,512
Property and equipment, net	21,073
Other assets	72,993
Net tangible assets sold of discontinued operations	$1,992,413

The following pro forma condensed consolidated financial information gives effect on a pro forma basis to the disposition of substantially all of the Alan James Group business and assets:

	For the Six Months Ended June 30, 2009
	Combined	Discontinued operations	Continued operations
Revenues	$4,150,626	$(3,580,169)	$570,457
Cost of Revenues	2,499,662	(1,892,815)	606,847
Research and Development	1,755,748	—	1,755,748
Selling, General and Administrative	3,917,778	(1,104,153)	2,813,625
Amortization of Intangibles	675,102	(617,375)	57,727
Total Expenses	8,848,290	(3,614,343)	5,233,947
Loss From Operations	(4,697,664)	34,174	(4,663,490)
Interest Income	9,165	—	9,165
Interest Expense	(67,404)	—	(67,404)
Gain (Loss) On Sale Of Assets	(1,358,701)	1,358,701	—
Net loss Before Income Taxes	(6,114,604)	1,392,875	(4,721,729)
Provision For Income Taxes	(53,000)	53,000	—
Net Loss	(6,167,604)	1,445,875	(4,721,729)
Basic and Diluted Net Loss Per Common Share	$(0.19)	$0.05	$(0.14)
Weighted Average Common Shares Outstanding	31,933,612	31,933,612	31,933,612

	For the Six Months Ended June 30, 2008
	Combined	Discontinued operations	Continued operations
Revenues	$5,130,758	$(3,967,267)	$1,163,491
Cost of Revenues	2,642,447	(2,199,206)	443,241
Research and Development	1,522,226	—	1,522,226
Selling, General and Administrative	3,888,737	(1,221,100)	2,667,637
Amortization of Intangibles	661,714	(617,373)	44,341
Total Expenses	8,715,124	(4,037,679)	4,677,445
Loss From Operations	(3,584,366)	70,412	(3,513,954)
Interest Income	91,908	—	91,908
Interest Expense	(30,489)	1,057	(29,432)
Net loss Before Income Taxes	(3,522,947)	71,469	(3,451,478)
Provision For Income Taxes	(18,500)	12,500	(6,000)
Net Loss	(3,541,447)	83,969	(3,457,478)
Basic and Diluted Net Loss Per Common Share	$(0.11)	$0.00	$(0.11)
Weighted Average Common Shares Outstanding	30,904,916	30,904,916	30,904,916

Note 4—Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Interleukin Genetics, Inc., and its wholly-owned subsidiaries, Interleukin Genetics Laboratory Services, Inc. and Interleukin Brands, Inc., formerly AJG Brands, Inc. doing business as the Alan James Group. All intercompany accounts and transactions have been eliminated. In 2008 the Company has separately disclosed the operating portion of cash flows attributable to discontinued operations, which in prior periods were reported in a combined basis as a single amount.

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

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of June 30, 2009 and December 31, 2008, the Company has deferred receipts of $38,224 and $80,000, respectively, for tests that have been prepaid but results have not yet been reported.

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

Allowance for Sales Returns

The Company’s revenue is affected by retailers’ right to return products. For product sales for which the Company believes it can reasonably and reliably estimate future returns, it recognizes revenue at the time of sale. For product sales for which the Company cannot reasonably and reliably estimate future returns, such as new products, the Company defers revenue recognition until the return privilege has substantially expired or the amount of future returns can be reasonably and reliably estimated. As of June 30, 2009 and December 31, 2008, the Company has deferred $71,423 and $78,627, respectively, of revenue for sales for which it cannot reasonably and reliably estimate future returns.

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

Pursuant to the asset purchase agreement in connection with the Company’s sale of substantially all of the Alan James Group business and assets, the Company has fully accrued for the approximately $150,000 of agreed upon trade promotions implemented prior to June 30, 2009.

Accounts Receivable

Trade accounts receivable are stated at their estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its Consumer Product Segment customers a 2% cash discount if payment is made within 30 days of the invoice date, however, most customers take the discount regardless of when payment occurs. As of June 30, 2009 and December 31, 2008, the Company has reduced trade accounts receivable by $17,172 and $13,364, respectively, for discounts anticipated to be taken. The Company provides for an allowance for estimated bad debts based on management’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable. As of June 30, 2009 and December 31, 2008, the Company has provided an allowance for uncollectible accounts of $180,605 and $6,696, respectively. The reserve of $180,605 at June 30, 2009 consists of the balance of the non-acquired accounts related to the sale of AJG Brands, Inc.

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

Inventory on hand includes items not acquired as part of the sale of substantially all of the assets and business of AJG Brands, Inc. Inventory primarily consisted of the following at June 30, 2009 and December 31, 2008:

	2009	2008
Raw materials	$95,342	$93,544
Finished goods	86,435	734,576
Inventory reserve	(104,417)	—
Total inventory, net	$77,360	$828,120

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

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of $24.6 million as of June 30, 2009, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

Due to recent changes in Massachusetts corporate income tax regulations, the Company will be filing on a combined basis with Alticor affiliated entities on a go-forward basis and, as a result, net operating losses will be fully utilized at June 30, 2009. The combined filing will have no impact on the Company’s financial statements due to the full valuation allowance that offsets any deferred tax assets.

The Company complies with the provisions of the Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transitions. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions during the six months ended June 30, 2009.

Research and Development

Research and development costs are expensed as incurred.

Advertising Expense

Advertising costs are expensed as incurred. During the six months ended June 30, 2009 and 2008 advertising expense was $311,694 and $449,427, respectively.

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

	As of June 30,
	2009	2008
Options outstanding	2,176,767	2,054,073
Warrants outstanding	400,000	400,000
Convertible preferred stock	28,160,200	28,160,200
Convertible debt	880,545	704,436
Total	31,617,512	31,318,709

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During the six months ended June 30, 2009, and 2008, there were no items other than net loss included in the comprehensive loss.

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

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 requires that the Company evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Any write-downs, based on fair value, are to be treated as permanent reductions in the carrying amount of the assets. The Company believes that no impairment exists related to the Company’s long-lived assets at June 30, 2009.

Intangible Assets

The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires impairment tests be periodically repeated and on an interim basis, if certain conditions exist, with impaired assets written down to fair value. An analysis performed by management on December 31, 2007, determined that the indefinite lived trademarks had a current fair market value of $764,000. Management adjusted the book value of the indefinite lived trademarks to reflect this $236,000 impairment in value. See Note 2 for adjustments of intangible assets related to the settlement effective March 25, 2008. The Company determined that due to the sale of substantially all of the Alan James Group business and assets of its wholly-owned subsidiary, AJG Brands, Inc., prior to the opening of business on July 1, 2009, the remaining $3,251,838 of intangible assets became permanently impaired and were expensed.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a U.S. GAAP framework for measuring fair value, and expands financial statement disclosures about fair value measurements. We adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities. The adoption of this standard had no material impact on our results of operations or financial condition. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities (non-financial terms) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS 157 was deferred until fiscal years beginning after

November 15, 2008. The adoption of this standard as of January 1, 2009 had no material effect on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS 159 on January 1, 2008. The Company has not elected to account for any of its assets or liabilities using the fair value option under SFAS 159 and accordingly, the adoption of SFAS 159 did not have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations Statement 141R (SFAS 141(R)), a replacement of SFAS No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fairly valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. The adoption of this standard as of January 1, 2009 had no material effect on our results of operations or financial condition although the new standard could materially change the accounting for business combinations consummated subsequent to that date.

In December 2007, the FASB issued Statement of Financial Accounting Standards SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (SFAS 160). SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interest in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. The adoption of SFAS 160 as of January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The guidance in EITF 07-1 defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement). The consensus in EITF 07-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The consensus requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable. The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis. The adoption of EITF 07-1 did not have a significant effect on our financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP 142-3 on January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

In November 2008, the FASB issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 seeks to clarify how to account for defensive intangible assets, or those intangible assets acquired in a business combination that an entity does not intend to actively use but does intend to prevent others from using, subsequent to initial measurement. EITF 08-7 is effective for all intangible assets acquired during the first fiscal year beginning on or after

December 15, 2008. Early adoption is not permitted. The impact of the adoption of EITF 08-7 will be dependent upon the type and structure of future transactions that the Company consummates.

In June 2009, the FASB issued SFAS no. 165, Subsequent Events, which established general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be used. It is effective for interim and annual periods ending after June 15, 2009. The Company evaluated its June 30, 2009 financial statements for subsequent events through August 13, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (SFAS No. 166). In SFAS No. 166, the FASB improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS No. 166 shall be effective as of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Our adoption of SFAS No. 166 will not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). In SFAS No. 167, the FASB replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and requires additional disclosures about an enterprise’s involvement in variable interest entities. SFAS No. 167 shall be effective as of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company’s adoption of SFAS No. 167 will not have a material effect on its consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS No.168). SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles or GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), EITF, and related accounting literature. SFAS No.168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No.168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. As a result, SFAS No.168 is effective for the Company for the interim period ending September 30, 2009. The adoption of SFAS No. 168 will not have a material impact on the Company’s financial statements. However, the adoption of SFAS No. 168 will change the Company’s references to GAAP in its consolidated financial statements.

Note 5—Strategic Alliance with Alticor Inc.

Since March 2003, the Company has maintained a broad strategic alliance with several affiliates of the Alticor family of companies to develop and market novel nutritional and skin care products. The alliance initially included an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations. The alliance continues to evolve and recent events under the alliance are described in this Note 5.

On February 25, 2008, the Company entered into a research agreement (RA8) with an affiliate of Alticor, effective January 1, 2008, to expand the research being performed under its current agreements with Alticor through 2008. The Company received $1,200,000 during 2008 under the research agreement, on a time and materials basis. Additionally, in 2008 the Company recognized as revenue approximately $800,000 of previously deferred revenue. The Company recognized $119,047 in the three months ended June 30, 2009 and $402,280 in the three months ended June 30, 2008 from this agreement. In addition to the $800,000 of deferred revenue recognized under RA8, $168,254 of funds previously paid to the Company by Alticor under research agreement 3 (RA3) and research agreement 4 (RA4), for which no work has been performed, will not need to be repaid to Alticor by the Company. Since the Company performed no prior services relating to the $168,254 received from Alticor, and the Company is not required to perform any future services relating to these funds, the Company has determined that the funds should be classified as additional paid-in capital and are recorded as such on the Company’s balance sheet as such as of June 30, 2009.

On January 31, 2009, the Company entered into an amendment to the RA8. The amendment extends the term from a maximum of six months to eight months, terminating on September 30, 2009. The Company received an additional $200,316 on March 31, 2009 under the terms of the amendment to complete ongoing research, which was recognized as deferred revenue on the Company’s balance sheet as of March 31, 2009. At June 30, 2009, there was a balance of $201,059 in deferred revenue under RA8.

Note 6—Convertible Debt

On August 17, 2006, our existing credit facility with Pyxis Innovations Inc., an affiliate of Alticor (“Pyxis”), was amended to provide the Company with access to an additional $14,400,000 of working capital borrowings at any time prior to August 17, 2008. Any amounts borrowed bear interest at prime, require quarterly interest payments and will mature on August 16, 2011. The principal amount of any borrowing under this credit facility is convertible at Pyxis’ election into a maximum of 2,533,234 shares of common stock, reflecting a conversion price of $5.6783 per share.

On June 10, 2008, the Company borrowed $4,000,000 under this credit facility leaving $10,316,255 of available credit. On June 11, 2008, pursuant to the terms of the notes, Pyxis converted the indebtedness due on June 30, 2008, representing an aggregate principal amount of $595,336 and accrued interest of $7,450, into 943,032 shares of the Company’s common stock. On August 12, 2008, this credit facility was extended to permit borrowing at any time prior to March 31, 2009.

On March 11, 2009, the credit facility was amended to extend the availability of borrowings thereunder from March 31, 2009 until March 31, 2010.

On May 29, 2009, the Company borrowed $1,000,000 leaving $9,316,255 of available credit. At June 30, 2009, there was $5,000,000 in principal outstanding under the credit facility.

On August 10, 2009, the credit facility was extended to permit borrowings at anytime prior to January 1, 2011.

Note 7—Commitments and Contingencies

Acquisition of Databases

In connection with the research agreement with Alticor dated March 5, 2003, the Company is obligated to purchase two clinical databases. As of June 30, 2004, the Company determined that this obligation met the criteria for accrual under SFAS No. 5, Accounting for Contingencies, and estimated the cost of these two databases at $450,000. Accordingly, the Company recorded a liability and charged research and development expenses of $450,000 at that time. As of June 30, 2009 and 2008, the Company had cumulative expenditures of $427,944, associated with the acquisition of these databases. The Company believes that the acquisition of the databases will not exceed the amount that the Company has estimated, however actual amounts could differ.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its financial condition, results of operations or cash flows.

Note 8—Capital Stock

Authorized Preferred and Common Stock

At June 30, 2009, the Company had authorized 6,000,000 shares of $0.001 par value Series A Preferred Stock, of which 5,000,000 were issued and outstanding. At June 30, 2009, the Company had authorized 100,000,000 shares of $0.001 par value common stock of which 66,931,082 shares were outstanding or reserved for issuance. Of those, 32,010,837 shares were outstanding; 28,160,200 shares were reserved for the conversion of Series A Preferred to common stock; 880,545 shares were reserved for the conversion of the $5,000,000 of debt outstanding under the credit facility with Pyxis; 3,489,095 shares were reserved for the potential exercise of authorized and outstanding stock options; 400,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $2.50 per share which are exercisable currently until the expiration date of August 9, 2012; 349,728 shares were reserved for the potential exercise of rights held under the Employee Stock Purchase Plan; and 1,640,677 shares were reserved for the issuance upon the conversion of convertible notes that may be issued to Pyxis under the existing credit facility.

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its Common Stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them. The liquidation preference at June 30, 2009 was $18,000,000. After receiving this amount, the holders of the Series A Preferred Stock are entitled to participate on an as-converted basis with the holders of Common Stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s Common Stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of June 30, 2009, the Series A Preferred Stock was convertible into 28,160,200 shares of Common Stock reflecting a current conversion price of $0.3196 per share.

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

Note 9—Stock-Based Compensation Arrangements

Stock-based compensation arrangements consisted of the following as of June 30, 2009: three share-based compensation plans, restricted stock awards; an employee stock purchase plan; and employee compensation agreements. Total compensation cost that has been charged against income for stock-based compensation arrangements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock option grants beginning of period	$104,737	$16,531	$143,664	$28,829
Stock-based arrangements during the period:
Stock option grants	1,400	23,286	1,885	41,245
Restricted stock issued:
Employee stock purchase plan	1,229	—	2,174	273
Employment Agreements	—	3,750	1,625	11,656
	$107,366	$43,567	$149,348	$82,003

Stock option grants

The following table details stock option activity for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding, beginning of period	2,100,917	$2.33	1,366,406	$3.11
Granted	138,500	0.26	701,000	1.16
Exercised	—	—	—	—
Canceled	(48,900)	1.22	(8,333)	3.41
Expired	(13,750)	0.75	(5,000)	2.13
Outstanding, end of period	2,176,767	$2.23	2,054,073	$2.45
Exercisable, end of period	1,527,417	$2.78	1,425,073	$2.99

The Company’s share-based payments that result in compensation expense consist of stock option grants and shares issued under the Employee Stock Purchase Plan. During the six-month period ended June 30, 2009, the Company granted stock options under the 2000 Employee Stock Compensation Plan and the 2004 Employee, Director & Consultant Stock Plan. At June 30, 2009, the Company had an aggregate of 1,312,328 shares of Common Stock available for grant; including 37,382 shares under the 2000 Employee Stock Compensation Plan and 1,274,946 under the 2004 Employee, Director & Consultant Stock Plan. Each of these plans expires ten years from the date the plan was approved.

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

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are now deemed to be compensatory under SFAS No. 123R because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the six months ended June 30, 2009 and 2008, employees purchased 72,456 and 1,709 shares, respectively, of common stock at a weighted-average purchase price of $0.19 and $0.93, respectively, while the weighted-average fair value was $0.22 and $1.09 per share, respectively, resulting in compensation expense of $2,174 and $273, respectively.

Employment Agreements

On March 13, 2009 Lewis Bender received a cash bonus of $102,850 pursuant to his employment agreement and elected to receive $29,700 in 110,000 shares of our common stock. On March 13, 2009 Eliot Lurier received a cash bonus of $43,695 pursuant to his employment agreement and elected to receive $4,455 in 16,500 shares of our common stock. During the six months ended June 30, 2009, 12,500 shares of restricted stock vested pursuant to an employment agreement with Dr. Kornman. The recognition of compensation expense for this type of award did not change as a result of adopting SFAS

No. 123R on January 1, 2006. The Company measures the fair value of the shares, prior to issuance, based on the last reported price at which the Company’s common stock traded for the reporting period and compensation cost is recognized ratably over the employment period required to earn the stock award. At time of issuance, the Company will measure the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the issuance and will record a cumulative adjustment, if any.

A summary of stock compensation cost included in the statement of operations for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Continuing operations:
Cost of revenue	957	6,306	4,232	12,811
Research and development expenses	15,449	8,956	23,809	18,776
Selling, general and administrative expenses	88,518	26,026	116,529	48,137
Total continuing operations	104,924	41,288	144,570	79,724
Discontinued operations	2,442	2,279	4,778	2,279
Total	107,366	43,567	149,348	82,003

Restricted Stock Awards

Holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. Recipients of restricted stock awards are generally not required to pay any consideration to the Company for these restricted stock awards. The recognition of compensation expense for these awards did not change as a result of adopting SFAS No. 123R on January 1, 2006. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period. During each of the six months ended June 30, 2009 and 2008 the Company granted restricted stock awards of 12,500 shares under an employment agreement dated March 31, 2006.

Note 10—Segment Information

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), which establishes standards for reporting information about operating segments in annual and interim financial statements, and requires that companies report financial and descriptive information about their reportable segments based on management’s approach. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. As a result of the acquisition of the assets and business of the Alan James Group in August 2006 and until prior to the opening of business on July 1, 2009 when substantially all of the assets and business were sold, the Company had two reportable segments: Personalized Health and Consumer Products.

Through its Personalized Health business segment which is the only segment remaining after the sale of substantially all of the assets and business of the Alan James Group, the Company develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive measures.  The Company’s Consumer Products business segment was comprised of the Alan James Group business and assets of the Company’s wholly-owned subsidiary, AJG Brands, Inc., until it sold substantially all of the assets comprising that business segment prior to the opening of business on July 1, 2009.  Prior to the sale, the Company developed, marketed and sold nutritional products and engaged in related activities through the Consumer Products business segment. The Company’s principal operations and markets are located in the United States. The Company has no operations outside of the United States. For the six months ended June 30, 2009 and 2008, the Company had minimal royalty income derived from distributors outside the United States, minimal expenses derived from research partners outside the United States and minimal assets outside the United States. The Company does not believe that foreign currency exchange rate risk is material and does not use derivative financial instruments to manage foreign currency fluctuation risk.

Note 11—Industry Risk and Concentration

The Company develops genetic risk assessment tests under contract, performs research for its own benefit and provides research services to a collaborative partner. As of June 30, 2009, the Company has introduced four genetic risk assessment tests commercially. Two of the tests are branded and sold through the Company’s strategic partner — Alticor. Commercial success of the Company’s genetic risk assessment tests will depend on their success as scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partner.

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

Prior to the sale of substantially all of the Alan James Group business and assets of the Company’s wholly-owned subsidiary, AJG Brands, Inc., for the six months ended June 30, 2009 and 2008, approximately 52.1% and 48%, respectively, of the Company’s consumer products revenue was from a single customer. As of June 30, 2009 and December 31, 2008, approximately 38.4% and 36.1% respectively, of the trade accounts receivables were from that same customer.

During the six months ended June 30, 2009, the majority of the Company’s consumer products were sourced from three suppliers. The Company paid a contracted rate per completed unit for each product. The suppliers are responsible for procuring raw materials and packaging finished products.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this document.

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

During the three months ended June 30, 2009, we initiated a product launch and closed two significant transactions and that have impacted or we expect will impact our business.

First, on June 8, 2009, we announced the launch of our new Inherent Health™ brand of genetic tests and related programs including the first-of-its-kind test for weight management that identifies an individual’s genetic tendencies for weight gain and metabolism. In addition, the brand launch offers customers a full suite of affordable, easy-to-use and meaningful genetic tests in heart health, bone health, and nutritional needs, as well as PST®, the periodontal disease risk assessment test. To support the launch, we implemented a fully functional web presence with e-commerce capabilities. Genetic tests may be purchased through the website. A nationwide advertising campaign consisting of television, print and internet media is planned for the third quarter of 2009, which we anticipate will allow us to understand the proper media mix for this brand. A third party support and call center has been put in place in advance of the advertising campaign. We expect the initial phase of advertising to cost approximately $1.0 million and spending may continue into the foreseeable future. In addition to the web presence, we continue to look for other opportunities to increase sales, including partnerships.

Second, prior to the opening of business on July 1, 2009 we sold substantially all of the Alan James Group business and assets of our wholly-owned subsidiary AJG Brands, Inc. to Pep Products, Inc., a subsidiary of Nutraceutical Corporation, for approximately $4.6 million in cash. The proceeds consist of a $0.2 million holdback reflected in other assets and $4.4 million cash due which is reflected in current assets until received on July 1, 2009. The assets sold consisted primarily of accounts receivable, inventories, property and equipment and other assets related to the business. The buyer did not assume accounts payable and accrued liabilities. Subsequent to the closing, AJG Brands, Inc.’s name was changed to Interleukin Brands, Inc. (“IBI”). The assets remaining in IBI consist primarily of certain remaining accounts receivable and inventory. IBI will remain as a wholly-owned subsidiary of Interleukin until all remaining accounts receivable and inventory is settled or liquidated at which time we will determine whether to keep the subsidiary active. We expect this to occur in the next twelve months. We have fully reserved for all non-acquired inventory and accounts receivable assets in our financial statements. As a requirement of the transaction, we are prohibited from continuing to operate in a business competitive to the one previously conducted by AJG Brands, Inc., which primarily developed, marketed and sold nutritional supplements and related products into retail consumer channels. The sale of substantially all of the Alan James Group business and assets, which previously comprised the Consumer Products segment of our business, will allow us to focus our resources and attention exclusively on our Personalized Health business by developing new and selling our existing genetics tests to the growing personalized health market.

Third, on April 6, 2009, we entered into a licensing agreement with LABEC Pharma, S.L. to market and sell our Heart Health genetic test throughout Spain and Portugal. As part of the agreement, the test will be marketed by LABEC Pharma and the tests will be processed at our Clinical Laboratory Improvement Act of 1988 (CLIA) certified laboratory at our Corporate Headquarters in Waltham, Massachusetts. We will receive royalties and commercial milestone payments. As of June 30, 2009, no revenue has been recognized from the agreement. We expect to work with LABEC to obtain a CE mark by the end of 2009.

Up to and including June 30, 2009, we had two primary business segments that include:

•      Personalized Health Segment — this segment conducts, researches, develops, markets and sells genetic test panels primarily in inflammatory and metabolic areas to provide better insight into health, wellness and disease. Following the sale of substantially all of the Alan James Group business and assets prior to the opening of business on July 1, 2009, the Personalized Health segment became our only business segment.

•      Consumer Products Segment — this segment was comprised of the Alan James Group business assets, which we sold prior to the opening of business on July 1, 2009, and was focused on developing, selling and marketing nutritional supplements and products into retail consumer channels. Following the sale of substantially all of the Alan James Group business and assets, the Consumer Products segment ceased to exist.

The Personalized Health Segment contributes toward our overall mission of developing tests and products that can help individuals improve and maintain their health through preventive measures. We plan to pursue this by:

•      developing genetic risk assessment tests for use in multiple indications, countries and various demographics; and

•      processing genetic risk assessment tests in our CLIA-certified lab or in those of sublicensees.

In 2006, sales of our personalized health products began under marketing and other business arrangements with Alticor. Alticor is a significant customer, representing virtually all of our Personalized Health Segment revenues and over 9% of consolidated revenues in the three month ended June 30, 2009. With the launch of our Inherent Health™ brand of genetic tests and related programs in June 2009, we would expect that revenues from Alticor may represent a smaller percentage of our revenues from our Personalized Health Segment in the future, although we can provide no assurance that the launch of our own brand of genetic tests will be commercially successful.

Our Consumer Products Segment has sold branded nutritional products, including Ginsana®, Ginkoba™, and Venastat® through the nation’s largest food, drug and mass retailers and contributed over 90% of the consolidated revenues to our business in the three months ended June 30, 2009. Customer concentration in our Consumer Products Segment was high and our largest customer accounted for approximately 47% of revenues in that segment and approximately 52% of our consolidated revenues for the three months ended June 30, 2009.

We have traditionally spent approximately $3-4 million annually on research and development and expect to continue spending at this level for the foreseeable future. We expect to complete our research agreements with Alticor in 2009 and dedicate more of our resources to our own product development efforts. Our current development programs focus on obesity, heart disease, osteoporosis, osteoarthritis, skin aging, sports nutrition and weight management genetic risk assessment tests. We expect that these programs will also lead to the personalized selection of nutritional and therapeutic products and provide consumers and healthcare professionals with better preventive product alternatives. As a result of the launch of our Inherent Health™ Brand of genetic tests, we expect corporate selling, general, marketing and administrative expenses associated with our genetic test products to increase in the remainder of 2009 and beyond. We currently have borrowings available under our credit line of $9.3 million, which permits borrowing any time prior to January 1, 2011. We expect to be able to fund our operations through at least the next twelve months with revenue from product sales, borrowings from our credit facility and the cash proceeds from the sale of substantially all of the Alan James Group business and assets.

On February 25, 2008, we entered into our most recent research agreement, known as RA8, with Access Business Group International LLC (ABG), a subsidiary of Alticor. RA8 encompasses four primary areas: osteoporosis, cardiovascular disease, nutrigenomics, and dermagenomics. We will be conducting various clinical studies, which shall be fully funded by ABG. On January 31, 2009, the Company entered into an amendment to RA8, which extends the term from a maximum of six months to eight months terminating on September 30, 2009. We received an additional $200,316 on March 31, 2009 per the amendment to complete ongoing research. See financial statement footnote 5 for a discussion of our strategic alliance with Alticor. Some of the clinical studies being conducted and to be conducted under RA8 aim to correlate SNP gene variations to the risk of osteoporosis or cardiovascular disease in Asian populations. Other studies conducted in North American populations will seek to identify genetic factors that influence athletic performance (nutrigenomics) and skin health, such as wrinkles, elasticity, aging (dermagenomics), for the purpose of developing products to enhance healthy aging. Under the terms of RA8, ABG paid us $1.2 million during 2008 for the research. In addition, we recognized approximately $800,000 of revenue which was unused from prior research agreements with Alticor and its subsidiaries.

In our Personalized Health Segment, competition is in flux and the markets and customer base are not well established. Adoption of new technologies by consumers requires substantial market development and customer education. Historically, we have focused on our relationship with our primary customer, Alticor, a significant direct marketing company, in order to assist us in developing the market for our products and educating our potential customers. Our challenge in 2009 and beyond will be to develop the market for our own personalized health products. We have begun to allocate considerable resources to our own brand of consumer products, including the June 2009 launch of our new Inherent Health™ Brand of genetic tests and related programs. Due to the early stage of these initiatives, we cannot predict with certainty fluctuations we may experience in our test revenues or whether revenues derived from Alticor related to the heart health and general nutrition genetic tests will be sustained in future periods. As part of our strategy to partner with companies in the pharmaceutical and biotechnology industries, we have recently entered into a research collaboration with a biotechnology company for biomarker research for an inflammatory disease.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $0.9 million and borrowings available under our credit facility of $9.3 million, which permits borrowing at any time prior to January 1, 2011. In connection with the closing of the sale of substantially all of the Alan James Group business and assets of AJG Brands, Inc., prior to the opening of business on July 1, 2009, we received $4.4 million of cash proceeds on July 1, 2009.

Cash used in continuing operations was $4.5 million for the six months ended June 30, 2009, as compared to $3.9 million for the six months ended June 30, 2008. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables, inventory levels and the timing of payments to suppliers. A significant use of cash in the six months ended June 30, 2008 was a payment of $1.2 million, relating to the settlement of purchase obligations with the Alan James Group, $0.6 million of which had been accrued prior to 2008 and is reflected as being paid in net cash used in continuing operation activities in the six months ended June 30, 2008. The remaining $0.6 million is reflected in net cash used in investing activities of our continuing operations as described below. The increase of $0.6 million of cash used in continuing operations is primarily attributable to the increased costs related to the sale of substantially all of the Alan James Group business and assets of AJG Brands, Inc. prior to the opening of business on July 1, 2009, offset by no settlement payment being recognized in the three months ended June 30, 2009. Expenses of the sale consist of legal and closing fees of approximately $0.4 million and employee severance costs of approximately $0.5 million.

Cash used in investing activities of our continuing operations was $0.7 million for the six months ended June 30, 2009, compared to $0.7 million for the six months ended June 30, 2008. The most significant use of cash in investing activities during the six months ended June 30, 2008 was the settlement of claims related to the acquisition of the assets and business of the Alan James Group as described above. As a result of the settlement, we paid additional consideration of $0.6 million. Capital additions were $0.7 million for the six months ended June 30, 2009, compared to $23,000 for the six months ended June 30, 2008. The increase in capital additions primarily consists of new commercial laboratory equipment installed and validated in the first six months of 2009, which allows for high volume processing of genetic test samples.

Cash provided by financing activities of our continuing operations was $1.0 million for the six months ended June 30, 2009, compared to $4.0 million for the six months ended June 30, 2008. On May 29, 2009, we received proceeds from the issuance of a note payable in the amount of $1.0 million under our existing credit facility with Pyxis Innovations Inc., an affiliate of Alticor(“Pyxis”). On June 10, 2008 we received $4.0 million under the same credit facility. We received $48,000 and $9,000, respectively from the exercise of stock options and stock purchases through the employee stock purchase plan for the six months ended June 30, 2009 and June 30, 2008.

On December 23, 2008, we were notified of our failure to comply with the NYSE Amex, LLC’s, hereinafter referred to as the Exchange, continued listing standards under section 1003 of the Exchange’s Company Guide. Specifically, the Exchange noted our failure to comply with section 1003(a)(iii) of the Company Guide because our stockholders’ equity was less than $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years. The notice was based on a review by the Exchange of publicly available information, including our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008. As of December 31, 2008, our stockholders equity was $4.5 million. On January 27, 2009, we submitted a plan to the exchange to meet the continued listing requirements. The plan consists of several elements, but is primarily focused on increasing the sales of our products and services and raising additional equity capital. On March 27, 2009, we were notified that the Exchange found our plan to regain compliance with the continued listing standards to be unacceptable. We filed an appeal for an oral hearing and submitted a revised plan to the Exchange. On May 11, 2009, the Exchange notified us that the Exchange accepted our redrafted plan of compliance, without a hearing, and granted us an extension until December 31, 2009 to regain compliance with the continued listing standards. The Exchange will periodically review our progress toward regaining compliance. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by December 31, 2009 could result in delisting from the Exchange, which could significantly impact our ability to raise additional capital.

We currently do not have any commitments for any additional material capital purchases.

Prior to June 30, 2009, we generated operating cash by sales of consumer products, genetic tests, royalties, and reimbursements for funded research. Subsequent to June 30, 2009, pursuant to the asset purchase agreement with the Alan

James Group, we are prohibited from continuing to operate in a business competitive to the one previously conducted by AJG Brands, Inc., which primarily developed, marketed and sold nutritional supplements and related products into retail consumer channel. The amount of operating cash we generate is not currently sufficient to continue to fund and grow our operations. In addition to funds generated by our operations, we have a $14.3 million credit facility with Pyxis, under which we have $9.3 million in borrowings available as of June 30, 2009. Clinical studies and other research and development activities may require cash outflows that depend on the timing of activities.

We believe that our cash on hand and availability under our line of credit with Pyxis will be sufficient to fund our operations and meet our overall strategic plan for at least the next twelve months. We will need to raise additional capital, if market conditions permit, to continue investment in new product development, to improve our distribution channels, to maintain our listing on the NYSE Amex, LLC, and other aspects of our overall strategic plan. The current status of the financial markets may adversely affect our ability to raise additional capital.

We have no financial covenants as part of our credit facility with Pyxis. We currently have $5.0 million outstanding under the credit facility, which is reflected as long term debt on our balance sheet and is convertible, at the option of Pyxis into shares of our common stock at a price of $5.6783 per share. We anticipate drawing down additional funds available under our credit facility in the foreseeable future.

Results of Operations (000’s)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Personalized health — continuing operations
Genetic testing	$95,309	$90,993	$232,821	$192,745
Contract research & development	119,046	402,280	322,732	939,293
Other	8,638	28,346	14,904	31,453
Total revenue from continuing operations	222,993	521,619	570,457	1,163,491
Cost of revenue	$301,875	$208,457	$606,847	$443,241
Gross margin	$(78,882)	$313,162	$(36,390)	$720,250
Expenses:
Research & development	874,192	708,855	1,755,748	1,522,226
Selling, general & administrative	1,334,472	1, 208,325	2,813,625	2,667,637
Amortization of intangibles	28,863	22,841	57,727	44,341
Other (income) expense	34,401	(9,946)	58,239	(62,476)
Total expenses	$2,271,928	$1,930,075	$4,685,339	$4,171,728
Net loss from continuing operations before income taxes	$(2,350,810)	$(1,616,913)	$(4,721,729)	$(3,451,478)
Provision for income taxes	10,000	50	0	(6,000)
Net loss from continuing operations	$(2,340,810)	$(1,616,863)	$(4,721,729)	$(3,457,478)
Consumer products — discontinued operations
Consumer product revenue	$2,032,639	$1,954,616	$3,580,169	$3,967,267
Cost of revenue	1,155,087	1,098,018	1,892,815	2,199,206
Gross margin	$877,552	$856,598	$1,687,354	$1,768,061
Expenses:
Selling, general & administrative	548,370	597,180	1,104,153	1,221,100
Amortization of intangibles	308,687	308,687	617,375	617,373
Other expenses	1,346,202	213	1,358,701	1,057
Total expenses	$2,203,259	$906,080	$3,080,229	$1,839,530
Net loss from discontinued operations before income taxes	$(1,325,707)	$(49,482)	$(1,392,875)	$(71,469)
Provision for income taxes	(45,000)	0	(53,000)	(12,500)
Net loss from discontinued operations	$(1,370,707)	$(49,482)	$(1,445,875)	$(83,969)
Combined continuing and discontinued operations
Total revenue	$2,255,632	$2,476,235	$4,150,626	$5,130,758
Cost of revenue	1,456,962	1,306,475	2,499,662	2,642,447
Gross margin	$798,670	$1,169,760	$1,650,964	$2,488,311
Expenses:
Research & development	874,192	708,855	1,755,748	1,522,226
Selling, general & administrative	1,882,842	1,805,505	3,917,778	3,888,737
Amortization of intangibles	337,550	331,528	675,102	661,714
Other (income) expense	1,380,603	(9,733)	1,416,940	(61,419)
Total expenses	$4,475,187	$2,836,155	$7,765,568	$6,011,258
Net loss before income taxes	$(3,676,517)	$(1,666,395)	$(6,114,604)	$(3,522,947)
Provision for income taxes	(35,000)	50	(53,000)	(18,500)
Net loss	$(3,711,517)	$(1,666,345)	$(6,167,604)	$(3,541,447)

Three Months Ended June 30, 2009 and June 30, 2008

Continuing operations — personalized health

Total revenue from continuing operations for the three months ended June 30, 2009 was $0.2 million, compared to $0.5 million for the three months ended June 30, 2008. The decrease of $0.3 million, or 57.2%, is primarily attributable to decreases in royalty revenue and contract research revenue, offset by a small increase in genetic test revenue. Contract research revenue was $0.1 million in the three months ended June 30, 2009, compared to $0.4 million in the three months ended June 30, 2008. The decrease is primarily attributable to timing of our reimbursable research projects. Genetic testing revenue increased to $0.1 million, or 4.7%, in the three months ended June 30, 2009, compared to $0.09 million in the three months ended June 30, 2008. The increase is primarily attributable to the launch of our Inherent Health™ Brand of genetic tests, which commenced in June 2009. Genetic testing revenue is derived from tests sold and processed, which is driven by consumer demand. Contract research revenue is recognized when Alticor sponsored research expenses are incurred.

We have one significant personalized health customer. Our significant customer, Alticor, which is our principal shareholder, represented approximately 92% and 99%, respectively, of our revenues from continuing operations in the three months ended June 30, 2009 and 2008.

Cost of revenue from continuing operations for the three months ended June 30, 2009 was $0.3 million, or 135.4% of its revenue, compared to $0.2 million, or 40.0% of its revenue, for the three months ended June 30, 2008. The significant increase in the cost of revenue as a percentage of revenue is primarily attributable to increased fixed costs associated with our genetic testing laboratory notwithstanding changes in our revenue. Fixed costs were impacted during the three months ended June 30, 2009 by the purchase and installation of new high volume genetic testing equipment, which we expect to be absorbed with changes in volume of tests performed. Increased costs associated with this equipment are recognized in the second quarter of 2009, where no such costs were recognized in the second quarter of 2008. The equipment will allow for higher volume processing.

Gross margin from continuing operations for the three months ended June 30, 2009, was a loss of $0.1 million, or 35.4%, compared to a profit of $0.3 million, or 60.0%, for the three months ended June 30, 2008. The significant decrease in gross margin is primarily attributable to increased fixed costs associated with our genetic testing laboratory.

Research and development expenses from continuing operations were $0.9 million for the three months ended June 30, 2009, compared to $0.7 million for the three months ended June 30, 2008. The increase of $0.2 million is primarily attributable to increased expenses for patent, clinical trial expenses and separation costs which were offset by lower consulting expenses as compared to the three months ended June 30, 2008.

Selling, general and administrative expenses from our continuing operations were $1.3 million for the three months ended June 30, 2009, compared to $1.2 million for the three months ended June 30, 2008. The increase of $0.1 million is primarily attributable to the product development costs associated with our new Inherent Health™ Brand of genetic tests offset by decreased expenses relating to administrative support consultants.

Interest expense from continuing operations was $35,000 for the three months ended June 30, 2009, as compared to $18,000 for the three months ended June 30, 2008. The increase in interest expense of $17,000 is primarily attributable to interest expense associated with borrowings on our credit facility with Pyxis.

Interest income from continuing operations was $900 for the three months ended June 30, 2009 as compared to $28,000 for the three months ended June 30, 2008. The decrease in interest income of $27,000 is primarily attributable to the decrease in cash balance and lower interest being earned on available cash balances. The current financial market conditions have significantly reduced the interest rate we are able to earn on our cash and cash equivalent balances.

Discontinued operations — consumer products

Total revenue from consumer products in discontinued operations was $2.0 million for the three months ended June 30, 2009 compared to $1.9 million for the three months ended June 30, 2008. The increase of $0.1 million or 4% is primarily attributable to increased consumer product sales at retailers.  Even with this increase we believe retailers are stocking less inventory and consumers continued to monitor their spending patterns in these current unfavorable economic conditions.

In our Consumer Products Segment, our other significant customer represented approximately 47% and 48%, respectively, of revenues from discontinued operations in the three months ended June 30, 2009 and 2008.

Cost of revenue from discontinued operations for the three months ended June 30, 2009 was $1.2 million, or 56.8% of its revenue, compared to $1.1 million, or 56.2% of its revenue, for the three months ended June 30, 2008. The increase of $0.1 million, or 5.2%, is primarily attributable to increased consumer product sales.

Gross margin from discontinued operations was $0.9 million, or 43.2%, for the three months ended June 30, 2009, compared to $0.9 million, or 43.8%, for the three months ended June 30, 2008. Gross margin remained constant primarily as a result of sales mix from quarter to quarter.

Selling, general and administrative expenses from discontinued operations were $0.5 million for the three months ended June 30, 2009, compared to $0.6 million for the three months ended June 30, 2008. The decrease of $0.1 million is primarily attributable to the timing of advertising program expenses.

Six Months Ended June 30, 2009 and June 30, 2008

Continuing operations — personalized health

Total revenue from our continuing operations for the six months ended June 30, 2009 was $0.6 million, compared to $1.2 million for the six months ended June 30, 2008. The decrease of $0.6 million or 51.0% is attributable to a decrease in royalty revenue and contract research revenue offset by an increase in genetic test revenue. Contract research revenue decreased $0.6 million primarily due to the timing of sponsored reimbursable research expenses. Genetic testing revenue increased to $0.2 million, or 20.8% in the six months ended June 30, 2009, compared to $0.19 million in the six months ended June 30, 2008 primarily attributable to the launch of our Inherent Health™ Brand of genetic tests, which commenced in June 2009.

Alticor represented approximately 95% and 97%, respectively of our revenues from continuing operations in the six months ended June 30, 2009 and 2008.

Cost of revenue from continuing operations for the six months ended June 30, 2009 was $0.6 million, or 106.4% of its revenue, compared to $0.4 million, or 38.1% of its revenue, for the six months ended June 30, 2008. The significant increase in the cost of revenue as a percentage of revenue is primarily attributable to increased fixed costs associated with our genetic testing laboratory notwithstanding decreases in our revenue.

Gross margin from continuing operations for the six months ended June 30, 2009 was a loss of $36,000, or 6.4% of its revenue, compared to a profit of $0.7 million, or 61.9% of its revenue, in the six months ended June 30, 2008. The decrease in gross margin of $0.8 million, or 68%, is primarily attributable to a reduction in contract research revenue and royalty revenue offset by an increase in genetic testing revenue for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Fixed costs increased during the six months ended June 30, 2009 due to the purchase and installation of new high volume genetic testing equipment, which we expect to be absorbed with changes in volume of tests performed. The equipment will allow for higher volume processing. No such costs were recognized in the six months ended June 30, 2008.

Research and development expenses from continuing operations were $1.8 million for the six months ended June 30, 2009, compared to $1.5 million for the six months ended June 30, 2008. The increase of $0.3 million is primarily attributable to increased separation costs, clinical trial expenses related to our research agreements with Alticor and increased expenses related to our patent portfolio, which was offset by a decrease in consulting expenses.

Selling, general and administrative expenses from continuing operations were $2.8 million for the six months ended June 30, 2009 compared to $2.7 million for the six months ended June 30, 2008. The increase of $0.1 million is primarily attributable to increased product development expenses for our Inherent Health™ Brand of genetic test, offset by decreased expenses relating to administrative support consultants.

Interest expense from continuing operations was $67,000 for the six months ended June 30, 2009, as compared to $29,000 for the six months ended June 30, 2008. The increase in interest expense of $38,000 is primarily attributable to interest expense associated with borrowings on our credit facility with Pyxis.

Interest income from continuing operations was $9,000 for the six months ended June 30, 2009, as compared to $92,000 for the six months ended June 30, 2008. The decrease in interest income of $83,000 is primarily attributable to the decrease in cash balance with lower interest being earned on available cash balances. The current financial market conditions have significantly reduced the interest rate we are able to earn on our cash and cash equivalent balances.

Discontinued operations — consumer products

Total revenue from consumer products in discontinued operations was $3.6 million for the six months ended June 30, 2009 compared to $4.0 million for the six months ended June 30, 2008. The decrease of $0.4 million or 9.7% is primarily attributable to decreased product sales driven by decreased customer demand for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. We believe retailers are stocking less inventory and consumers continued to monitor their spending patterns in these current unfavorable economic conditions.

One consumer products customer represented approximately 52% and 48%, respectively, of our revenues from discontinued operations in the six months ended June 30, 2009 and 2008..

Cost of revenue from discontinued operations for the six months ended June 30, 2009 was $1.9 million, or 52.9% of its revenue, compared to $2.2 million, or 55.4% of its revenue, for the six months ended June 30, 2008. The decrease of $0.3 million, or 13.9%, is primarily attributable to decreased product sales driven by decreased customer demand.

Gross margin from discontinued operations for the six months ended June 30, 2009 was $1.7 million, or 47.1% of its revenue, compared to $1.8 million, or 44.6% of its revenue, for the six months ended June 30, 2008. The decrease of $0.1 million, or 4.6%, is primarily attributable to decreased cost of sales for the six months ended June 30, 2009, compared to the six months ended June 30, 2008 due to the mix of products sold.

Selling, general and administrative expenses from discontinued operations were $1.1 million for the six months ended June 30, 2009, compared to $1.2 million for the six months ended June 30, 2008. The decrease of $0.1 million is primarily attributable to the timing of advertising program expenses.

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

Allowance for Sales Returns:

Our recognition of revenue from sales to retailers is impacted by giving them rights to return damaged and outdated products as well as the fact that as a practical business matter, our sales force, along with our customers, is constantly working to ensure profitability of our products within retailers by rotating slow moving items out of stores and replacing those products with what we and the retailer expect will be more profitable, faster selling items. For product sales, we believe we can reasonably and reliably estimate future returns, therefore we recognize revenue at the time of sale. For product sales for which we cannot estimate future returns, particularly new products, we defer revenue recognition until the return privilege has substantially expired or the amount of future returns can be reasonably estimated. An adverse change in any of these factors may result in the need for additional sales returns.

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

At June 30, 2009, we have fully reserved for any potential sales returns and discontinued items applicable to the non-acquired accounts resulting from our sale of substantially all of the assets of the Alan James Group business. The reserve of approximately $1.3 million is deemed to be adequate and no additional amounts were added at June 30, 2009.

Trade Promotions:

We use objective procedures for estimating our allowance for trade promotions. The allowance for trade promotions offered to customers is based on contracted terms or other arrangements agreed in advance, as well as historical experience. We may adjust our estimate based on these factors to more accurately reflect trade promotion costs.

Pursuant to the asset purchase agreement in connection with the Company’s sale of substantially all of the Alan James Group business and assets, we have fully reserved for the approximately $150,000 of agreed upon trade promotions implemented prior to June 30, 2009. The adjustment to the prior accrual resulted in an addition to income of approximately $400,000 in the three months ended June 30, 2009.

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

Intangible assets:

Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets purchased and liabilities assumed. We have accounted for our acquisitions using the purchase method of accounting. Values were assigned to intangible assets based on third-party independent valuations, as well as management’s forecasts and projections that include assumptions related to future revenue and cash flows generated from the acquired assets. We determined that due to the sale of substantially all of the Alan James Group business and assets of its wholly-owned subsidiary, AJG Brands, Inc., prior to the opening of business on July 1, 2009, $3,251,838 of intangible assets became permanently impaired and were expensed.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $24.6 million as of June 30, 2009, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

Due to recent changes in the Massachusetts corporate income tax regulations, we will be filing on a combined basis with our other affiliated entities on a go-forward basis and as a result, net operating losses will be fully utilized at June 30, 2009. The combined filing will have no impact on our financial statements due to the full valuation allowance that offsets any deferred tax assets.

In January 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (FIN 48). FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. At June 30, 2009, we reviewed all material tax positions for all years open to statute and for all tax jurisdictions open to statute to determine whether it was more likely than not that the positions taken would be sustained based upon the technical merits of those positions. The implementation of FIN 48 had no impact on our financial statements.

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

Recent Accounting Pronouncements

Please see our discussion of “Recent Accounting Pronouncements” in Note 4. Significant Accounting Policies contained in the Notes to Condensed Consolidated Financial Statements elsewhere in this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2009, the only financial instruments we carried were cash and cash equivalents denominated in U.S. Dollars. We believe the market risk arising from holding these financial instruments is not material. While we recognize that the interest rates these instruments bear are currently at historically low levels, we believe it is most prudent to maintain these relatively low risk positions during this time of unprecedented volatility and uncertainty across the global financial markets.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except for the addition of the following risk factor, there have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008.

We have limited experience with respect to commercializing genetic tests on our own.

In June 2009, we announced the launch of our new Inherent Health™ brand of genetic tests. In the past, we have always relied upon our sales, marketing and distribution arrangements with Alticor to commercialize genetic risk assessment tests, and we have limited experience and capabilities with respect to distributing, marketing and selling such tests on our own. To support the launch of our own brand of tests, we implemented a fully functional web presence with e-commerce capabilities, and in the third quarter of 2009, we implemented a nationwide advertising campaign consisting of television, print and internet media. We can provide no assurance that our current or planned commercialization efforts will be successful. We may also attempt to negotiate marketing and distribution agreements with third parties, although there can be no assurances we will be able to do so.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on June 12, 2009. Of the 32,010,837 shares of common stock and 5,000,000 shares of Series A Preferred Stock issued and outstanding and eligible to vote as of the record date of April 24, 2009, a quorum of 28,144,058 shares of common stock and 5,000,000 shares of Series A Preferred Stock was present in person or represented by proxy. Each share of the Series A Preferred Stock entitles the holder to approximately 5.63 votes

The following action was taken at the meeting:

1.  The election of Mary E. Chowning to serve as a Class III director for a three-year term expiring at our 2012 annual meeting of stockholders or until her successor is elected and qualified. The following chart shows the number of votes cast for the election of Mary E. Chowning, as well as the number of votes withheld:

	FOR	WITHHELD
Common Stock	27,335,737	808,321
Preferred Stock	5,000,000	0

After the meeting, James M. Weaver, Glenn S. Armstrong, George D. Calvert and Thomas R. Curran continued to serve as our Series A Directors; Kenneth S. Kornman, DDS, Ph.D. continued to serve as our Class I director with a term expiring at the 2010 annual meeting of stockholders; and Lewis H. Bender continued to serve as our Class II director with a term expiring at the 2011 annual meeting of stockholders.

Item 5.  Other Information.

On August 10, 2009, we entered into the first amendment to amended and restated note purchase agreement with Pyxis to extend the availability of our existing credit facility to January 1, 2011.  The credit facility is described in Note 6 of the Notes to our Condensed Consolidated Financial Statements (Unaudited) and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this Quarterly Report on Form 10-Q.  Prior to this amendment, the credit facility had been scheduled to expire on March 31, 2010.

The original note purchase agreement, entered into by us and Pyxis on October 23, 2002, was subsequently amended on November 13, 2002, January 28, 2003, March 5, 2003, February 23, 2006, August 17, 2006 and August 12, 2008, and later amended and restated on March 11, 2009.  Pursuant to the amended and restated note purchase agreement, Pyxis extended to us a credit facility in the amount of $14,316,255.00.  On June 10, 2008, we drew down $4,000,000 and on May 29, 2009, we drew down $1,000,000 under this credit facility, leaving $9,316,255 of remaining availability.  As of August 10, 2009, we may borrow under the credit facility until January 1, 2011.  All such borrowing becomes due on August 16, 2011 and is convertible into shares of our common stock at a conversion price equal to $5.68 per share.

A copy of the first amendment to amended and restated note purchase agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Item 6.  Exhibits.

Exhibit Number	Exhibit
2.1

Asset Purchase Agreement by and among AJG Brands, Inc., the Company, Pep Products, Inc. and Nutraceutical Corporation dated July 1, 2009 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 8, 2009).

10.1*	First Amendment dated August 10, 2009, to Amended and Restated Note Purchase Agreement, dated March 10, 2009, by and between the Company and Pyxis Innovations Inc.
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLEUKIN GENETICS, INC.

Date: August 13, 2009	By:	/s/ Lewis H. Bender
Lewis H. Bender Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2009	By:	/s/ ELIOT M. LURIER
Eliot M. Lurier Chief Financial Officer (Principal Financial Officer)