Form 10-Q
period 2009-09-30
INTERLEUKIN GENETICS INC
filed 2009-11-12
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2009
Common Stock, par value $0.001 per share	32,102,435

INTERLEUKIN GENETICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I —FINANCIAL INFORMATION

Item 1.     Financial Statements

 INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,421,621	$4,952,481
Accounts receivable from related party	36,410	35,167
Trade accounts receivable	10,978	8,219
Inventory	95,913	—
Prepaid expenses and other current assets	242,884	162,834
Current assets of discontinued operations	53,247	1,707,583
Total current assets	1,861,053	6,866,284
Fixed assets, net	850,865	435,480
Intangible assets, net	774,354	889,941
Other assets	238,001	38,001
Other assets of discontinued operations	—	3,924,682
Total assets	$3,724,273	$12,154,388
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$725,262	$884,421
Accrued expenses	425,463	197,023
Deferred revenue	77,820	403,475
Accrued expenses related to funded research and development projects	22,056	22,056
Liabilities of discontinued operations	1,431,293	2,159,986
Total current liabilities	2,681,894	3,666,961
Convertible long term debt	5,000,000	4,000,000
Deferred tax liability	—	5,000
Total liabilities	7,681,894	7,671,961
Stockholders’ (deficit) equity:
Convertible preferred stock, $0.001 par value — 6,000,000 shares authorized; 5,000,000 shares of Series A issued and outstanding at September 30, 2009 and December 31, 2008; aggregate liquidation preference of $18,000,000 at September 30, 2009	5,000	5,000
Common stock, $0.001 par value — 100,000,000 shares authorized; 32,079,833 and 31,799,381 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	32,080	31,799
Additional paid-in capital	85,729,881	85,458,334
Accumulated deficit	(89,724,582)	(81,012,706)
Total stockholders’ (deficit) equity	(3,957,621)	4,482,427
Total liabilities and stockholders’ (deficit) equity	$3,724,273	$12,154,388

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Revenue from related party	$286,146	$533,310	$826,423	$1,666,949
Revenue from others	36,736	12,284	66,916	42,136
Total revenue	322,882	545,594	893,339	1,709,085
Cost of revenue	305,303	235,795	912,150	679,037
Gross profit (loss)	17,579	309,799	(18,811)	1,030,048
Operating expenses:
Research and development	873,195	933,003	2,628,943	2,455,230
Selling, general and administrative	1,660,235	1,196,580	4,473,860	3,864,216
Amortization of intangibles	28,863	26,271	86,590	70,611
Total operating expenses	2,562,293	2,155,854	7,189,393	6,390,057
Loss from operations	(2,544,714)	(1,846,055)	(7,208,204)	(5,360,009)
Other income (expense):
Interest income	740	38,591	9,905	130,498
Interest expense	(40,959)	(50,411)	(108,363)	(79,842)
Total other income (expense)	(40,219)	(11,820)	(98,458)	50,656
Net loss from continuing operations before income taxes	(2,584,933)	(1,857,875)	(7,306,662)	(5,309,353)
Benefit for income taxes	—	37,000	—	31,000
Net loss from continuing operations	$(2,584,933)	$(1,820,875)	$(7,306,662)	$(5,278,353)
Discontinued operations:
Profit(loss) from discontinued operations, net of income taxes	40,661	179,026	(59,012)	95,057
Loss on sale of discontinued operations including impairment charge of $3,251,838 in 2009	—	—	(1,346,202)	—
Profit(loss) on discontinued operations	$40,661	$179,026	$(1,405,214)	$95,057
Net loss	$(2,544,272)	$(1,641,849)	$(8,711,876)	$(5,183,296)
Basic and diluted net (loss) income per common share from:
Continuing operations	$(0.08)	$(0.06)	$(0.23)	$(0.17)
Discontinued operations	—	0.01	$(0.04)	—
Net loss	$(0.08)	$(0.05)	$(0.27)	$(0.17)
Weighted average common shares outstanding, basic and diluted	32,059,258	31,792,999	31,975,953	31,204,196

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Nine Months Ended September 30, 2009

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional
	Shares	$0.001 par value	Shares	$0.001 par value	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2008 (Audited)	5,000,000	$5,000	31,799,381	$31,799	$85,458,334	$(81,012,706)	$4,482,427
Net loss	—	—	—	—	—	(8,711,876)	(8,711,876)
Common stock issued:
Stock grants	—	—	126,500	126	34,030	—	34,156
Exercise of stock option	—	—	15,000	15	3,885	—	3,900
Employee stock purchase plan	—	—	126,452	127	24,759	—	24,886
Restricted stock awards	—	—	12,500	13	(13)	—	—
Stock-based compensation expense	—	—	—	—	208,886	—	208,886
Balance as of September 30, 2009	5,000,000	$5,000	32,079,833	$32,080	$85,729,881	$(89,724,582)	$(3,957,621)

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended Sept. 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,711,876)	$(5,183,296)
Loss on disposal of discontinued operations	1,346,202	—
Net loss from discontinued operations	59,012	(95,057)
Net loss from continuing operations	(7,306,662)	(5,278,353)
Adjustments to reconcile net loss from continued operations to net cash used in operating activities:
Depreciation and amortization	380,208	275,389
Stock-based compensation expense	170,109	119,595
Changes in operating assets and liabilities, net of business sold:
Accounts receivable, net	(4,002)	16,974
Inventory	(95,913)	—
Prepaid expenses and other current assets	(80,050)	52,097
Accounts payable	(159,159)	(84,355)
Accrued expenses	228,440	(382,674)
Deferred revenue	(325,654)	(493,009)
Accrued expenses related to funded research and development	—	(70,000)
Deferred tax provision	—	(31,000)
Cash provided on sale of Alan James Group business	4,372,292	—
Net cash used in operating activities of discontinuing operations	(1,093,403)	1,060,127
Net cash used in operating activities	(3,913,794)	(4,815,209)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(709,005)	(107,143)
Other assets	28,997	(222,297)
Settlement of claims relating to the acquisition of the assets and business of the Alan James Group, LLC	—	(600,000)
Net cash used in investing activities	(680,008)	(929,440)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,000,000	4,000,000
Proceeds from exercises of rights offering, stock warrants, options and employee stock purchase plan	62,942	13,029
Net cash provided by financing activities	1,062,942	4,013,029
Net decrease in cash and cash equivalents	(3,530,860)	(1,731,620)
Cash and cash equivalents, beginning of period	4,952,481	7,646,468
Cash and cash equivalents, end of period	$1,421,621	$5,914,848
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$61,300	$—
Cash paid for interest	$108,363	$30,488
Supplemental disclosures of non-cash investing activities:
Receivable for discontinued operations	$200,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

INTERLEUKIN GENETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

The condensed consolidated financial statements include the accounts of Interleukin Genetics, Inc. (the Company), and its wholly-owned subsidiaries, as of September 30, 2009 and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the nine months ended September 30, 2009 include results from continuing operations. Prior to the opening of business on July 1, 2009 the Company and its wholly-owned subsidiary AJG Brands, Inc. sold substantially all of the Alan James Group Business and assets of AJG Brands, Inc. Operating results for AJG Brands, Inc. are reflected in discontinued operations. Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

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

Note 3—Discontinued Operations

Prior to the opening of business on July 1, 2009, the Company and its wholly-owned subsidiary, AJG Brands, Inc. entered into an asset purchase agreement with Nutraceutical Corporation and Pep Products, Inc., a wholly-owned subsidiary of Nutraceutical Corporation, pursuant to which substantially all of the Alan James Group business and assets of AJG Brands, Inc. were sold to Pep Products, Inc. for an aggregate sale price of $4,572,292. The proceeds consist of a $200,000 holdback reflected in other assets and $4,372,292 received on July 1, 2009. The assets sold consisted primarily of accounts receivable, inventories, property and equipment and other assets related to the business, which primarily develops, markets and sells nutritional supplements and related products into retail consumer channels. The buyer did not assume accounts payable and accrued liabilities. Subsequent to the closing, AJG Brands, Inc.’s name was changed to Interleukin Brands, Inc. (“IBI”). The assets remaining in IBI consist primarily of certain remaining accounts receivable and inventory. All remaining accounts receivable and inventory has been fully reserved for. Liabilities of discontinued operations primarily consist of accruals for inventory in the retail channel with the right of return.

At June 30, 2009 the Company recognized a loss on the sale of discontinued operations of $1,346,202. This includes a gain on the sale of net tangible assets of $2,579,879, direct costs of the disposition of $674,243 and a loss from the permanent impairment of all remaining AJG Brands, Inc.’s intangible assets in the amount of $3,251,838.

AJG Brands, Inc.’s sales reported in discontinued operations for the three months and nine months ended September 30, 2009 were $0 and $3,580,169, respectively, and for the three months and nine months ended September 30, 2008 were $1,626,001 and $5,593,267, respectively.

The following is a summary of the net assets sold at the close of business on June 30, 2009.

Accounts receivable	$1,114,835
Inventories	783,512
Property and equipment, net	21,073
Other assets	72,993
Net tangible assets sold from discontinued operations	$1,992,413

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

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. The Company’s most critical accounting policies are in areas of its strategic alliance with Alticor (see Note 5), revenue recognition, allowance for sales returns, trade promotions, accounts receivable, inventory, stock-based compensation, income taxes, and long-lived assets. These critical accounting policies are more fully discussed in these notes to the consolidated financial statements.

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of September 30, 2009 and December 31, 2008, the Company has deferred revenue of $23,200 and $80,000, respectively, for tests that have been prepaid but results have not yet been reported.

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

Allowance for Sales Returns

We analyze sales returns in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. We are able to make reasonable and reliable estimates based on the buying patterns of the end-users of its products based on sales data received. We believe we have sufficient interaction with and knowledge of our customers, industry trends and industry conditions to adjust the accrual for returns when necessary.

At September 30, 2009, we have fully reserved for any potential sales returns and discontinued items applicable to the non-acquired accounts resulting from our sale of substantially all of the assets of the Alan James Group business. The reserve of approximately $1.3 million is deemed to be adequate and no additional amounts were added at September 30, 2009.

Trade Promotions

Pursuant to the asset purchase agreement in connection with the Company’s sale of substantially all of the Alan James Group business and assets, the Company fully accrued for the approximately $150,000 of agreed upon trade promotions implemented prior to June 30, 2009. At September 30, 2009 the balance of trade promotions estimated to be due in the future was $128,000.

Accounts Receivable

Pursuant to the asset purchase agreement in connection with the Company’s sale of substantially all of the Alan James Group business and assets the Company retained non acquired accounts receivable in the amount of $180,605 which was fully reserved for as uncollectible at June 30, 2009. At September 30, 2009 the balance in non acquired accounts receivable was $64,179 and is fully reserved for in the Company’s financial statements. Prior to the acquisition trade accounts receivable were stated at their estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offered its Consumer Product customers a 2% cash discount if payment was made within 30 days of the invoice date, however, most customers took the discount regardless of when payment occurred. At December 31, 2008, the Company has reduced trade accounts receivable by $13,364 for discounts anticipated to be taken and had provided an allowance for uncollectible accounts of $6,696.

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

Inventory on hand includes items not acquired as part of the sale of substantially all of the assets and business of AJG Brands, Inc. and product inventory related to our Inherent Health™ brand of genetic tests.

The inventory reserve at September 30, 2009 consists entirely of the non acquired inventory in connection with the Company’s sale of substantially all of the Alan James Group business and assets

Inventory primarily consisted of the following at September 30, 2009 and December 31, 2008:

	2009	2008
Raw materials	$31,791	$130,108
Finished goods	166,798	701,081
Inventory reserve	(102,676)	—
Total inventory, net	$95,913	$831,189

Stock-Based Compensation

We account for our stock-based compensation expense in accordance with FASB ASC 718, Compensation — Stock Compensation. The standard addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. We expense SBP awards with compensation cost for SBP transactions measured at fair value. Compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures. Common stock purchased pursuant to our employee stock purchase plan will be expensed based upon the fair market value in excess of purchase price.

Income Taxes

The preparation of its consolidated financial statements requires the Company to estimate its income taxes in each of the jurisdictions in which it operates, including those outside the United States, which may be subject to certain risks that ordinarily would not be expected in the United States. The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of $25.4 million as of September 30, 2009, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

Due to recent changes in Massachusetts corporate income tax regulations, the Company will be filing on a combined basis with Alticor affiliated entities on a go-forward basis and, as a result, net operating losses will be fully utilized at September 30, 2009. The combined filing will have no impact on the Company’s financial statements due to the full valuation allowance that offsets any deferred tax assets.

The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions during the nine months ended September 30, 2009.

Research and Development

Research and development costs are expensed as incurred.

Advertising Expense

Advertising costs are expensed as incurred. During the nine months ended September 30, 2009 and 2008 advertising expense was $887,400 and $471,752, respectively.

Basic and Diluted Net Loss per Common Share

The Company applies the provisions of FASB ASC 260, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share for all the periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the loss in each period. Potential common stock equivalents excluded from the calculation of diluted net loss per share consists of stock options, warrants, convertible preferred stock and convertible debt as described in the table below:

	As of September 30,
	2009	2008
Options outstanding	2,106,917	2,014,073
Warrants outstanding	400,000	400,000
Convertible preferred stock	28,160,200	28,160,200
Convertible debt	880,545	704,436
Total	31,547,662	31,278,709

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During the nine months ended September 30, 2009, and 2008, there were no items other than net loss included in the comprehensive loss.

Fair Value of Financial Instruments

The Company, using available market information, has determined the estimated fair values of financial instruments. The stated values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of borrowings under short and long term agreements approximate their fair value as the rates applicable to the financial instruments reflect changes in overall market interest rates.

Cash and Cash Equivalents

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

Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Any write-downs, based on fair value, are to be treated as permanent reductions in the carrying amount of the assets. The Company believes that no impairment exists related to the Company’s long-lived assets at September 30, 2009.

Intangible Assets

The Company performs impairment tests on an interim basis, if certain conditions exist, with impaired assets written down to fair value. See Note 2 for adjustments of intangible assets related to the settlement effective March 25, 2008. The Company determined that due to the sale of substantially all of the Alan James Group business and assets of its wholly-owned subsidiary, AJG Brands, Inc., prior to the opening of business on July 1, 2009, the remaining $3,251,838 of intangible assets became permanently impaired and was expensed.

Recent Accounting Pronouncements

Since January 1, 2008, the Company has applied the provisions of FASB ASC 820, Fair Value Measurements and Disclosures for financial assets and liabilities. The standard had no material impact on our results of operations or financial condition. There is a one-year deferral in applying the measurement provisions to non-financial assets and non-financial liabilities (non-financial terms) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application was deferred until fiscal years beginning after November 15, 2008. The adoption of this standard as of January 1, 2009 had no material effect on our results of operations or financial condition.

Since January 1, 2008 the Company has applied the provisions of FASB ASC 825, Financial Instruments. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company has not elected to account for any of its assets or liabilities using the fair value option and accordingly, the adoption did not have a material effect on the Company’s financial position or results of operations.

Since January 1, 2009 the Company has applied the provisions of FASB ASC 805, Business Combinations. The Company, upon initially obtaining control in a transaction, shall recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the Company has not acquired 100% of the acquiree. The adoption of this standard had no material effect on the Company’s results of operations or financial condition, although it could have a material impact on future acquisitions.

Since January 1, 2009, The Company has applied the provisions of FASB ASC 810, Consolidation. The standard establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary and will require entities to classify noncontrolling interests as a component of stockholders’ equity as well as require subsequent changes in ownership interest in a subsidiary to be accounted for as an equity transaction. Additionally, the standard will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The standard did not have a material effect on the Company’s financial position or results of operations.

Since January 1, 2009 the Company has applied the provisions of FASB ASC 808, Collaborative Arrangements. The guidance defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement) and requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable. The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis. The adoption did not have a significant effect on the Company’s financial statements.

Since June 30, 2009 the Company has applied the provisions of FASB ASC 855, Subsequent Events, which established general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be used. The Company evaluated its September 30, 2009 financial statements for subsequent events through November 12, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements beyond the $2.0 million borrowing on November 9, 2009 disclosed in note 12.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (SFAS No. 166). In SFAS No. 166, the FASB improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 shall be effective as of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of the Standard will not have a material effect on the Company’s consolidated financial statements.

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

Since September 30, 2009 the Company has applied the provisions of FASB ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The Standard is now the single source of authoritative nongovernmental U.S. generally accepted accounting principles or GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), EITF, and related accounting literature. The Standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. The Standard did not have a material impact on the Company’s financial statements. However, the Standard changed the Company’s references to GAAP in its consolidated financial statements.

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

On February 25, 2008, the Company entered into a research agreement (RA8) with an affiliate of Alticor, effective January 1, 2008, to expand the research being performed under its current agreements with Alticor through 2008. The Company received $1,200,000 during 2008 under the research agreement, on a time and materials basis. Additionally, in 2008 the Company recognized as revenue approximately $800,000 of previously deferred revenue. The Company recognized $198,203 in the three months ended September 30, 2009 and $441,467 in the three months ended September 30, 2008 from this agreement. In addition to the $800,000 of deferred revenue recognized under RA8, $168,254 of funds previously paid to the Company by Alticor under research agreement 3 (RA3) and research agreement 4 (RA4), for which no work has been performed, will not need to be repaid to Alticor by the Company. Since the Company performed no prior services relating to the $168,254 received from Alticor, and the Company is not required to perform any future services relating to these funds, the Company has determined that the funds should be classified as additional paid-in capital and are recorded as such on the Company’s balance sheet as such as of September 30, 2009.

On January 31, 2009, the Company entered into an amendment to the RA8. The amendment extends the term from a maximum of six months to eight months, terminating on September 30, 2009. The Company received an additional $200,316 on March 31, 2009 under the terms of the amendment to complete ongoing research, which was recognized as deferred revenue on the Company’s balance sheet as of March 31, 2009. At September 30, 2009, there was a balance of $2,857 in deferred revenue under RA8.

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

This credit facility has been extended several times, most recently on August 10, 2009 to permit borrowings at anytime prior to January 1, 2011. As of September 30, 2009, there was $5,000,000 in principal outstanding under the credit facility. On November 9, 2009 the Company borrowed $2,000,000 leaving $7,316,255 of available credit and $7,000,000 in principal outstanding under the credit facility (see note 12).

Note 7—Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its financial condition, results of operations or cash flows.

Note 8—Capital Stock

Authorized Preferred and Common Stock

At September 30, 2009, the Company had authorized 6,000,000 shares of $0.001 par value Series A Preferred Stock, of which 5,000,000 were issued and outstanding. At September 30, 2009, the Company had authorized 100,000,000 shares of $0.001 par value common stock of which 66,931,082 shares were outstanding or reserved for issuance. Of those, 32,079,833 shares were outstanding; 28,160,200 shares were reserved for the conversion of Series A Preferred to common stock; 880,545 shares were reserved for the conversion of the $5,000,000 of debt outstanding under the credit facility with Pyxis; 3,474,095 shares were reserved for the potential exercise of authorized and outstanding stock options; 400,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $2.50 per share which are exercisable currently until the expiration date of August 9, 2012; 295,732 shares were reserved for the potential exercise of rights held under the Employee Stock Purchase Plan; and 1,640,677 shares were reserved for the issuance upon the conversion of convertible notes that may be issued to Pyxis under the existing credit facility.

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its Common Stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them. The liquidation preference at September 30, 2009 was $18,000,000. After receiving this amount, the holders of the Series A Preferred Stock are entitled to participate on an as-converted basis with the holders of Common Stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s Common Stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of September 30, 2009, the Series A Preferred Stock was convertible into 28,160,200 shares of Common Stock reflecting a current conversion price of $0.3196 per share.

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

Note 9—Stock-Based Compensation Arrangements

Stock-based compensation arrangements consisted of the following as of September 30, 2009: three share-based compensation plans, restricted stock awards; an employee stock purchase plan; and employee compensation agreements. Total compensation cost that has been charged against income for stock-based compensation arrangements is as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Stock option grants beginning of period	$53,543	$7,250	$197,206	$31,342
Stock-based arrangements during the period:
Stock option grants	3,837	32,381	5,721	78,364
Restricted stock issued:
Employee stock purchase plan	2,160	704	4,334	977
Employment agreements	—	1,813	1,625	13,469
	$59,540	$42,148	$208,886	$124,152

Stock option grants

The following table details stock option activity for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding, beginning of period	2,100,917	$2.33	1,366,406	$3.11
Granted	138,500	0.26	752,500	1.17
Exercised	(15,000)	0.26	—	—
Canceled	(47,900)	1.04	(29,833)	1.93
Expired	(69,600)	1.35	(75,000)	2.48
Outstanding, end of period	2,106,917	$2.27	2,014,073	$2.43
Exercisable, end of period	1,487,117	$2.83	1,350,073	$3.01

The Company’s share-based payments that result in compensation expense consist of stock option grants and shares issued under the Employee Stock Purchase Plan. During the nine-month period ended September 30, 2009, the Company granted stock options under the 2000 Employee Stock Compensation Plan and the 2004 Employee, Director & Consultant Stock Plan. At September 30, 2009, the Company had an aggregate of 1,367,178 shares of Common Stock available for grant; including 88,232 shares under the 2000 Employee Stock Compensation Plan and 1,278,946 under the 2004 Employee, Director & Consultant Stock Plan. Each of these plans expires ten years from the date the plan was approved.

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

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are deemed to be compensatory because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the nine months ended September 30, 2009 and 2008, employees purchased 126,452 and 5,620 shares, respectively, of common stock at a weighted-average purchase price of $0.20 and $0.99, respectively, while the weighted-average fair value was $0.23 and $1.17 per share, respectively, resulting in compensation expense of $4,334 and $977, respectively.

Employment Agreements

On March 13, 2009 Lewis Bender received a cash bonus of $102,850 pursuant to his employment agreement and elected to receive $29,700 in 110,000 shares of our common stock. On March 13, 2009 Eliot Lurier received a cash bonus of $43,695 pursuant to his employment agreement and elected to receive $4,455 in 16,500 shares of our common stock. During the nine months ended September 30, 2009, 12,500 shares of restricted stock vested pursuant to an employment agreement with Dr. Kornman. The Company measures the fair value of the shares, prior to issuance, based on the last reported price at which the Company’s common stock traded for the reporting period and compensation cost is recognized ratably over the employment period required to earn the stock award. At time of issuance, the Company will measure the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the issuance and will record a cumulative adjustment, if any.

A summary of stock compensation cost included in the statement of operations for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Continuing operations:
Cost of revenue	1,972	4,755	6,204	17,566
Research and development expenses	3,964	6,342	27,773	25,118
Selling, general and administrative expenses	19,605	28,772	136,132	76,911
Total continuing operations	25,541	39,869	170,109	119,595
Discontinued operations	33,999	2,279	38,777	4,557
Total	59,540	42,148	208,886	124,152

Restricted Stock Awards

Holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. Recipients of restricted stock awards are generally not required to pay any consideration to the Company for these restricted stock awards. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period. During each of the nine months ended September 30, 2009 and 2008 the Company granted restricted stock awards of 12,500 shares under an employment agreement dated March 31, 2006.

Note 10—Segment Information

The Company applies the provisions of FASB ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments in annual and interim financial statements, and requires that companies report financial and descriptive information about their reportable segments based on management’s approach. The standard also establishes related disclosures about products and services, geographic areas and major customers. As a result of the acquisition of the assets and business of the Alan James Group in August 2006 and until prior to the opening of business on July 1, 2009 when substantially all of the assets and business were sold, the Company had two reportable segments: Personalized Health and Consumer Products.

Beginning in the third quarter the Company has one segment remaining, the genetic test business, which was formerly defined as the Personalized Health segment and is reflected as continuing operations. The Company develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive measures. The Company’s principal operations and markets are located in the United States. The Company has no operations outside of the United States. For the nine months ended September 30, 2009 and 2008, the Company had minimal royalty income derived from distributors outside the United States, minimal expenses derived from research partners outside the United States and minimal assets outside the United States. The Company does not believe that foreign currency exchange rate risk is material and does not use derivative financial instruments to manage foreign currency fluctuation risk.

Note 11—Industry Risk and Concentration

The Company develops genetic risk assessment tests under contract, performs research for its own benefit and provides research services to a collaborative partner. As of September 30, 2009, the Company has introduced four genetic risk assessment tests commercially. Two of the tests are branded and sold through the Company’s strategic partner — Alticor. Commercial success of the Company’s genetic risk assessment tests will depend on their success as scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partner.

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

Prior to the sale of substantially all of the Alan James Group business and assets of the Company’s wholly-owned subsidiary, AJG Brands, Inc., for the nine months ended September 30, 2009 and 2008, approximately 52.1% and 50.9%, respectively, of the Company’s consumer products revenue was from a single customer. As of September 30, 2009 and December 31, 2008, approximately 0% and 60.6% respectively, of the trade accounts receivables were from that same customer.

Prior to the sale of substantially all of the Alan James Group business and assets of the Company’s wholly-owned subsidiary, AJG Brands, Inc., the majority of the Company’s consumer products were sourced from three suppliers. The Company paid a contracted rate per completed unit for each product. The suppliers were responsible for procuring raw materials and packaging finished products.

Our significant customer, Alticor, which is our principal shareholder, represented approximately 88.6% of our revenues from continuing operations in the three months ended September 30, 2009.

The Company fully reserved in its financial statements for all non-acquired inventory and accounts receivable as a result of the Alan James Group transaction.

Note 12—Subsequent Event

On November 9, 2009, we drew down $2.0 million under our existing convertible credit facility with Pyxis, an affiliate of Alticor Inc., and issued a convertible promissory note to Pyxis in that amount. A description of the credit facility is set forth in Note 6 of the Notes to our Condensed Consolidated Financial Statements. The principal amount of the note is due and payable on August 16, 2011. The note bears interest at a variable rate equal to the “prime rate” and the interest is payable quarterly. Prior to the maturity date, any portion or the entire outstanding principal and any accrued but unpaid interest under the note is convertible at Pyxis’s election into shares of our common stock at a price of $5.6783 per share.  Immediately following the issuance of the note on November 9, 2009, the note was convertible into an aggregate of 352,218 shares of our common stock, we had $7.0 million outstanding under the credit facility and we had $7.3 million available to us to borrow under the credit facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this document.

General Overview and Trends

We are a genetics-focused personalized health company that develops preventive consumer products and genetic tests for sale to the emerging personalized health market. Our vision is to build a leading personalized health and wellness company using the science of applied genetics to empower people to understand the genetic components of their health, to provide physicians guidance on patient care and to provide drug developers and other companies the tools necessary to create new, innovative therapeutic and other products.

During the three months ended September 30, 2009 we continued with the launch of our new Inherent Health™ brand of genetic tests and related programs, which began at the end of the second quarter of 2009, including the first-of-its-kind test for weight management that identifies an individual’s genetic tendencies for weight gain and metabolism. In addition, the brand launch offers customers a full suite of affordable, easy-to-use and meaningful genetic tests in heart health, bone health which we expect to launch in the fourth quarter, nutritional needs, as well as PST®, the periodontal disease risk assessment test. To support the launch, we implemented a fully functional web presence with e-commerce capabilities. Genetic tests may be purchased through the website. A nationwide advertising campaign consisting of television, print and internet media was started in the third quarter of 2009, which we anticipated would allow us to better understand the proper media mix for this brand. A third party support and call center was put in place in advance of the advertising campaign. We anticipated the initial phase of advertising to cost approximately $1.0 million. The nationwide advertising campaign ran for two weeks and cost approximately $0.8 million. The media campaign provided strategic direction to our product marketing efforts. Distribution of our tests and related technology in the short term will focus on:

•                  partnering with large national and international companies for the sale and distribution of our genetic test products

•                  partnering with biotechnology companies in the area of drug discovery

•                  health care professional partnerships

In addition, we will continue to offer our products through our e-commerce web site.

On September 23, 2009 we announced top line positive results from a retrospective clinical study on weight management using patients who participated in a diet study previously reported in the Journal of The American Medical Association. Our study demonstrated that individuals following diets matched to their genotype, as determined by our weight management genetic test, showed statistically significant greater weight loss and other benefits at all time points (2, 6 and 12 months) when compared to individuals on diets not matched to their genotype (6.2% versus 2.4% p<0.013 at 12 months).

Prior to the opening of business on July 1, 2009 we sold substantially all of the Alan James Group business and assets of our wholly-owned subsidiary AJG Brands, Inc. to Pep Products, Inc., a subsidiary of Nutraceutical Corporation, for approximately $4.6 million in cash. The proceeds consist of a $0.2 million holdback reflected in other assets and $4.4 million cash due which was received on July 1, 2009. The assets sold consisted primarily of accounts receivable, inventories, property and equipment and other assets related to the business. The buyer did not assume accounts payable and accrued liabilities. Subsequent to the closing, AJG Brands, Inc.’s name was changed to Interleukin Brands, Inc. (“IBI”). The assets remaining in IBI consist primarily of certain remaining accounts receivable and inventory. IBI will remain as a wholly-owned subsidiary of Interleukin until all remaining accounts receivable and inventory is settled or liquidated at which time we will determine whether to keep the subsidiary active. We expect this to occur in the next twelve months. We have fully reserved for all non-acquired inventory and accounts receivable assets in our financial statements. As a requirement of the transaction, we are prohibited from continuing to operate in a business competitive to the one previously conducted by AJG Brands, Inc., which primarily developed, marketed and sold nutritional supplements and related products into retail consumer channels. The sale of substantially all of the Alan James Group business and assets, which previously comprised the Consumer Products segment of our business, will allow us to focus our resources and attention exclusively on our genetic test business by developing new and selling our existing genetics tests to the growing personalized health market. During the three months ended September 30, 2009 we did not receive any revenue from the Alan James Group reflected in discontinued operations. We expect to continue to incur expenses as the remaining assets and liabilities are disposed of. We are now focusing on genetic test development and commercialization which was formerly defined as our Personalized Health segment and is reflected as continuing operations.

On April 6, 2009, we entered into a licensing agreement with LABEC Pharma, S.L. to market and sell our Heart Health genetic test throughout Spain and Portugal. As part of the agreement, the test will be marketed by LABEC Pharma and the tests will be processed at our Clinical Laboratory Improvement Act of 1988 (CLIA) certified laboratory at our Corporate Headquarters in Waltham, Massachusetts. We will receive royalties and commercial milestone payments. We have submitted the necessary documents to LABEC who will be filing the CE mark application with the European regulatory authorities.

Our genetic test business contributes toward our overall mission of developing tests and products that can help individuals improve and maintain their health through preventive measures. We plan to pursue this by:

•                  developing genetic risk assessment tests for use in multiple indications, countries and various demographics; and

•                  processing genetic risk assessment tests in our CLIA-certified lab or in those of sublicensees.

In 2006, sales of our genetic test products began under marketing and other business arrangements with Alticor. Alticor is a significant customer, representing virtually all of our genetic test revenues and contract research revenue and over 89% of consolidated revenues in the three month ended September 30, 2009. With the launch of our Inherent Health™ brand of genetic tests and related programs in June 2009, we would expect that revenues from Alticor may represent a smaller percentage of our revenues in the future, although we can provide no assurance that the launch of our own brand of genetic tests will be commercially successful.

We have traditionally spent approximately $3-4 million annually on research and development. We expect to complete our research agreements with Alticor in 2009 and dedicate more of our resources to our own product development efforts. We expect our research & development expenses to decrease as we focus on our own development efforts. Our current development programs focus on obesity, heart disease, osteoporosis, osteoarthritis, skin aging, sports nutrition and weight management genetic risk assessment tests. We expect that these programs will also lead to the personalized selection of nutritional and therapeutic products and provide consumers and healthcare professionals with better preventive product alternatives. As a result of the launch of our Inherent Health™ Brand of genetic tests, we expect corporate selling, general, marketing and administrative expenses associated with our genetic test products to increase in the remainder of 2009 and beyond. We currently have $9.3 million of borrowings available under our credit line with Pyxis Innovations, Inc., an affiliate of Alticor (“Pyxis”), which permits borrowing any time prior to January 1, 2011. We expect to be able to fund our operations through at least the next twelve months with revenue from product sales, borrowings from our credit facility and the cash proceeds from the sale of substantially all of the Alan James Group business and assets.

On February 25, 2008, we entered into our most recent research agreement, known as RA8, with Access Business Group International LLC (ABG), a subsidiary of Alticor. RA8 encompasses four primary areas: osteoporosis, cardiovascular disease, nutrigenomics, and dermagenomics. On January 31, 2009, the Company entered into an amendment to RA8, which extends the term from a maximum of six months to eight months terminating on September 30, 2009. We received an additional $200,316 on March 31, 2009 per the amendment to complete ongoing research. See financial statement footnote 5 for a discussion of our strategic alliance with Alticor. As of September 30, 2009, we have completed the clinical studies under RA8 which aim to correlate SNP gene variations to the risk of osteoporosis or cardiovascular disease in Asian populations. Other studies conducted in North American populations identified genetic factors that influence athletic performance (nutrigenomics) and skin health, such as wrinkles, elasticity, aging (dermagenomics), for the purpose of developing products to enhance healthy aging. Under the terms of RA8, ABG paid us $1.2 million during 2008 for the research. In addition, we recognized approximately $800,000 of revenue which was unused from prior research agreements with Alticor and its subsidiaries.

In the genetic test business, competition is in flux and the markets and customer base are not well established. Adoption of new technologies by consumers requires substantial market development and customer education. Historically, we have focused on our relationship with our primary customer, Alticor, a significant direct marketing company, in order to assist us in developing the market for our products and educating our potential customers. Our challenge in 2009 and beyond will be to develop the market for our own personalized health products. We have begun to allocate considerable resources to our own brand of consumer products, including the June 2009 launch of our new Inherent Health™ Brand of genetic tests and related programs. Due to the early stage of these initiatives, we cannot predict with certainty fluctuations we may experience in our test revenues or whether revenues derived from Alticor related to the heart health and general nutrition genetic tests will be sustained in future periods.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $1.4 million and borrowings available under our credit facility of $9.3 million, which permits borrowing at any time prior to January 1, 2011. On November 9, 2009 we borrowed an additional $2.0 million leaving $7.3 million of available credit. In connection with the closing of the sale of substantially all of the Alan James Group business and assets of AJG Brands, Inc., prior to the opening of business on July 1, 2009, we received $4.4 million of cash proceeds on July 1, 2009.

Cash used in continuing operations was $7.2 million for the nine months ended September 30, 2009, as compared to $5.9 million for the nine months ended September 30, 2008. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables, inventory levels and the timing of payments to suppliers. A significant use of cash in the nine months ended September 30, 2008 was a payment of $1.2 million, relating to the settlement of purchase obligations with the Alan James Group, $0.6 million of which had been accrued prior to 2008 and is reflected as being paid in net cash used in continuing operation activities in the nine months ended September 30, 2008. The remaining $0.6 million is reflected in net cash used in investing activities of our continuing operations as described below. The increase of $1.3 million of cash used in continuing operations is primarily attributable to closing costs related to the sale of substantially all of the Alan James Group business and assets of AJG Brands, Inc., as well as costs of advertising, media and product development costs related to the launch of our Inherent Health™ brand of genetic tests.

Cash used in investing activities of our continuing operations was $0.7 million for the nine months ended September 30, 2009, compared to $0.9 million for the nine months ended September 30, 2008. The most significant use of cash in investing activities during the nine months ended September 30, 2008 was the settlement of claims related to the acquisition of the assets and business of the Alan James Group as described above. As a result of the settlement, we paid additional consideration of $0.6 million. Capital additions were $0.7 million for the nine months ended September 30, 2009, compared to $0.1 million for the nine months ended September 30, 2008. The increase in capital additions primarily consists of new commercial laboratory equipment installed and validated in the first nine months of 2009, which allows for high volume processing of genetic test samples.

Cash provided by financing activities of our continuing operations was $1.1 million for the nine months ended September 30, 2009, compared to $4.0 million for the nine months ended September 30, 2008. On May 29, 2009, we received proceeds from the issuance of a note payable in the amount of $1.0 million under our existing credit facility with Pyxis. On June 10, 2008 we received $4.0 million under the same credit facility. We received approximately $63,000 and $13,000, respectively from the exercise of stock options and stock purchases through the employee stock purchase plan for the nine months ended September 30, 2009 and September 30, 2008.

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

Prior to June 30, 2009, we generated operating cash by sales of consumer products and subsequent to that date we continue to generate cash from the sale of genetic tests, royalties, and reimbursements for funded research. Subsequent to

June 30, 2009, pursuant to the asset purchase agreement with the Alan James Group, we are prohibited from continuing to operate in a business competitive to the one previously conducted by AJG Brands, Inc., which primarily developed, marketed and sold nutritional supplements and related products into retail consumer channel. The amount of operating cash we generate is not currently sufficient to continue to fund and grow our operations. In addition to funds generated by our operations, we have a $14.3 million credit facility with Pyxis, under which we had $9.3 million in borrowings available as of September 30, 2009. On November 9, 2009 we borrowed an additional $2.0 million leaving borrowings available of $7.3 million under the credit facility. Clinical studies and other research and development activities may require cash outflows that depend on the timing of activities.

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

Results of Operations (000’s)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Continuing operations
Revenue:
Genetic testing	$119,309	$102,782	$352,130	$295,527
Contract research and development	198,203	441,467	520,935	1,380,759
Other	5,370	1,345	20,274	32,799
Total revenue from continuing operations	322,882	545,594	893,339	1,709,085
Cost of revenue	$305,303	$235,795	$912,150	$679,037
Gross profit (loss)	$17,579	$309,799	$(18,811)	$1,030,048
Expenses:
Research and development	873,195	933,003	2,628,943	2,455,230
Selling, general and administrative	1,660,235	1,196,580	4,473,860	3,864,216
Amortization of intangibles	28,863	26,271	86,590	70,611
Other expense (income)	40,219	11,820	98,458	(50,656)
Total expenses	$2,602,512	$2,167,674	$7,287,851	$6,339,401
Net loss from continuing operations before income taxes	$(2,584,933)	$(1,857,875)	$(7,306,662)	$(5,309,353)
Benefit for income taxes	—	37,000	—	31,000
Net loss from continuing operations	$(2,584,933)	$(1,820,875)	$(7,306,662)	$(5,278,353)
Discontinued operations
Consumer product revenue	$—	$1,626,000	$3,580,169	$5,593,267
Cost of revenue	—	764,469	1,892,815	2,963,675
Gross profit	$—	$861,531	$1,687,354	$2,629,592
Expenses:
Selling, general and administrative	83,215	365,821	1,187,368	1,586,920
Amortization of intangibles	—	308,684	617,375	926,058
Other expenses	(123,876)	—	1,234,825	1,057
Total expenses	$(40,661)	$674,505	$3,039,568	$2,514,035
Net profit (loss) from discontinued operations before income taxes	$40,661	$187,026	$(1,352,214)	$115,557
Provision for income taxes	—	(8,000)	(53,000)	(20,500)
Net profit (loss) from discontinued operations	$40,661	$179,026	$(1,405,214)	$95,057
Combined continuing and discontinued operations
Total revenue	$322,882	$2,171,594	$4,473,508	$7,302,352
Cost of revenue	305,303	1,000,264	2,804,965	3,642,712
Gross profit	$17,579	$1,171,330	$1,668,543	$3,659,640
Expenses:
Research and development	873,195	933,003	2,628,943	2,455,230
Selling, general and administrative	1,743,450	1,562,401	5,661,228	5,451,136
Amortization of intangibles	28,863	334,955	703,965	996,669
Other (income) expense	(83,657)	11,820	1,333,283	(49,599)
Total expenses	$2,561,851	$2,842,179	$10,327,419	$8,853,436
Net loss before income taxes	$(2,544,272)	$(1,670,849)	$(8,658,876)	$(5,193,796)
Benefit (provision) for income taxes	—	29,000	(53,000)	10,500
Net loss	$(2,544,272)	$(1,641,849)	$(8,711,876)	$(5,183,296)

Three Months Ended September 30, 2009 and September 30, 2008

Continuing operations

Total revenue from continuing operations for the three months ended September 30, 2009 was $0.3 million, compared to $0.5 million for the three months ended September 30, 2008. The decrease of $0.2 million, or 40.8%, is primarily attributable to a decrease in contract research revenue, offset by increases in genetic test and royalty revenue. Contract research revenue was $0.2 million in the three months ended September 30, 2009, compared to $0.4 million in the three months ended September 30, 2008. The decrease of $0.2 million, or 55.1%, is primarily attributable to the completion and timing of our reimbursable research projects. Genetic testing revenue increased to $0.12 million, or 16.1%, in the three months ended September 30, 2009, compared to $0.10 million in the three months ended September 30, 2008. The increase is primarily attributable to the launch of our Inherent Health™ Brand of genetic tests, which commenced in June 2009. Genetic testing revenue is derived from tests sold and processed, which is driven by consumer demand. Contract research revenue is recognized when Alticor sponsored research expenses are incurred.

We have one significant customer, Alticor, which is our principal shareholder, represented approximately 88.6% and 97.7%, respectively, of our revenues from continuing operations in the three months ended September 30, 2009 and 2008.

Cost of revenue from continuing operations for the three months ended September 30, 2009 was $0.3 million or 94.6% of its revenue, compared to $0.2 million, or 43.2% of its revenue, for the three months ended September 30, 2008. The significant increase in the cost of revenue as a percentage of revenue is primarily attributable to increased fixed costs associated with our genetic testing laboratory notwithstanding changes in our revenue. Fixed costs were impacted during the three months ended September 30, 2009 by costs associated with the installation of new high volume genetic testing equipment, which we expect to be absorbed with changes in volume of tests performed. Increased costs associated with this equipment are recognized in the third quarter of 2009, where no such costs were recognized in the third quarter of 2008. The equipment will allow for higher volume processing.

Gross margin from continuing operations for the three months ended September 30, 2009, was $18,000, or 5.4%, compared to $0.3 million, or 56.8%, for the three months ended September 30, 2008. The significant decrease in gross margin is primarily attributable to increased fixed costs associated with our genetic testing laboratory and a decrease in contract research revenue.

Research and development expenses from continuing operations were $0.87 million for the three months ended September 30, 2009, compared to $0.93 million for the three months ended September 30, 2008. The slight decrease from 2008 to 2009 is primarily attributable to increased expenses for patent and separation costs which were offset by lower consulting and clinical trial expenses as compared to the three months ended September 30, 2008.

Selling, general and administrative expenses from our continuing operations were $1.7 million for the three months ended September 30, 2009, compared to $1.2 million for the three months ended September 30, 2008. The increase of $0.5 million is primarily attributable to the product development and advertising costs associated with our new Inherent Health™ Brand of genetic tests offset by decreased expenses relating to administrative support consultants.

Interest expense from continuing operations was $41,000 for the three months ended September 30, 2009, as compared to $50,000 for the three months ended September 30, 2008. The decrease in interest expense of $9,000 is primarily attributable to lower interest rate associated with borrowings on our credit facility with Pyxis.

Interest income from continuing operations was $700 for the three months ended September 30, 2009 as compared to $39,000 for the three months ended September 30, 2008. The decrease in interest income of $38,000 is primarily attributable to the decrease in our cash balances as well as lower interest being earned on available cash balances. The current financial market conditions have significantly reduced the interest rate we are able to earn on our cash and cash equivalent balances.

Nine Months Ended September 30, 2009 and September 30, 2008

Continuing operations

Total revenue from our continuing operations for the nine months ended September 30, 2009 was $0.9 million, compared to $1.7 million for the nine months ended September 30, 2008. The decrease of $0.8 million or 47.7% is attributable to a decrease in contract research revenue and royalty revenue offset by an increase in genetic test revenue. Contract research revenue decreased $0.9 million primarily due to the completion of sponsored projects with reimbursable research expenses. Genetic testing revenue increased to $0.4 million, or 19.2% in the nine months ended September 30, 2009, compared to $0.3 million in the nine months ended September 30, 2008 primarily attributable to the launch of our Inherent Health™ Brand of genetic tests, which commenced in June 2009.

Alticor represented approximately 92.5% and 97.5%, respectively of our revenues from continuing operations in the nine months ended September 30, 2009 and 2008.

Cost of revenue from continuing operations for the nine months ended September 30, 2009 was $0.9 million, or 102.1% of its revenue, compared to $0.7 million, or 39.7% of its revenue, for the nine months ended September 30, 2008. The significant increase in the cost of revenue as a percentage of revenue is primarily attributable to increased fixed costs associated with our genetic testing laboratory notwithstanding decreases in our revenue.

Gross margin from continuing operations for the nine months ended September 30, 2009 was a loss of $19,000, or 2.1% of its revenue, compared to a profit of $1.0 million, or 60.3% of its revenue, in the nine months ended September 30, 2008. The decrease in gross margin of $1.0 million, or 101.8%, is primarily attributable to a reduction in contract research revenue and royalty revenue offset by an increase in genetic testing revenue for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. Fixed costs increased during the nine months ended September 30, 2009 due to the purchase and installation of new high volume genetic testing equipment, which we expect to be absorbed with changes in volume of tests performed. The equipment will allow for higher volume processing. No such costs were recognized in the nine months ended September 30, 2008.

Research and development expenses from continuing operations were $2.6 million for the nine months ended September 30, 2009, compared to $2.5 million for the nine months ended September 30, 2008. The increase of $0.1 million is primarily attributable to increased separation costs, clinical trial expenses related to our research agreements with Alticor and increased expenses related to our patent portfolio, which was offset by a decrease in consulting expenses.

Selling, general and administrative expenses from continuing operations were $4.5 million for the nine months ended September 30, 2009 compared to $3.9 million for the nine months ended September 30, 2008. The increase of $0.6 million is primarily attributable to increased product development and advertising expenses for our Inherent Health™ Brand of genetic test and increased headcount, offset by decreased expenses relating to administrative support consultants.

Interest expense from continuing operations was $108,000 for the nine months ended September 30, 2009, as compared to $80,000 for the nine months ended September 30, 2008. The increase in interest expense of $28,000 is primarily attributable to interest expense associated with borrowings on our credit facility with Pyxis.

Interest income from continuing operations was $10,000 for the nine months ended September 30, 2009, as compared to $130,000 for the nine months ended September 30, 2008. The decrease in interest income of $120,000 is primarily attributable to the decrease in cash balance with lower interest being earned on available cash balances. The current financial market conditions have significantly reduced the interest rate we are able to earn on our cash and cash equivalent balances.

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

Revenue Recognition:

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of September 30, 2009 and December 31, 2008, the Company has deferred revenue of $23,200 and $80,000, respectively, for tests that have been prepaid but results have not yet been reported.

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

Allowance for Sales Returns:

We analyze sales returns in accordance with the provisions of FASB ASC 605, Revenue Recognition. We are able to make reasonable and reliable estimates based on the buying patterns of the end-users of its products based on sales data received. We believe we have sufficient interaction with and knowledge of our customers, industry trends and industry conditions to adjust the accrual for returns when necessary.

At September 30, 2009, we have fully reserved for any potential sales returns and discontinued items applicable to the non-acquired accounts resulting from our sale of substantially all of the assets of the Alan James Group business. The reserve of approximately $1.3 million is deemed to be adequate and no additional amounts were added at September 30, 2009.

Trade Promotions:

Pursuant to the asset purchase agreement in connection with the Company’s sale of substantially all of the Alan James Group business and assets, the Company fully accrued for the approximately $150,000 of agreed upon trade promotions implemented prior to June 30, 2009. At September 30, 2009 the balance of trade promotions estimated to be due in the future was $128,000.

Accounts Receivable

Pursuant to the asset purchase agreement in connection with the Company’s sale of substantially all of the Alan James Group business and assets the Company retained non acquired accounts receivable in the amount of $180,605 which was fully reserved for as uncollectible at June 30, 2009. At September 30, 2009 the balance in non acquired accounts receivable was $64,179 and is fully reserved for in the Company’s financial statements. Prior to the acquisition trade accounts receivable were stated at their estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offered its Consumer Product customers a 2% cash discount if payment is made within 30 days of the invoice date, however, most customers take the discount regardless of when payment occurs. At December 31, 2008, the Company has reduced trade accounts receivable by $13,364 for discounts anticipated to be taken and had provided an allowance for uncollectible accounts of $6,696.

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

Stock-based compensation:

We account for our stock-based compensation expense in accordance with FASB ASC 718, Compensation — Stock Compensation. The standard addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. We expense SBP awards with compensation cost for SBP transactions measured at fair value. Compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures. Common stock purchased pursuant to our employee stock purchase plan will be expensed based upon the fair market value in excess of purchase price.

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

Income taxes:

The preparation of our consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States, which may be subject to certain risks that ordinarily would not be expected in the United States. We account for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $25.4 million as of September 30, 2009, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

Due to recent changes in the Massachusetts corporate income tax regulations, we will be filing on a combined basis with our other affiliated entities on a go-forward basis and as a result, net operating losses will be fully utilized at September 30, 2009. The combined filing will have no impact on our financial statements due to the full valuation allowance that offsets any deferred tax assets.

In addition, the standard prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. At September 30, 2009, we reviewed all material tax positions for all years open to statute and for all tax jurisdictions open to statute to determine whether it was more likely than not that the positions taken would be sustained based upon the technical merits of those positions. These provisions had no impact on our financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2009, the only financial instruments we carried were cash and cash equivalents denominated in U.S. Dollars. We believe the market risk arising from holding these financial instruments is not material. While we recognize that the interest rates these instruments bear are currently at historically low levels, we believe it is most prudent to maintain these relatively low risk positions during this time of unprecedented volatility and uncertainty across the global financial markets.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                          Legal Proceedings.

Not applicable.

Item 1A.                 Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except for the addition of the following risk factor, there have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

Item 3.                         Defaults Upon Senior Securities.

Not applicable.

Item 4     Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.                         Other Information.

On November 9, 2009, we drew down $2.0 million under our existing convertible credit facility with Pyxis, an affiliate of Alticor Inc., and issued a convertible promissory note to Pyxis in that amount. A description of the credit facility is set forth in Note 6 of the Notes to our Condensed Consolidated Financial Statements (Unaudited), contained in this Quarterly Report on Form 10-Q, which description is incorporated into this Item 5 by reference. The promissory note issued to Pyxis was in the form of promissory note filed with the Securities and Exchange Commission as Exhibit 10.4 to our Current Report on Form 8-K/A (File No. 001-32715) on October 31, 2006. The principal amount of the note is due and payable on August 16, 2011. The note bears interest at a variable rate equal to the “prime rate” and the interest is payable quarterly. Prior to the maturity date, any portion or the entire outstanding principal and any accrued but unpaid interest under the note is convertible at Pyxis’s election into shares of our common stock at a price of $5.6783 per share.  Immediately following the issuance of the note on November 9, 2009, the note was convertible into an aggregate of 352,218 shares of our common stock, we had $7.0 million outstanding under the credit facility and we had $7.3 million available to us to borrow under the credit facility.

Item 6.                         Exhibits.

Exhibit Number	Exhibit

10.1

First Amendment dated August 10, 2009 to Amended and Restated Note Purchase Agreement, dated March 10, 2009 by and between the Company and Pyxis Innovations, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2009 (File No. 001-32715))

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

INTERLEUKIN GENETICS, INC.

Date: November 12, 2009	By:	/s/ Lewis H. Bender
Lewis H. Bender
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2009	By:	/s/ ELIOT M. LURIER
Eliot M. Lurier
Chief Financial Officer
(Principal Financial Officer)