Form 10-Q
period 2010-03-31
INTERLEUKIN GENETICS INC
filed 2010-05-13
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, par value $0.001 per share	36,510,627

INTERLEUKIN GENETICS, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

Table of Contents

PART I —FINANCIAL INFORMATION

Item 1.     Financial Statements

INTERLEUKIN GENETICS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,090,047	$906,248
Accounts receivable from related party	11,776	24,594
Trade accounts receivable	120	9,285
Inventory	167,514	118,430
Prepaid expenses and other current assets	307,284	225,493
Current assets of discontinued operations	32,666	31,941
Total current assets	6,609,407	1,315,991
Fixed assets, net	734,635	769,981
Intangible assets, net	716,627	745,490
Other assets	238,001	238,001
Total assets	$8,298,670	$3,069,463
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$467,356	$321,444
Accrued expenses	353,082	281,806
Deferred revenue	346,505	107,792
Liabilities of discontinued operations	848,967	1,123,049
Total current liabilities	2,015,910	1,834,091
Convertible long term debt	9,000,000	7,000,000
Total liabilities	11,015,910	8,834,091
Commitments and contingencies (Note 7)
Stockholders’ (deficit) equity:
Convertible preferred stock, $0.001 par value — 6,000,000 shares authorized; 5,000,000 shares of Series A issued and outstanding at March 31, 2010 and December 31, 2009; aggregate liquidation preference of $18,000,000 at March 31, 2010	5,000	5,000
Common stock, $0.001 par value — 100,000,000 shares authorized; 36,494,890 and 32,102,435 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	36,495	32,102
Additional paid-in capital	90,789,508	85,763,379
Accumulated deficit	(93,548,243)	(91,565,109)
Total stockholders’ (deficit) equity	(2,717,240)	(5,764,628)
Total liabilities and stockholders’ (deficit) equity	$8,298,670	$3,069,463

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
		(As Adjusted)
Revenue:
Genetic testing	$365,911	$137,511
Contract research and development	—	203,687
Other	2,799	6,266
Total revenue	368,710	347,464
Cost of revenue	413,407	304,971
Gross profit (loss)	(44,697)	42,493
Operating expenses:
Research and development	560,202	881,556
Selling, general and administrative	1,283,065	1,479,154
Amortization of intangibles	28,863	28,863
Total operating expenses	1,872,130	2,389,573
Loss from operations	(1,916,827)	(2,347,080)
Other income (expense):
Interest income	296	8,216
Interest expense	(66,603)	(32,055)
Total other income (expense)	(66,307)	(23,839)
Loss from continuing operations before income taxes	(1,983,134)	(2,370,919)
Provision for income taxes	—	(10,000)
Loss from continuing operations	(1,983,134)	(2,380,919)
Loss from discontinued operations, net of income taxes	—	(75,168)
Net loss	$(1,983,134)	$(2,456,087)
Basic and diluted net loss per common share from:
Continuing operations	$(0.06)	$(0.08)
Discontinued operations	—	—
Net loss	$(0.06)	$(0.08)
Weighted average common shares outstanding, basic and diluted	33,139,173	31,855,981

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Three months ended March 31, 2010 and 2009

(Unaudited)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2008	5,000,000	$5,000	31,799,381	$31,799	$85,458,334	$(81,012,706)	$4,482,427
Net loss	—	—	—	—	—	(2,456,087)	(2,456,087)
Common stock issued:
Employee stock purchase	—	—	126,500	126	34,028	—	34,154
Employee stock purchase plan	—	—	31,506	32	5,325	—	5,357
Restricted stock awards	—	—	12,500	13	(13)	—	—
Stock-based compensation expense	—	—	—	—	41,982	—	41,982
Balance as of March 31, 2009	5,000,000	$5,000	31,969,887	$31,970	$85,539,656	$(83,468,793)	$2,107,833

Balance as of December 31, 2009	5,000,000	$5,000	32,102,435	$32,102	$85,763,379	$(91,565,109)	$(5,764,628)
Net loss	—	—	—	—	—	(1,983,134)	(1,983,134)
Common stock issued:
Private placement, net of offering costs of $319,545	—	—	4,375,002	4,375	4,926,083	—	4,930,458
Exercise of stock option	—	—	1,300	2	336	—	338
Employee stock purchase plan	—	—	16,153	16	11,776	—	11,792
Stock-based compensation expense	—	—	—	—	87,934	—	87,934
Balance as of March 31, 2010	5,000,000	$5,000	36,494,890	$36,495	$90,789,508	$(93,548,243)	$(2,717,240)

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
		(As Adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,983,134)	$(2,456,087)
Net loss from discontinued operations	—	(75,168)
Net loss from continuing operations	(1,983,134)	(2,380,919)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	104,085	116,289
Stock-based compensation expense	87,934	39,646
Changes in operating assets and liabilities, net of business sold:
Accounts receivable, net	21,983	453
Inventory	(49,084)	—
Prepaid expenses and other current assets	(82,516)	(56,431)
Accounts payable	145,913	(493,603)
Accrued expenses	71,276	152,532
Deferred revenue	238,713	(50,971)
Deferred tax provision	—	10,000
Net cash used in operating activities of discontinued operations	(274,082)	(52,284)
Net cash used in operating activities	(1,718,912)	(2,715,288)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(39,877)	(557,736)
Other assets	—	28,998
Net cash used in investing activities of discontinued operations	—	(1,443)
Net cash used in investing activities	(39,877)	(530,181)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	2,000,000	—
Proceeds from registered direct offering of common stock	5,250,002	—
Registered direct offering costs	(319,544)	—
Proceeds from issuance of common stock	—	34,154
Proceeds from employee stock purchase plan	11,792	5,357
Proceeds from exercise of employee stock options	338	—
Net cash provided by financing activities	6,942,588	39,511
Net increase (decrease) in cash and cash equivalents	5,183,799	(3,205,958)
Cash and cash equivalents, beginning of period	906,248	4,952,481
Cash and cash equivalents, end of period	$6,090,047	$1,746,523
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$50,397	$50,411

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Basis of Presentation

The condensed financial statements include the accounts of Interleukin Genetics, Inc. (the Company) as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010. The condensed financial statements for the three months ended March 31, 2009 include the accounts of the Company and its then wholly-owned subsidiaries. Prior to the opening of business on July 1, 2009 the Company and its then wholly-owned subsidiary AJG Brands, Inc. sold substantially all of the Alan James Group business and assets of AJG Brands, Inc. Operating results for AJG Brands, Inc. are reflected herein in discontinued operations.

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. As of March 31, 2009 all intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 4 to our condensed financial statements contained herein.

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

As of March 31, 2010, the Company has one segment remaining, the genetic test business, which was formerly defined as the Personalized Health segment and is reflected herein as continuing operations. The Company develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive measures. The Company’s principal operations and markets are located in the United States.

The Company has evaluated all events or transactions that occurred after March 31, 2010 through the date of issuance of these financial statements. The Company did not have any material recognizable or non recognizable subsequent events.

Note 2—Operating Matters and Liquidity

The Company has experienced net operating losses since its inception through March 31, 2010, including a net loss of $2.0 million for the three months then ended, contributing to an accumulated deficit of $93.5 million as of March 31, 2010. The Company has increased its borrowings at March 31, 2010 to $9.0 million under its line of credit with Pyxis Innovations Inc., an affiliate of Alticor (“Pyxis”).

The Company continues to take steps to control expenses and enhance its liquidity and cash flow. Prior to the opening of business on July 1, 2009, the Company sold substantially all of the Alan James Group business of its subsidiary AJG Brands, Inc. for $4.6 million consisting of $4.4 million in cash and a $0.2 million holdback. The Company decided to sell these non-core assets as a way to concentrate on its genetic test business. The Company will no longer have the positive cash flow of this business but will have lower administration and operating costs as a result of the focus on the genetic test business. The Company continues to further reduce operating costs such as consulting and research expenses to focus on our product development efforts. We continue our efforts to sublease unused office space to further offset operating costs.

On March 5, 2010, the Company entered into a definitive agreement with certain institutional investors to sell $5.3 million of securities in a registered direct offering. Net proceeds of approximately $4.9 million were received on March 10, 2010. In addition, the Company has access to $5.3 million of available credit under the credit facility with Pyxis which permits borrowings any time prior to June 30, 2011.

We expect that our current financial resources, including the amount available under our credit facility with Pyxis, are adequate to fund our current and planned operations for the next 18 months.

Note 3—Discontinued Operations

In August 2006, the Company acquired the assets and business of the Alan James Group, LLC (the Alan James Group). The Alan James Group was a provider of products and services in the consumer healthcare marketplace and the acquired business primarily developed, marketed and sold nutritional products and engaged in related activities.

Prior to the opening of business on July 1, 2009, the Company and its wholly-owned subsidiary, AJG Brands, Inc. entered into an asset purchase agreement with Nutraceutical Corporation and Pep Products, Inc., a wholly-owned subsidiary of Nutraceutical Corporation, pursuant to which substantially all of the Alan James Group business and assets of AJG Brands, Inc. were sold to Pep Products, Inc. for an aggregate price of $4,572,292. The proceeds consisted of a $200,000 holdback reflected in other assets and $4,372,292 of cash received on July 1, 2009. The holdback is available to satisfy potential amounts owed to the buyer pursuant to the agreement and may be payable to the Company on July 1, 2011. The assets sold consisted primarily of accounts receivable, inventories, property and equipment and other assets related to the business, which primarily develops, markets and sells nutritional supplements and related products into retail consumer channels. The buyer did not assume accounts payable and accrued liabilities. Subsequent to the closing, AJG Brands, Inc.’s name was changed to Interleukin Brands, Inc. (“IBI”). The assets remaining in IBI consisted primarily of certain remaining accounts receivable and inventory which have been fully reserved for. Liabilities at March 31, 2010 and December 31, 2009 primarily consist of accruals for inventory in the retail channel with the right of return.

The Company recognized a loss on the sale of discontinued operations of $1,346,202 in the quarter ended June 30, 2009 including direct costs of the disposition of $674,243.

AJG Brands, Inc.’s sales reported in discontinued operations for the three months ended March 31, 2009 were $1,547,531.

The following is a summary of the net assets sold at the close of business on June 30, 2009.

Accounts receivable	$1,114,835
Inventories	783,512
Property and equipment, net.	21,073
Other assets	72,993
$1,992,413

Note 4—Significant Accounting Policies

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of March 31, 2010 and December 31, 2009, the Company has deferred revenue of $346,505 and $107,792, respectively, for tests that have been prepaid but results have not yet been reported.

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

Accounts Receivable

Pursuant to the asset purchase agreement in connection with the Company’s sale of substantially all of the Alan James Group business and assets, the Company retained non acquired accounts receivable in the amount of $180,605 which was fully reserved for as uncollectible at June 30, 2009. At March 31, 2010, the balance in such non acquired accounts approximated $107,000, which is deemed uncollectable and has been fully reserved for. Prior to the sale, trade accounts receivable was stated at estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offered its Consumer Product customers a 2% cash discount if payment was made within 30 days of the invoice date, however, most customers took the discount regardless of when payment occurred.

Inventory

Inventory on hand at March 31, 2010 consists of product genetic test kits related to our Inherent Health® brand of genetic tests. Inventory is stated at the lower of cost or market. No overhead or administrative costs are included in inventory. No inventory reserve is required at March 31, 2010 as all test kits are available for sale and management has determined will be sold. When a kit is sold the corresponding cost of the kit is recorded as cost of goods sold and removed from inventory.

As part of the Company’s sale of substantially all of the Alan James Group business and assets, all non acquired inventory amounting to approximately $129,000 was scrapped and written off in the fourth quarter of 2009.

Inventory consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Continuing Operations
Raw materials	$134,429	$103,479
Finished goods	33,085	14,951
Total inventory, net	$167,514	$118,430

Income Taxes

The preparation of its financial statements requires the Company to estimate its income taxes in each of the jurisdictions in which it operates, including those outside the United States, which may be subject to certain risks that ordinarily would not be expected in the United States. The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of $27.0 million as of March 31, 2010, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

Due to recent changes in Massachusetts corporate income tax regulations, the Company will be filing a combined tax return with Alticor affiliated entities and as a result, the Company’s net operating losses (for state tax purposes) will be fully utilized at March 31, 2010. The combined filing will have no impact on the Company's financial statements due to the full valuation allowance that offsets any deferred tax assets.

The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions during the three months ended March 31, 2010.

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

	As of March 31,
	2010	2009
Options outstanding	1,493,367	2,225,667
Warrants outstanding	2,150,000	400,000
Convertible preferred stock	28,160,200	28,160,200
Convertible debt	1,584,981	704,436
Total	33,388,548	31,490,303

Fair Value of Financial Instruments

The Company, using available market information, has determined the estimated fair values of financial instruments. The stated values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the nature of these instruments. The carrying amount of long-term convertible debt approximates its fair value as the rate applicable to such debt reflects periodic changes in overall market interest rates.

Cash and Cash Equivalents

Cash and cash equivalents include money market funds we have on deposit with our commercial bank. These funds are available on demand and could be in excess of FDIC insurance limits.

Recent Accounting Pronouncements

Please see the discussion of “Recent Accounting Pronouncements” in Note 4, Significant Accounting Policies contained in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

On February 25, 2008, the Company entered into a research agreement (RA8) with an affiliate of Alticor, effective January 1, 2008, to expand the research being performed under its current agreements with Alticor through 2008. The Company received $1,200,000 during 2008 under the research agreement, on a time and materials basis. Additionally, in 2009 and 2008 the Company recognized as revenue approximately $524,000 and $800,000, respectively of previously deferred revenue. In addition to the $800,000 of deferred revenue recognized under RA8, $168,254 of funds previously paid to the Company by Alticor under research agreement 3 (RA3) and research agreement 4 (RA4), for which no work has been performed, do not need to be repaid to Alticor. Accordingly, the Company has classified such funding as additional paid-in capital.

On January 31, 2009, the Company entered into an amendment to RA8. The amendment extended the term from a maximum of six months to eight months, terminating on September 30, 2009. The Company received an additional $200,316 on March 31, 2009 under the terms of the amendment to complete ongoing research, which was recognized as deferred revenue as of March 31, 2009. At March 31, 2010, all research agreements with Alticor were complete and the $200,316 has been recognized as revenue.

On October 20, 2009 the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”) a subsidiary of Alticor Inc. Pursuant to the Agreement, Amway Global will sell the Company’s Inherent Health brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. We paid Amway Global $90,000 in commissions for the three months ended March 31, 2010 representing a percentage of net sales received by us from Amway Global customers.

Note 6—Convertible Debt

On August 17, 2006, our existing credit facility with Pyxis was amended to provide the Company with access to approximately $14,300,000 of additional working capital borrowings at any time prior to August 17, 2008. Any amounts borrowed bear interest at prime, require quarterly interest payments and on demand a payment of all outstanding principal on August 16, 2011. The principal amount of any borrowing under this credit facility is convertible at Pyxis’ election into a maximum of 2,533,234 shares of common stock, reflecting a conversion price of $5.6783 per share.

Pursuant to the terms of the notes, Pyxis converted the indebtedness due on June 30, 2008, representing an aggregate principal amount of $595,336 and accrued interest of $7,450, into 943,032 shares of the Company’s common stock.

This credit facility has been extended several times. Most recently, on February 1, 2010, the Company entered into an amendment to extend the availability of the existing credit facility with Pyxis until June 30, 2011. As of March 31, 2010, there was $9,000,000 in principal outstanding under the credit facility which includes $2,000,000 the Company borrowed on February 1, 2010 leaving $5,316,255 of available credit.

Note 7—Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its financial condition, results of operations or cash flows.

Legal Proceedings

On February 11, 2010, Genetic Technologies Limited, or GTL, filed a complaint in the United States District Court for the Western District of Wisconsin. The complaint names the Company and eight other corporations as defendants in an alleged patent infringement lawsuit (Genetics Technologies Limited vs. Beckman Coulter, Inc., et. al., Civil Action No. 10-CV-00069, W.D. Wis., filed February 11, 2010). The Company was served with the complaint on March 24, 2010. The complaint alleges that the defendants make, use or sell products or services that infringe one or more claims of the patent owned by GTL, U.S. Patent No. 5,612,179, or the ’179 Patent, which expired on March 10, 2010. In the Company’s case, the complaint alleges that it offers and provides genetic risk assessment testing services that utilize methods set forth in one or more claims of the ‘179 Patent. The Company believes that it has substantial defenses to the claims asserted in the complaint. As of March 31, 2010, it is not possible to assess the risk of loss, if any, related to this matter.

Employment Agreements

On January 21, 2010, the Company entered into an employment agreement with Lewis H. Bender, its Chief Executive Officer. The agreement replaced and superseded the employment agreement between the Company and Mr. Bender that was to expire by its terms on January 22, 2010. The agreement has an initial term of one year and is automatically renewable for successive one year periods unless at least 90 days prior notice is given by either the Company or Mr. Bender. The agreement also provides that Mr. Bender will serve as a member of the Company’s Board of Directors for as long as he serves as the Company’s Chief Executive Officer, subject to any required approval of the Company’s shareholders.

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

Note 8—Capital Stock

Authorized Preferred and Common Stock

At March 31, 2010, the Company had authorized 6,000,000 shares of $0.001 par value Series A Preferred Stock, of which 5,000,000 were issued and outstanding. At March 31, 2010, the Company had authorized 100,000,000 shares of $0.001 par value common stock of which 72,520,584 shares were outstanding or reserved for issuance. Of those, 36,494,890 shares were outstanding; 28,160,200 shares were reserved for the conversion of Series A Preferred to common stock; 1,584,981 shares were reserved for the conversion of the $9,000,000 of debt outstanding under the credit facility with Pyxis; 2,937,295 shares were reserved for the potential exercise of authorized and outstanding stock options; 400,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $2.50 per share which are exercisable currently until the expiration date of August 9, 2012; 1,750,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $1.30 per share which are exercisable currently until the expiration date of March 5, 2015; 256,977 shares were reserved for the potential exercise of rights held under the Employee Stock Purchase Plan; and 936,241 shares were reserved for the issuance upon the conversion of convertible notes that may be issued to Pyxis under the existing credit facility.

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its Common Stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them. The liquidation preference at March 31, 2010 was $18,000,000. After receiving this amount, the holders of the Series A Preferred Stock are entitled to participate on an as-converted basis with the holders of Common Stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s Common Stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of March 31, 2010, the Series A Preferred Stock was convertible into 28,160,200 shares of Common Stock reflecting a current conversion price of $0.3196 per share.

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

Note 9—Stock-Based Compensation Arrangements

Stock-based compensation arrangements consisted of the following as of March 31, 2010: three share-based compensation plans, restricted stock awards; an employee stock purchase plan; and employee compensation agreements. Total compensation cost that has been charged against income for stock-based compensation arrangements is as follows:

	Three Months Ended March 31,
	2010	2009
Stock option grants beginning of period	$1,331	$38,984
Stock-based arrangements during the period:
Stock option grants	84,503	428
Restricted stock issued:
Employee stock purchase plan	2,100	945
Employment agreements	—	1,625
	$87,934	$41,982

Stock option grants

The following table details stock option activity for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding, beginning of period	1,578,917	$2.07	2,100,917	$2.33
Granted	126,500	0.83	138,500	0.26
Exercised	(1,300)	0.26	—	—
Canceled/Expired	(210,750)	4.54	(13,750)	0.75
Outstanding, end of period	1,493,367	$1.62	2,225,667	$2.21
Exercisable, end of period	897,167	$2.07	1,470,667	$2.85

The Company’s share-based payments that result in compensation expense consist of stock option grants and shares issued under the Employee Stock Purchase Plan. During the three-month period ended March 31, 2010, the Company granted stock options under the 2000 Employee Stock Compensation Plan and the 2004 Employee, Director & Consultant Stock Plan. At March 31, 2010, the Company had an aggregate of 1,443,928 shares of Common Stock available for grant; including 272,482 shares under the 2000 Employee Stock Compensation Plan and 1,171,446 under the 2004 Employee, Director & Consultant Stock Plan. Each of these plans expires ten years from the date the plan was approved.

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

For purposes of determining the stock-based compensation expense for stock option awards in 2010, the Black-Scholes option-pricing model was used with the following weighted-average assumptions:

Risk-free interest rate		2.3%
Expected life	5.7	years
Expected volatility		126.4%
Dividend Yield		0%

Using these assumptions, the weighted average grant date fair value of options granted in 2010 was $0.80.

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are deemed to be compensatory because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the three months ended March 31, 2010 and 2009, employees purchased 16,153 and 31,506 shares, respectively, of common stock at a weighted-average purchase price of $0.73 and $0.17, respectively, while the weighted-average fair value was $0.86 and $0.20 per share, respectively, resulting in compensation expense of $2,100 and $945, respectively.

Restricted Stock Awards

Holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. Recipients of restricted stock awards are generally not required to pay any consideration to the Company for these restricted stock awards. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period. During each of the three months ended March 31, 2010 and 2009 the Company granted restricted stock awards of 22,500 and 12,500 shares, respectively.

At March 31, 2010, there was approximately $318,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company’s stock plans.

Note 10—Industry Risk and Concentration

The Company develops genetic risk assessment tests under contract, performs research for its own benefit and, to a lesser extent, provides research services to a collaborative partner. As of March 31, 2010, the Company has introduced four genetic risk assessment tests commercially. Two of the tests are branded and sold through the Company’s strategic partner — Alticor. Commercial success of the Company’s genetic risk assessment tests will depend on their success as scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partner.

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

During the three months ended March 31, 2009, we had one significant customer, Alticor, our principal shareholder that accounted for approximately 96% of our revenues from continuing operations. During the three months ended March 31, 2010, approximately 51% of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Corp. d/b/a Amway Global (“Amway Global”), a subsidiary of Alticor. Pursuant to this Agreement, Amway Global sells our genetic tests through its e-commerce web site via a hyperlink to our e-commerce site.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included elsewhere in this document.

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

During the three months ended March 31, 2010, we continued to focus our resources on sales of our new Inherent Health™ brand of genetic tests and related programs, which began at the end of the second quarter of 2009, including the first-of-its-kind test for weight management that identifies an individual’s genetic tendencies for weight gain and metabolism. The brand launch offers customers a full suite of affordable, easy-to-use and meaningful genetic tests in heart health, bone health, nutritional needs, as well as PST®, the periodontal disease risk assessment test.

We experienced extensive scientific and media attention relating to our weight management genetic test. On March 3, 2010, we and researchers from Stanford University announced findings from a retrospective clinical study collaboration involving our Weight Management Genetic Test during a presentation at the American Heart Association’s annual epidemiology and prevention conference. According to Stanford University researchers, the differences in weight loss that were observed in individuals who followed a diet matched to their genotype versus one that was not matched to their genotype “is highly significant in numerous categories and represents an approach to weight loss that has not been previously reported in the literature.” This announcement follows our release of top line positive results from the study on September 29, 2009.

Sales of our genetic tests increased significantly in the three months ended March 31, 2010, as compared to the same period in the prior year driven primarily by subsequent media attention after the findings announced at the American Heart Association’s conference. The findings were reported in multiple national print publications as well as television. What we have experienced is a better understanding of the importance of our genetic test in the field of personalized health when public awareness is gained. We plan to explore further media opportunities in the future. We did not incur any significant expenses relating to this media.

Prior to the opening of business on July 1, 2009 we sold substantially all of the Alan James Group business and assets of our wholly-owned subsidiary AJG Brands, Inc. to Pep Products, Inc., a subsidiary of Nutraceutical Corporation. We continue to pay ongoing amounts owed on the accrued liabilities primarily related to inventory remaining at the retail level. During the quarter, we reached a final settlement with a retailer for approximately $0.3 million and we expect to continue to settle these accounts within the amounts accrued for at the date of the transaction. We are now focusing on genetic test development and commercialization which was formerly defined as our Personalized Health segment and is reflected as continuing operations.

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

We have traditionally spent approximately $3-4 million annually on research and development. We completed our research agreements with Alticor in 2009 and are now dedicating our resources to our own product development efforts. Our research & development expenses may decrease as we focus more on our own development and commercialization efforts. This is different than in prior years when our development focus was concentrated in research and development to bring new test configurations to market. As a result of the launch of our Inherent Health® brand of genetic tests, we expect corporate selling, general, marketing and administrative expenses associated with our genetic test products to increase in 2010 and beyond.

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

Three Months Ended March 31, 2010 and March 31, 2009

Continuing Operations

Total revenue from continuing operations for the three months ended March 31, 2010 was $0.4 million, compared to $0.3 million for the three months ended March 31, 2009. The increase of $0.1 million, or 6.1%, is primarily attributable to increases in genetic testing revenue offset by decreases in contract research and royalty revenue. Genetic testing revenue increased to $0.4 million, or 166.1%, in the three months ended March 31, 2010, compared to $0.1 million in the three months ended March 31, 2009. The increase is primarily attributable to sales of our Inherent Health™ Brand of genetic tests, which benefitted from media attention surrounding the March 2010 announcement of successful study results with Stanford University on our weight management genetic test. Genetic testing revenue is derived from tests sold and processed, which is driven by consumer demand. We had no contract research revenue in the three months ended March 31, 2010, compared to $0.2 million in the three months ended March 31, 2009. The decrease of $0.2 million is primarily attributable to the completion in 2009 of our reimbursable research projects with Alticor.

During the three months ended March 31, 2009, we had one significant customer, Alticor, our principal shareholder, that accounted for approximately 96% of our revenues from continuing operations. During the three months ended March 31, 2010, approximately 51% of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Corp. d/b/a Amway Global, a subsidiary of Alticor. Pursuant to this agreement, Amway Global sells our genetic tests through its e-commerce web site via a hyperlink to our e-commerce site.

Cost of revenue from continuing operations for the three months ended March 31, 2010 was $0.4 million or 112.1% of revenue, compared to $0.3 million, or 87.8% of revenue, for the three months ended March 31, 2009. The significant increase in the cost of revenue as a percentage of revenue is primarily attributable to increased fixed costs associated with our genetic testing laboratory. Fixed costs were impacted during the three months ended March 31, 2010 by the operation of new high volume genetic testing equipment, which we expect to be absorbed by increases in volume of tests performed. Increased costs associated with this equipment are recognized in the first quarter of 2010, where no such costs were recognized in the first quarter of 2009. In addition, variable costs, such as laboratory supplies, increased due to the higher volume of genetic tests processed. The first quarter of 2010 is the first period where the volumes of tests performed was nearly sufficient to cover the full operational expense of the laboratory since we installed the new equipment in 2009, however, we can provide no assurance that we will be able to maintain or increase the volume of tests performed in subsequent periods.

Gross margin from continuing operations for the three months ended March 31, 2010, was a loss of $45,000, or 12.1%, compared to a profit of $42,000, or 12.2%, for the three months ended March 31, 2009. The decrease in gross margin is primarily attributable to increased fixed costs associated with our genetic testing laboratory and a decrease in contract research revenue.

Research and development expenses from continuing operations were $0.6 million for the three months ended March 31, 2010, compared to $0.9 million for the three months ended March 31, 2009. The decrease of $0.3 million, or 36.5% is primarily attributable to decreased clinical trial expenses related to our research agreements with Alticor and decreased compensation and consulting expenses as compared to the three months ended March 31, 2009.

Selling, general and administrative expenses from our continuing operations were $1.3 million for the three months ended March 31, 2010, compared to $1.5 million for the three months ended March 31, 2009. The decrease of $0.2 million, or 13.3% is primarily attributable to decreased expenses relating to administrative support consultants and lower compensation expenses offset by increased product development and advertising costs associated with our new Inherent Health™ Brand of genetic tests, sales commissions paid to Amway as part of our Merchant Channel and Partner Store Agreement and legal costs related to general corporate and compliance.

Interest expense from continuing operations was $67,000 for the three months ended March 31, 2010, as compared to $32,000 for the three months ended March 31, 2009. The increase in interest expense of $35,000 is primarily attributable to increased borrowings on our credit facility with Pyxis.

Interest income from continuing operations was $300 for the three months ended March 31, 2010 as compared to $8,200 for the three months ended March 31, 2009. The decrease in interest income of $7,900 is primarily attributable to lower interest being earned on available cash balances. The current financial market conditions have significantly reduced the interest rate we are able to earn on our cash and cash equivalent balances.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $6.1 million and borrowings available under our credit facility of approximately $5.3 million, which permits borrowing at any time prior to June 30, 2011.

Cash used in continuing operations was $1.4 million for the three months ended March 31, 2010, as compared to $2.7 million for the three months ended March 31, 2009. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables, inventory levels and the timing of payments to suppliers. A significant use of cash in the three months ended March 31, 2010 were payments of $0.3 million, relating to the settlement of our obligations with former customers of the Alan James Group in connection with their rights of return of purchased product. A final settlement was reached with a major customer for inventory yet to be returned in accordance with the contractual terms of the retail relationship. The total settlement amounted to $0.3 million with $0.1 paid in March 2010 and the balance to be paid in the second quarter of 2010. The amounts paid were previously accrued in our financial statements. This use of cash was offset by a significant increase in genetic test sales resulting from the media surrounding the weight loss study results. Cash received from genetic test sales which is reflected in deferred revenue until the test report is issued increased by $0.2 million as compared to the three months ended March 31, 2009.

Prior to the sale of substantially all of the Alan James Group business and assets, we received positive operating cash flow from the retail sale of supplements. The combination of positive operating cash flow from the operations of The Alan James Group reduced our need for borrowings from our credit line with Pyxis. As we build our genetic test business the need for capital may increase due to the sale of the Alan James Group business.

Cash used in investing activities of our continuing operations was $40,000 for the three months ended March 31, 2010, compared to $0.5 million for the three months ended March 31, 2009. During the three months ended March 31, 2009, capital additions primarily consisted of new commercial laboratory equipment that was purchased and installed which allows for high volume processing of genetic test samples. We believe that based on current and projected volumes, our laboratory equipment is sufficient to process genetic tests and no additional material capital purchases will be needed in the foreseeable future.

Cash provided by financing activities of our continuing operations was $6.9 million for the three months ended March 31, 2010 compared to $40,000 for the three months ended March 31, 2009. On February 1, 2010 we received proceeds from the issuance of a note payable in the amount of $2.0 million under our existing credit facility with Pyxis. We have no financial covenants as part of our credit facility with Pyxis. As of March 31, 2010, we had $9.0 million outstanding under the credit facility, which is reflected as long term debt on our balance sheet and is convertible, at the option of Pyxis into shares of our common stock at a price of $5.6783 per share. On March 5, 2010, we entered into a definitive agreement with certain institutional investors to sell $5.3 million of securities in a registered direct offering. The investors purchased an aggregate of 4,375,002 units for $1.20 per unit, with each unit consisting of a share of common stock and a warrant to purchase 0.40 of a share of common stock. The warrants are exercisable at $1.30 per share and expire in five years. Net proceeds to us after fees and expenses were approximately $4.9 million. We received approximately $12,000 and $39,000, respectively from the exercise of stock options and stock purchases through the employee stock purchase plan for the three months ended March 31, 2010 and 2009.

The amount of operating cash we generate is not currently sufficient to continue to fund and grow our operations. We believe our success depends on our ability to have sufficient capital and liquidity to achieve our objectives of closing negotiations with partners and creating additional distribution channels for our genetic testing products and technology. In addition to our current operating line of credit we may have to raise additional capital. Even though we are experiencing sales increases in our genetic testing business we must take additional steps to reduce our operating costs. In 2009, we reduced our headcount in non essential areas. We are currently attempting to sublease approximately one-third of our 19,000 square feet of office space. The space includes offices and a laboratory that is not being used. We have significantly reduced our research and development programs to only those that focus on technology related to deals with potential commercial partners. We have taken steps to reduce our corporate administrative expenses by working with or seeking new vendors who offer the same service for a lower cost. While we expect that our current and anticipated financial resources, including the amount available under our credit facility with Pyxis and the $4.9 million in net proceeds we received from our March 2010 registered direct offering, are adequate to maintain our current and planned operations for at least the next 18 months, we anticipate we will need substantial additional funds in the future, which we intend to obtain from operations, alliances or raising additional capital, but such funding may not be available on terms acceptable to us, or at all.

On December 23, 2009, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, various series of debt securities and/or warrants to purchase any of the securities, either individually or in units, with a total value of up to $75 million, from time to time at prices and on terms to be determined at the time of such offerings. This filing was declared effective on January 5, 2010. After taking into account the securities we issued in the March 2010 registered direct offering, we have approximately $67.5 million of securities available for sale under our effective shelf registration statement, although we may be limited by the rules and regulations of the SEC and the NYSE Amex in the amount of securities we may offer under this registration statement. Even if we are successful in raising additional capital, we may not be able to raise enough capital to cover our ongoing operating expenses and may be forced to seek other strategic alternatives.

On December 23, 2008, we were notified of our failure to comply with the NYSE Amex, hereinafter referred to as the Exchange, continued listing standards under section 1003 of the Exchange’s Company Guide. Specifically, the Exchange noted our failure to comply with section 1003(a) (iii) of the Company Guide because our stockholders’ equity was less than $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years. The notice was based on a review by the Exchange of publicly available information, including our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008. As of December 31, 2008, our stockholders equity was $4.5 million, and as of December 31, 2009 we had a stockholders’ deficit of $5.8 million. On January 27, 2009, we submitted a plan to the Exchange to meet the continued listing requirements. The plan consists of several elements, but is primarily focused on increasing the sales of our products and services and raising additional equity capital. On March 27, 2009, we were notified that the Exchange found our plan to regain compliance with the continued listing standards to be unacceptable. We filed an appeal for an oral hearing and submitted a revised plan to the Exchange. On May 11, 2009, the Exchange notified us that the Exchange accepted our redrafted plan of compliance, without a hearing, and granted us an extension until December 31, 2009 to regain compliance with the continued listing standards. In December 2009, we provided more information to the Exchange and requested an extension. The Exchange continued to review our progress toward regaining compliance and on March 17, 2010 granted us an extension until June 23, 2010 to regain compliance. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards will likely result in delisting from the Exchange, which could significantly impact our ability to raise additional capital.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses; and (ii) disclose contingent assets and liabilities. A critical accounting estimate is an assumption that could have a material effect on our financial statements if another, also reasonable, amount were used or a change in the estimates is reasonably likely from period to period. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. Our most critical accounting policies and estimates upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are set forth in Note 4 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in our accounting policies nor changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K.

Revenue Recognition:

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of March 31, 2010 and December 31, 2009, we had deferred revenue of $347,000 and $108,000, respectively, for tests that have been prepaid but results have not yet been reported.

Revenue from contract research and development is recognized over the term of the contract as we perform our obligations under that contract (including revenue from Alticor, a related party).

Allowance for Sales Returns:

At March 31, 2010, we have reserved for estimated sales returns and discontinued items applicable to the non-acquired accounts resulting from our sale of substantially all of the assets of the Alan James Group business. The reserve of approximately $0.8 million is deemed to be adequate and no additional amounts were added at March 31, 2010. Payments of approximately $0.3 million were made that directly related to the product returns from non acquired accounts during the three months ended March 31, 2010.

Trade Promotions:

Pursuant to the asset purchase agreement in connection with the sale of substantially all of the Alan James Group business and assets, we fully accrued for the approximately $150,000 of agreed upon trade promotions implemented prior to June 30, 2009. At March 31, 2010, the balance of trade promotions estimated to be due in the future was $41,000.

Accounts Receivable:

Pursuant to the asset purchase agreement in connection with our sale of substantially all of the Alan James Group business and assets, we retained non acquired accounts receivable in the amount of $180,605 which was fully reserved for as uncollectible at June 30, 2009. At March 31, 2010, the balance in such non acquired accounts approximated $107,000 which were deemed uncollectable and had been fully reserved for. Prior to the sale, trade accounts receivable were stated at their estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms.

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

Cash Equivalents:

Cash and cash equivalents include money market funds we have on deposit with our commercial bank. These funds are available on demand and are carried at cost which approximates fair value.

Fixed Assets:

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

During the annual fiscal year end close process and on an ongoing basis, we evaluate our intangible assets for impairment. We first must investigate if there was a triggering event that would cause us to evaluate the value of the intangible assets as outlined in the accounting standard for intangible assets. No impairment write-down was required in the quarter ended March 31, 2010.

Income Taxes:

The preparation of our financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States, which may be subject to certain risks that ordinarily would not be expected in the United States. We account for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $27.0 million as of March 31, 2010, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

Due to recent changes in the Massachusetts corporate income tax regulations, we will be filing on a combined basis with our other affiliated entities on a go-forward basis and as a result, net operating losses will be fully utilized at March 31, 2010. The combined filing will have no impact on our financial statements due to the full valuation allowance that offsets any deferred tax assets.

In addition, the standard prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. At March 31, 2010, we reviewed all material tax positions for all years open to statute and for all tax jurisdictions open to statute to determine whether it was more likely than not that the positions taken would be sustained based upon the technical merits of those positions. These provisions had no impact on our financial statements.

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

Recent Accounting Pronouncements

Please see the discussion of “Recent Accounting Pronouncements” in Note 4, Significant Accounting Policies contained in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2010, the only financial instruments we carried were cash and cash equivalents denominated in U.S. dollars. We believe the market risk arising from holding these financial instruments is not material. While we recognize that the interest rates these instruments bear are currently at historically low levels, we believe it is most prudent to maintain these relatively low risk positions during this time of unprecedented volatility and uncertainty across the global financial markets.

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

Item 4T.  Controls and Procedures

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On February 11, 2010, Genetic Technologies Limited, or GTL, filed a complaint in the United States District Court for the Western District of Wisconsin. The complaint names Interleukin and eight other corporations as defendants in an alleged patent infringement lawsuit (Genetics Technologies Limited vs. Beckman Coulter, Inc., et. al., Civil Action No. 10-CV-00069, W.D. Wis., filed February 11, 2010). We were served with the complaint on March 24, 2010. The complaint alleges that the defendants make, use or sell products or services that infringe one or more claims of the patent owned by GTL, U.S. Patent No. 5,612,179, or the ’179 Patent, which expired on March 10, 2010. In our case, the complaint alleges that it offers and provides genetic risk assessment testing services that utilize methods set forth in one or more claims of the ‘179 Patent. We believe that we have substantial defenses to the claims asserted in the complaint.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I – Item 2 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4	[Removed and Reserved.]

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

Exhibit Number	Exhibit

4.1
Form of Common Stock Purchase Warrant issued by Interleukin Genetics, Inc. to the investors in the March 2010 offering (incorporated by reference to Exhibit 4.1 of the Company’s current Report on Form 8-K filed on March 5, 2010 (File No. 000-32715))

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

Interleukin Genetics, Inc.

Date: May 13, 2010	By:	/s/ Lewis H. Bender
Lewis H. Bender Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2010	By:	/s/ Eliot M. Lurier
Eliot M. Lurier Chief Financial Officer (Principal Financial Officer)