Form 10-Q
period 2010-06-30
INTERLEUKIN GENETICS INC
filed 2010-08-12
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common Stock, par value $0.001 per share	36,551,015

INTERLEUKIN GENETICS, INC.

FORM 10-Q
FOR THE QUARTER ENDED June 30, 2010

Table of Contents

PART I —FINANCIAL INFORMATION

Item 1.     Financial Statements

 INTERLEUKIN GENETICS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,281,441	$906,248
Accounts receivable from related party	8,126	24,594
Trade accounts receivable	65,490	9,285
Inventory	118,919	118,430
Prepaid expenses and other current assets	272,407	225,493
Current assets of discontinued operations	32,666	31,941
Total current assets	4,779,049	1,315,991
Fixed assets, net	693,274	769,981
Intangible assets, net	687,764	745,490
Other assets	238,001	238,001
Total assets	$6,398,088	$3,069,463
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$341,032	$321,444
Accrued expenses	592,002	281,806
Deferred revenue	389,757	107,792
Liabilities of discontinued operations	200,000	1,123,049
Total current liabilities	1,522,791	1,834,091
Convertible long-term debt	9,000,000	7,000,000
Total liabilities	10,522,791	8,834,091
Commitments and contingencies (Note 7)
Stockholders’ deficit
Convertible preferred stock, $0.001 par value — 6,000,000 shares authorized; 5,000,000 shares of Series A issued and outstanding at June 30, 2010 and December 31, 2009; aggregate liquidation preference of $18,000,000 at June 30, 2010	5,000	5,000
Common stock, $0.001 par value — 100,000,000 shares authorized; 36,510,627 and 32,102,435 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	36,511	32,102
Additional paid-in capital	90,775,139	85,763,379
Accumulated deficit	(94,941,353)	(91,565,109)
Total stockholders’ deficit	(4,124,703)	(5,764,628)
Total liabilities and stockholders’ deficit	$6,398,088	$3,069,463

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue:
Genetic testing	$563,540	$95,309	$929,451	$232,821
Contract research and development	—	119,046	—	322,732
Other	9,412	8,638	12,211	14,904
Total revenue	572,952	222,993	941,662	570,457
Cost of revenue	431,616	301,875	845,023	606,847
Gross profit (loss)	141,336	(78,882)	96,639	(36,390)
Operating expenses:
Research and development	440,914	874,192	1,001,116	1,755,748
Selling, general and administrative	1,499,679	1,334,472	2,782,745	2,813,625
Amortization of intangibles	28,863	28,863	57,726	57,727
Total operating expenses	1,969,456	2,237,527	3,841,587	4,627,100
Loss from operations	(1,828,120)	(2,316,409)	(3,744,948)	(4,663,490)
Other income (expense):
Interest income	906	949	1,201	9,165
Interest expense	(72,925)	(35,350)	(139,527)	(67,404)
Gain (loss) on disposal of assets	24,500	—	24,500	—
Total other income (expense)	(47,519)	(34,401)	(113,826)	(58,239)
Loss from continuing operations before income taxes	(1,875,639)	(2,350,810)	(3,858,774)	(4,721,729)
Benefit for income taxes	—	10,000	—	—
Loss from continuing operations	(1,875,639)	(2,340,810)	(3,858,774)	(4,721,729)
Income(loss) from discontinued operations, net of income taxes	482,530	(1,370,707)	482,530	(1,445,875)
Net loss	$(1,393,109)	$(3,711,517)	$(3,376,244)	$(6,167,604)
Basic and diluted net loss per common share from:
Continuing operations	$(0.05)	$(0.07)	$(0.11)	$(0.14)
Discontinued operations	0.01	(0.05)	0.01	(0.05)
Net Loss	$(0.04)	$(0.12)	$(0.10)	$(0.19)
Weighted average common shares outstanding, basic and diluted	36,509,762	32,010,387	34,833,778	31,933,612

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2008	5,000,000	$5,000	31,799,381	$31,799	$85,458,334	$(81,012,706)	$4,482,427
Net loss	—	—	—	—	—	(6,167,604)	(6,167,604)
Common stock issued:
Employee stock purchase	—	—	126,500	127	34,028	—	34,155
Employee stock purchase plan	—	—	72,456	72	13,474	—	13,546
Restricted stock awards	—	—	12,500	13	(13)	—	—
Stock-based compensation expense	—	—	—	—	149,348	—	149,348
Balance as of June 30, 2009	5,000,000	$5,000	32,010,837	$32,011	$85,655,171	$(87,180,310)	$(1,488,128)

Balance as of December 31, 2009	5,000,000	$5,000	32,102,435	$32,102	$85,763,379	$(91,565,109)	$(5,764,628)
Net loss	—	—	—	—	—	(3,376,244)	(3,376,244)
Common stock issued:
Private placement, net of offering costs of $365,329	—	—	4,375,002	4,375	4,880,300	—	4,884,675
Exercise of stock option	—	—	1,300	2	336	—	338
Employee stock purchase plan	—	—	31,890	32	21,831	—	21,863
Stock-based compensation expense	—	—	—	—	109,293	—	109,293
Balance as of June 30, 2010	5,000,000	$5,000	36,510,627	$36,511	$90,775,139	$(94,941,353)	$(4,124,703)

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,376,244)	$(6,167,604)
Income (loss) from discontinued operations	482,530	(1,445,875)
Net loss from continuing operations	(3,858,774)	(4,721,729)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	212,006	240,232
Stock-based compensation expense	109,293	144,568
Changes in operating assets and liabilities, net of business sold:
Accounts receivable, net	(39,737)	(6,332)
Inventory	(489)	(77,360)
Prepaid expenses and other current assets	(47,639)	(60,774)
Accounts payable	19,588	(161,803)
Accrued expenses	310,197	369,771
Deferred revenue	281,965	(164,192)
Net cash used in operating activities of discontinued operations	(440,519)	(60,480)
Net cash used in operating activities	(3,454,109)	(4,498,099)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(77,572)	(679,555)
Other assets	—	28,998
Net cash used in investing activities	(77,572)	(650,557)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	2,000,000	1,000,000
Proceeds from registered direct offering of common stock	5,250,002	—
Registered direct offering costs	(365,329)	—
Proceeds from issuance of common stock	—	34,155
Proceeds from employee stock purchase plan	21,863	13,546
Proceeds from exercise of employee stock options	338	—
Net cash provided by financing activities	6,906,874	1,047,701
Net increase (decrease) in cash and cash equivalents	3,375,193	(4,100,955)
Cash and cash equivalents, beginning of period	906,248	4,952,481
Cash and cash equivalents, end of period	$4,281,441	$851,526
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$61,300
Cash paid for interest	$117,000	$67,404

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Basis of Presentation

The condensed financial statements include the accounts of Interleukin Genetics, Inc. (the Company) as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010. The condensed financial statements for the three and six months ended June 30, 2009 include the accounts of the Company and its then wholly-owned subsidiaries. Prior to the opening of business on July 1, 2009 the Company and its then wholly-owned subsidiary AJG Brands, Inc. sold substantially all of the Alan James Group business and assets of AJG Brands, Inc. Operating results for AJG Brands, Inc. are reflected herein in discontinued operations.

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. As of June 30, 2009 all intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 4 to our condensed financial statements contained herein.

The Company applies the provisions of FASB Accounting Standards Codification (“ASC”) 280, Segment Reporting, which established standards for reporting information about operating segments in annual and interim financial statements, and requires that companies report financial and descriptive information about their reportable segments based on management’s approach. The standard also established related disclosures about products and services, geographic areas and major customers. As a result of the acquisition of the assets and business of the Alan James Group in August 2006 and until prior to the opening of business on July 1, 2009 when substantially all of the assets and business were sold, the Company had two reportable segments: Personalized Health and Consumer Products.

As of June 30, 2010, the Company has one segment remaining, the genetic test business, which was formerly defined as the Personalized Health segment and is reflected herein as continuing operations. The Company develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive measures. The Company’s principal operations and markets are located in the United States.

The Company has evaluated all events or transactions that occurred after June 30, 2010 through the date of issuance of these financial statements. The Company did not have any material recognizable or non recognizable subsequent events.

Note 2—Operating Matters and Liquidity

The Company has experienced net operating losses since its inception through June 30, 2010, including a net loss of $3.4 million for the six months then ended, contributing to an accumulated deficit of $94.9 million as of June 30, 2010. The Company has increased its borrowings at June 30, 2010 to $9.0 million under its line of credit with Pyxis Innovations Inc., an affiliate of Alticor (“Pyxis”).

The Company continues to take steps to control expenses and enhance its liquidity and cash flow. Prior to the opening of business on July 1, 2009, the Company sold substantially all of the Alan James Group business of its subsidiary AJG Brands, Inc. for $4.6 million consisting of $4.4 million in cash and a $0.2 million holdback. The Company decided to sell these non-core assets as a way to concentrate on its genetic test business. The Company no longer has the positive cash flow of this business but now has lower administrative and operating costs as a result of the focus on the genetic test business. The Company continues to further reduce operating costs such as consulting and research expenses to focus on our product development efforts. On May 24, 2010, the Company completed a sublease of approximately 6,000 square feet of underutilized office and laboratory space. The sublease represents approximately one-third of the total space leased by the Company and will not adversely affect current operations. The Company’s current laboratory space is deemed to be adequate and able to process high volumes of genetic tests. The Company is able to add additional employees before any additional office space would be needed.

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

Prior to the opening of business on July 1, 2009, the Company and its wholly-owned subsidiary, AJG Brands, Inc. entered into an asset purchase agreement with Nutraceutical Corporation and Pep Products, Inc., a wholly-owned subsidiary of Nutraceutical Corporation, pursuant to which substantially all of the Alan James Group business and assets of AJG Brands, Inc. were sold to Pep Products, Inc. for an aggregate price of $4,572,292. The proceeds consisted of a $200,000 holdback reflected in other assets and $4,372,292 of cash received on July 1, 2009. The holdback is available to satisfy potential amounts owed to the buyer pursuant to the agreement and may be payable to the Company on July 1, 2011. The assets sold consisted primarily of accounts receivable, inventories, property and equipment and other assets related to the business, which primarily develops, markets and sells nutritional supplements and related products into retail consumer channels. The buyer did not assume accounts payable and accrued liabilities. Subsequent to the closing, AJG Brands, Inc’s name was changed to Interleukin Brands, Inc. (“IBI”). On December 29, 2009 IBI was merged with Interleukin Genetics, Inc. Assets remaining at June 30, 2010 related to the former subsidiary consisted primarily of prepaid expenses and liabilities at June 30, 2010 consist of accruals for inventory remaining in the retail channel with the right of return.

The Company recognized a loss on the sale of discontinued operations of $1,346,202 in the quarter ended June 30, 2009 including direct costs of the disposition of $674,243.

AJG Brands, Inc.’s sales reported in discontinued operations for the three months and six months ended June 30, 2009 were $2,032,638 and $3,580,169, respectively.

The following is a summary of the net assets sold at the close of business on June 30, 2009.

Accounts receivable	$1,114,835
Inventories	783,512
Property and equipment, net.	21,073
Other assets	72,993
$1,992,413

We have continued to reserve for estimated sales returns, discontinued items and trade promotions applicable to the non-acquired accounts resulting from our sale of substantially all of the assets of the Alan James Group business. During the quarter ended June 30, 2010 we completed an analysis of all payments made for these items since the sale occurred on July 1, 2009, including the final settlement with a large customer and determined that the reserve should be reduced by approximately $0.5 million. The remaining balance of $0.2 million at June 30, 2010 represents management’s best estimate of the cost of future returns. The adjustment is reflected in income from discontinued operations in the June 30, 2010 statement of operations.

Note 4—Significant Accounting Policies

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of June 30, 2010 and December 31, 2009, the Company has deferred revenue of $389,757 and $107,792, respectively.

Revenue from contract research and development is recognized over the term of the contract as the Company performs its obligations under that contract (including revenue from Alticor, a related party).

Accounts Receivable

Accounts receivable is stated at estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its commercial genetic test customers a 2% cash discount if payment is made by wire within 10 days of the invoice date.

Pursuant to the asset purchase agreement in connection with the Company’s sale of substantially all of the Alan James Group business and assets, the Company retained non-acquired accounts receivable in the amount of $180,605 which was fully reserved for as uncollectible at June 30, 2009. The balance in such non-acquired accounts was deemed uncollectable and written off against the reserve.

Inventory

Inventory on hand at June 30, 2010 consists of genetic test kits related to our Inherent Health® brand of genetic tests. Inventory is stated at the lower of cost or market. No inventory reserve is required at June 30, 2010 as all test kits are available for sale and management has determined will be sold at an amount in excess of cost. When a kit is sold the corresponding cost of the kit is recorded as cost of goods sold and removed from inventory.

As part of the Company’s sale of substantially all of the Alan James Group business and assets, all non-acquired inventory amounting to approximately $129,000 was scrapped and written off in the fourth quarter of 2009.

Inventory consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Continuing Operations
Raw materials	$105,694	$103,479
Finished goods	13,225	14,951
Total inventory, net	$118,919	$118,430

Income Taxes

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

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of approximately $27.4 million as of June 30, 2010, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

Due to recent changes in Massachusetts corporate income tax regulations, the Company will be filing a combined tax return with Alticor affiliated entities and as a result, the net operating losses (for state tax purposes) are expected to be fully utilized. The combined filing will have no impact on the Company's financial statements due to the full valuation allowance that offsets any deferred tax assets.

The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the six months ended June 30, 2010.

Basic and Diluted Net Loss per Common Share

The Company applies the provisions of FASB ASC 260, Earnings per Share, which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share for all the periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the loss in each period. Potential common stock equivalents excluded from the calculation of diluted net loss per share consists of stock options, warrants, convertible preferred stock and convertible debt as set forth in the table below:

	As of June 30,
	2010	2009
Options outstanding	1,676,967	2,176,767
Warrants outstanding	2,150,000	400,000
Convertible preferred stock	28,160,200	28,160,200
Convertible debt	1,584,981	880,545
Total	33,572,148	31,617,512

Fair Value of Financial Instruments

The Company, using available market information, has determined the estimated fair values of financial instruments. The stated values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the nature of these instruments. The carrying amount of long-term convertible debt approximates its fair value as the rate applicable to such debt is consistent with periodic changes in overall market interest rates.

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing accounts we have on deposit with a commercial bank. These funds are available on demand and are at times in excess of FDIC insurance limits.

Recent Accounting Pronouncements

Please see the discussion of “Recent Accounting Pronouncements” in Note 4, Significant Accounting Policies contained in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. No pronouncements issued to date by the FASB in 2010 are expected to have a material impact on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2009 financial statements to conform them with the presentation used in 2010. Such reclassifications had no impact on the Company’s reported results of operations.

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

On January 31, 2009, the Company entered into an amendment to its research agreement (RA8) with Alticor. The amendment extended the term from a maximum of six months to eight months, terminating on September 30, 2009. The Company received an additional $200,316 on March 31, 2009 under the terms of the amendment to complete ongoing research which was recognized as revenue as of December 31, 2009 when all research agreements with Alticor were complete.

On October 20, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”) a subsidiary of Alticor Inc. Pursuant to this Agreement, Amway Global will sell the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. We paid Amway Global $79,000 and $169,000 in commissions for the three months and six months ended June 30, 2010, respectively, representing a percentage of net sales received by us from their customers.

Note 6—Convertible Debt

On August 17, 2006, our existing credit facility with Pyxis was amended to provide the Company with access to approximately $14.4 million of additional working capital borrowings at any time prior to August 17, 2008. Any amounts borrowed thereunder bear interest at the prime rate, require quarterly interest payments and become due on demand beginning on August 16, 2011. The principal amount of any borrowing under this credit facility is convertible at Pyxis’ election into a maximum of 2,533,234 shares of common stock, reflecting a conversion price of $5.6783 per share.

This credit facility has been extended several times. Most recently, on February 1, 2010, the Company entered into an amendment to extend the availability of borrowings under the existing credit facility with Pyxis until June 30, 2011. As of June 30, 2010, there was $9,000,000 in principal outstanding under the credit facility which includes $2,000,000 the Company borrowed on February 1, 2010 leaving $5,316,255 of available credit.

Note 7—Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its financial condition, results of operations or cash flows.

Legal Proceedings

On February 11, 2010, Genetic Technologies Limited, or GTL, filed a complaint in the United States District Court for the Western District of Wisconsin. The complaint names the Company and eight other corporations as defendants in an alleged patent infringement lawsuit (Genetics Technologies Limited vs. Beckman Coulter, Inc., et. al., Civil Action No. 10-CV-00069, W.D. Wis., filed February 11, 2010). The Company was served with the complaint on March 24, 2010. The complaint alleges that the defendants make, use or sell products or services that infringe one or more claims of the patent owned by GTL, U.S. Patent No. 5,612,179, or the ’179 Patent, which expired on March 10, 2010. In the Company’s case, the complaint alleges that it offers and provides genetic risk assessment testing services that utilize methods set forth in one or more claims of the ‘179 Patent. The complaint does not seek specified damages. The Company believes it is not in violation of the named patent and will continue to defend its position. The Company believes that it has substantial defenses to the claims asserted in the complaint. The Company is reviewing its options to efficiently resolve the matter and believes the ultimate resolution will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

Sublease

On April 12, 2010, the Company entered into a sublease for approximately 6,000 square feet of its underutilized office and laboratory space. The space represents approximately one-third of the total space leased by the Company. The Company is not released from any of its original obligations under its lease. The sublease was effective on May 24, 2010 and has a termination date of March 31, 2013 with a one year option to extend through March 31, 2014, the termination date of the master lease. The Company holds a letter of credit as a security deposit of approximately six months rent. The letter of credit will be reduced by approximately one-half if the subtenant is not in default of the sublease on April 30, 2012. The Company recorded a loss in the quarter ended June 30, 2010 of approximately $51,000 representing the difference in rent between the lease and the sublease for the related space.

Note 8—Capital Stock

Authorized Preferred and Common Stock

At June 30, 2010, the Company had authorized 6,000,000 shares of $0.001 par value Series A Preferred Stock, of which 5,000,000 were issued and outstanding. At June 30, 2010, the Company had authorized 100,000,000 shares of $0.001 par value common stock of which 72,227,202 shares were outstanding or reserved for issuance. Of those, 36,510,627 shares were outstanding; 28,160,200 shares were reserved for the conversion of Series A Preferred to common stock; 1,584,981 shares were reserved for the conversion of the $9,000,000 of debt outstanding under the credit facility with Pyxis; 2,643,913 shares were reserved for the potential exercise of authorized and outstanding stock options; 400,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $2.50 per share which are exercisable currently until the expiration date of August 9, 2012; 1,750,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $1.30 per share which are exercisable currently until the expiration date of March 5, 2015; 241,240 shares were reserved for the potential exercise of rights held under the Employee Stock Purchase Plan; and 936,241 shares were reserved for the issuance upon the conversion of convertible notes that may be issued to Pyxis under the existing credit facility.

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its Common Stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them. The liquidation preference at June 30, 2010 was $18,000,000. After receiving this amount, the holders of the Series A Preferred Stock are entitled to participate on an as-converted basis with the holders of Common Stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s Common Stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of June 30, 2010, the Series A Preferred Stock was convertible into 28,160,200 shares of Common Stock reflecting a current conversion price of $0.3196 per share.

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

Note 9—Stock-Based Compensation Arrangements

Stock-based compensation arrangements consisted of the following as of June 30, 2010: three share-based compensation plans, restricted stock awards; an employee stock purchase plan; and employee compensation agreements. Total compensation cost that has been charged against income for stock-based compensation arrangements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock option grants beginning of period	$19,810	$104,737	$21,141	$143,664
Stock-based arrangements during the period:
Stock option grants	(182)	1,400	84,321	1,885
Restricted stock issued:
Employee stock purchase plan	1,731	1,229	3,831	2,174
Employment agreements	—	—	—	1,625
	$21,359	$107,366	$109,293	$149,348

Stock option grants

The following table details stock option activity for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding, beginning of period	1,591,417	$2.06	2,100,917	$2.33
Granted	323,500	0.77	138,500	0.26
Exercised	(13,800)	0.02	—	—
Canceled/Expired	(224,150)	4.32	(62,650)	1.11
Outstanding, end of period	1,676,967	$1.52	2,176,767	$2.23
Exercisable, end of period	921,017	$2.05	1,527,417	$2.78

The Company’s share-based payments that result in compensation expense consist of stock option grants and shares issued under the Employee Stock Purchase Plan. During the six-month period ended June 30, 2010, the Company granted stock options under the 2000 Employee Stock Compensation Plan and the 2004 Employee, Director & Consultant Stock Plan. The 2000 Employee Stock Compensation Plan expired in June 2010 and the 2004 Employee, Director & Consultant Stock Plan is the only remaining plan that will grant share-based payments. At June 30, 2010, the Company had an aggregate of 966,946 shares of Common Stock available for grant under this plan.

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

For purposes of determining the stock-based compensation expense for stock option awards in 2010, the Black-Scholes option-pricing model was used with the following weighted-average assumptions:

Risk-free interest rate	2.36%
Expected life	5.73 years
Expected volatility	126.39%
Dividend Yield	0%

Using these assumptions, the weighted average grant date fair value of options granted in 2010 was $0.70.

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are deemed to be compensatory because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the six months ended June 30, 2010 and 2009, employees purchased 31,890 and 72,456 shares, respectively, of common stock at a weighted-average purchase price of $0.69 and $0.19, respectively, while the weighted-average fair value was $0.81 and $0.22 per share, respectively, resulting in compensation expense of $3,831 and $2,174, respectively.

Restricted Stock Awards

Holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. Recipients of restricted stock awards are generally not required to pay any consideration to the Company for these restricted stock awards. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period. During each of the six months ended June 30, 2010 and 2009 the Company granted restricted stock awards of 22,500 and 12,500 shares, respectively.

At June 30, 2010, there was approximately $402,617 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company’s stock plans.

Note 10—Industry Risk and Concentration

The Company develops genetic risk assessment tests under contract, performs research for its own benefit and, to a lesser extent, provides research services to a collaborative partner. As of June 30, 2010, the Company has introduced four genetic risk assessment tests commercially. Two of the tests are branded and sold through the Company’s strategic partner — Alticor. Commercial success of the Company’s genetic risk assessment tests will depend on their success as scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partner.

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

During the six months ended June 30, 2009, we had one significant customer, Alticor, our principal shareholder that accounted for approximately 95% of our revenues from continuing operations. During the six months ended June 30, 2010, approximately 39% of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Corp. d/b/a Amway Global (“Amway Global”), a subsidiary of Alticor.

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

During the six months ended June 30, 2010, we continued to focus our resources on sales of our Inherent Health® brand of genetic tests and related programs, which began in the second quarter of 2009, including the first-of-its-kind test for weight management that identifies an individual’s genetic tendencies for weight gain and metabolism. The brand offers customers a full suite of affordable, easy-to-use and meaningful genetic tests in weight management, heart health, bone health and nutritional needs. In addition to our four Inherent Health® test products we offer PST®, the periodontal disease risk assessment test sold through a Licensing Agreement with OralDNA Labs, Inc. a Quest Diagnostics Inc. company. On June 30, 2010, we launched an additional product under the name Wellness Select that allows our e-commerce customers to purchase any combination of our Inherent Health® genetic tests at discounted prices. We believe that selling multiple tests in one package has the potential to be a valuable addition to our Inherent Health® brand.

We experienced extensive scientific and media attention relating to our weight management genetic test. On March 3, 2010, we and researchers from Stanford University announced findings from a retrospective clinical study collaboration involving our Weight Management Genetic Test during a presentation at the American Heart Association’s annual epidemiology and prevention conference. According to Stanford University researchers, the differences in weight loss that were observed in individuals who followed a diet matched to their genotype, based on our test, versus one that was not matched to their genotype “is highly significant in numerous categories and represents an approach to weight loss that has not been previously reported in the literature.” This announcement followed our release of top line positive results from the study on September 29, 2009.

Sales of our genetic tests increased significantly in the six months ended June 30, 2010, as compared to the same period in the prior year driven primarily by subsequent media attention after the findings announced at the American Heart Association’s conference. The findings were reported in multiple national print publications as well as television. What we have experienced is a better understanding of the importance of our genetic test in the field of personalized health when public awareness is gained. We plan to explore further media opportunities in the future. We did not incur any significant expenses relating to this media.

Prior to the opening of business on July 1, 2009 we sold substantially all of the Alan James Group business and assets of our wholly-owned subsidiary AJG Brands, Inc. to Pep Products, Inc., a subsidiary of Nutraceutical Corporation. We continue to pay ongoing amounts owed on the accrued liabilities primarily related to retail inventory returns. During the first quarter of 2010, we reached a final settlement with a retailer for approximately $0.3 million and we expect to continue to settle these accounts within the amounts accrued for at the date of the transaction. During the quarter ended June 30, 2010, we reversed $0.5 million of the accrual for returns after considering the settlement with one retailer and the pattern of returns with others over the past year.

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

We have traditionally spent approximately $3-4 million annually on research and development. We completed our research agreements with Alticor in 2009 and are now dedicating our resources to our own product development efforts. Our research and development expenses may decrease as we focus more on our own development and commercialization efforts. This is different than in prior years when our development focus was concentrated in research and development to bring new test configurations to market. As a result of the launch of our Inherent Health® brand of genetic tests, we expect corporate selling, general, marketing and administrative expenses associated with our genetic test products to increase in 2010 and beyond.

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

Three Months Ended June 30, 2010 and June 30, 2009
Continuing Operations

           Total revenue from continuing operations for the three months ended June 30, 2010 was $0.6 million, compared to $0.2 million for the three months ended June 30, 2009. The increase of $0.4 million, or 156.9%, is primarily attributable to increases in genetic testing and royalty revenue offset by a decrease in contract research revenue. Genetic testing revenue increased to $0.6 million, or 491.3%, in the three months ended June 30, 2010, compared to $0.1 million in the three months ended June 30, 2009. The increase is primarily attributable to sales of our Inherent Health® Brand of genetic tests, which benefitted from media attention surrounding the March 2010 announcement of successful study results with Stanford University on our weight management genetic test. In addition, we have experienced an increase in sales of our Inherent Health® weight management genetic test to commercial customers who have incorporated the test into their business. Genetic testing revenue is derived from tests sold and processed, which is driven by consumer demand. We had no contract research revenue in the three months ended June 30, 2010, compared to $0.1 million in the three months ended June 30, 2009. The decrease of $0.1 million is primarily attributable to the completion in 2009 of our reimbursable research projects with Alticor.

During the three months ended June 30, 2009, we had one significant customer, Alticor, our principal shareholder, that accounted for approximately 92% of our revenues from continuing operations. During the three months ended June 30, 2010, approximately 31% of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Corp. d/b/a Amway Global, a subsidiary of Alticor. Pursuant to this agreement, Amway Global sells our genetic tests through its e-commerce web site via a hyperlink to our e-commerce site.

Cost of revenue from continuing operations for the three months ended June 30, 2010 was $0.4 million, or 75.3% of revenue, compared to $0.3 million, or 135.4% of revenue, for the three months ended June 30, 2009. The significant decrease in the cost of revenue as a percentage of revenue is primarily attributable to increased genetic test revenue which absorbed fixed costs associated with our genetic testing laboratory. Fix costs of our laboratory primarily relate to high volume genetic testing equipment installed during the first six months of 2009. In addition, variable costs, such as laboratory supplies, increased due to the higher volume of genetic tests processed. The second quarter of 2010 is the first period where the volumes of tests performed were sufficient to cover the full operational expense of the laboratory since we installed the new equipment in 2009, however, we can provide no assurance that we will be able to maintain or increase the volume of tests performed in subsequent periods.

Gross margin from continuing operations for the three months ended June 30, 2010, was a profit of $0.1 million, or 24.7%, compared to a loss of $79,000, or 35.4%, for the three months ended June 30, 2009. The increase in gross margin is primarily attributable to increased genetic test revenue offset by a decrease in contract research revenue.

Research and development expenses from continuing operations were $0.4 million for the three months ended June 30, 2010, compared to $0.9 million for the three months ended June 30, 2009. The decrease of $0.5 million, or 49.6% is primarily attributable to decreased clinical trial expenses related to our research agreements with Alticor and decreased compensation and patent related expenses as compared to the three months ended June 30, 2009.

Selling, general and administrative expenses from our continuing operations were $1.5 million for the three months ended June 30, 2010, compared to $1.3 million for the three months ended June 30, 2009. The increase of $0.2 million, or 12.4% is primarily attributable to increased legal expenses offset by decreases in promotion and product development expenses. In addition sales commissions paid to Amway as part of our Merchant Channel and Partner Store Agreement increased as no commissions were paid in the three months ended June 30, 2009.

Interest expense from continuing operations was $73,000 for the three months ended June 30, 2010, as compared to $35,000 for the three months ended June 30, 2009. The increase in interest expense of $38,000 is primarily attributable to increased borrowings on our credit facility with Pyxis.

Six Months Ended June 30, 2010 and June 30, 2009

Continuing Operations

           Total revenue from continuing operations for the six months ended June 30, 2010 was $0.9 million, compared to $0.6 million for the six months ended June 30, 2009. The increase of $0.3 million, or 65.1%, is primarily attributable to increases in genetic testing revenue offset by decreases in contract research and royalty revenue. Genetic testing revenue increased to $0.9 million, or 299.2%, in the six months ended June 30, 2010, compared to $0.2 million in the six months ended June 30, 2009. The increase is primarily attributable to sales of our Inherent Health® Brand of genetic tests, which benefitted from media attention surrounding the March 2010 announcement of successful study results with Stanford University on our weight management genetic test. In addition, we have experienced an increase in sales of our Inherent Health® weight management genetic test to commercial customers who have incorporated the test into their business. Genetic testing revenue is derived from tests sold and processed, which is driven by consumer demand. We had no contract research revenue in the six months ended June 30, 2010, compared to $0.3 million in the six months ended June 30, 2009. The decrease of $0.3 million is primarily attributable to the completion in 2009 of our reimbursable research projects with Alticor.

During the six months ended June 30, 2009, we had one significant customer, Alticor, our principal shareholder, that accounted for approximately 95% of our revenues from continuing operations. During the six months ended June 30, 2010, approximately 39% of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global.

Cost of revenue from continuing operations for the six months ended June 30, 2010 was $0.8 million, or 89.7% of revenue, compared to $0.6 million, or 106.4% of revenue, for the six months ended June 30, 2009. The significant decrease in the cost of revenue as a percentage of revenue is primarily attributable to increased genetic test revenue which absorbed fixed costs associated with our genetic testing laboratory. Fixed costs of the laboratory primarily relate to high volume genetic testing equipment installed during the first six months of 2009. In addition, variable costs, such as laboratory supplies, increased due to the higher volume of genetic tests processed. The second quarter of 2010 is the first period where the volumes of tests performed were sufficient to cover the full operational expense of the laboratory since we installed the new equipment in 2009, however, we can provide no assurance that we will be able to maintain or increase the volume of tests performed in subsequent periods.

Gross margin from continuing operations for the six months ended June 30, 2010, was a profit of $97,000, or 10.3%, compared to a loss of $36,000, or 6.4%, for the six months ended June 30, 2009. The increase in gross margin is primarily attributable to genetic test revenue offset by a decrease in contract research revenue.

Research and development expenses from continuing operations were $1.0 million for the six months ended June 30, 2010, compared to $1.8 million for the six months ended June 30, 2009. The decrease of $0.8 million, or 43.0% is primarily attributable to decreased clinical trial expenses related to our research agreements with Alticor and decreased compensation, consulting and patent related expenses as compared to the six months ended June 30, 2009.

Selling, general and administrative expenses from our continuing operations remained constant at $2.8 million for the six months ended June 30, 2010 and 2009. The changes within the expenses are primarily attributable to an increase in 2010 of legal expenses and sales commissions paid to Amway as part of our Merchant Channel and Partner Store Agreement as no commissions were paid in the six months ended June 30, 2009. The 2010 increases were offset by decreases in 2010 in product development, consulting and compensation expenses.

Interest expense from continuing operations was $140,000 for the six months ended June 30, 2010, as compared to $67,000 for the six months ended June 30, 2009. The increase in interest expense of $73,000 is primarily attributable to increased borrowings on our credit facility with Pyxis.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $4.3 million and borrowings available under our credit facility of approximately $5.3 million, which permits borrowing at any time prior to June 30, 2011.

Cash used in continuing operations was $3.0 million for the six months ended June 30, 2010, as compared to $4.4 million for the six months ended June 30, 2009. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables, inventory levels and the timing of payments to suppliers. A significant use of cash in the six months ended June 30, 2010 were total payments of $0.4 million, relating to the settlement of our obligations with former customers of the Alan James Group in connection with their rights of return of purchased product which included a final settlement reached with a major customer for inventory yet to be returned in accordance with the contractual terms of the retail relationship. The total settlement amounted to $0.3 million which was fully paid by June 30, 2010. The amounts paid were previously accrued in our financial statements. This use of cash was offset by a significant increase in genetic test sales resulting from the media surrounding the weight loss study results. Cash received from genetic test sales which is reflected in deferred revenue until the test report is issued increased by $0.2 million to $0.4 million as compared to the six months ended June 30, 2009.

Prior to the sale of substantially all of the Alan James Group business and assets, we received positive operating cash flow from the retail sale of supplements. The combination of positive operating cash flow from the operations of The Alan James Group reduced our need for borrowings from our credit line with Pyxis. As we build our genetic test business the need for capital may increase.

Cash used in investing activities of our continuing operations was $78,000 for the six months ended June 30, 2010, compared to $0.7 million for the six months ended June 30, 2009. During the six months ended June 30, 2009, capital additions primarily consisted of new commercial laboratory equipment that was purchased and installed which allows for high volume processing of genetic test samples. We believe that based on current and projected volumes, our laboratory equipment is sufficient to process genetic tests and no additional material capital purchases will be needed in the foreseeable future.

Cash provided by financing activities of our continuing operations was $6.9 million for the six months ended June 30, 2010 compared to $1.0 million for the six months ended June 30, 2009. On February 1, 2010 we received proceeds from the issuance of a note payable in the amount of $2.0 million under our existing credit facility with Pyxis. We have no financial covenants as part of our credit facility with Pyxis. As of June 30, 2010, we had $9.0 million outstanding under the credit facility, which is reflected as long term debt on our balance sheet and is convertible, at the option of Pyxis into shares of our common stock at a price of $5.6783 per share. On March 5, 2010, we entered into a definitive agreement with certain institutional investors to sell $5.3 million of securities in a registered direct offering. The investors purchased an aggregate of 4,375,002 units for $1.20 per unit, with each unit consisting of a share of common stock and a warrant to purchase 0.40 of a share of common stock. The warrants are exercisable at $1.30 per share and expire in five years. Net proceeds to us after fees and expenses were approximately $4.9 million. We received approximately $22,000 and $48,000, respectively, from the exercise of stock options and stock purchases through the employee stock purchase plan for the six months ended June 30, 2010 and 2009.

The amount of operating cash we generate is not currently sufficient to continue to fund and grow our operations. We believe our success depends on our ability to have sufficient capital and liquidity to achieve our objectives of closing negotiations with partners and creating additional distribution channels for our genetic testing products and technology. In addition to our current operating line of credit we may have to raise additional capital. Even though we are experiencing sales increases in our genetic testing business we continue to explore additional steps to reduce our operating costs. In 2009, we reduced our headcount in non-essential areas. We were successful in the second quarter of 2010 in completing a sublease of approximately 6,000 square feet, or one-third of our total office space. The space includes offices and a laboratory that was being underutilized. Our remaining office and laboratory space is adequate for our current business needs. We are able to process high volumes of genetic tests in our current laboratory. We have significantly reduced our research and development programs to only those that focus on technology related to deals with potential commercial partners. We have taken steps to reduce our corporate administrative expenses by working with or seeking new vendors who offer the same service for a lower cost. While we expect that our current and anticipated financial resources, including the amount available under our credit facility with Pyxis and the $4.9 million in net proceeds we received from our March 2010 registered direct offering, are adequate to maintain our current and planned operations for at least the next 18 months from June 30, 2010, we anticipate we will need substantial additional funds in the future. We intend to obtain such funds from operations, through strategic alliances or through the sale of equity or debt securities, but such funding may not be available on terms acceptable to us, or at all.

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

On December 23, 2008, we were notified of our failure to comply with the NYSE Amex, hereinafter referred to as the Exchange, continued listing standards under section 1003 of the Exchange’s Company Guide. Specifically, the Exchange noted our failure to comply with section 1003(a) (iii) of the Company Guide because our stockholders’ equity was less than $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years. The notice was based on a review by the Exchange of publicly available information, including our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008. As of December 31, 2008, our stockholders equity was $4.5 million, and as of December 31, 2009 we had a stockholders’ deficit of $5.8 million. On January 27, 2009, we submitted a plan to the Exchange to meet the continued listing requirements. The plan consists of several elements, but is primarily focused on increasing the sales of our products and services and raising additional equity capital. On March 27, 2009, we were notified that the Exchange found our plan to regain compliance with the continued listing standards to be unacceptable. We filed an appeal for an oral hearing and submitted a revised plan to the Exchange. On May 11, 2009, the Exchange notified us that they accepted our redrafted plan of compliance, without a hearing, and granted us an extension until December 31, 2009 to regain compliance with the continued listing standards. In December 2009, we provided more information to the Exchange and requested an extension. The Exchange continued to review our progress toward regaining compliance and on March 17, 2010 granted us an extension until June 23, 2010 to regain compliance. On June 24, 2010, we received notification from the Corporate Compliance Staff of the Exchange that the Exchange intends to initiate proceedings to delist our common stock because we did not regain compliance with Section 1003(a)(iii) of the Exchange’s Company Guide. We requested a hearing before a Listing Qualifications Panel (the “Panel”) to appeal the Exchange Staffs delisting determination. Despite our continued attempts to regain compliance and after exhausting the grace period allowances extended by the Exchange, we do not believe that we can regain compliance with Section 1003(a)(iii) of the Exchange’s Company Guide by the time of the scheduled hearing date due to having stockholders’ equity of less than $6,000,000, and, if we could regain compliance in the near term, that we could demonstrate our ability to maintain compliance with the listing requirements for at least the next twelve months. Therefore, we expect that any further appeal of the Exchange’s determination will not be successful. Accordingly, we have withdrawn our appeal. As a result, we expect that our common stock will be suspended from the Exchange effective with the open of business on Monday, August 16, 2010. We have been advised that our common stock will be immediately eligible for quotation on the OTCQB™ Marketplace following cessation of listing on the Exchange. Our trading symbol will be changed effective with the transfer to the OTCQB. We intend to publicly announce the new trading symbol promptly following the assignment of the symbol.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses; and (ii) disclose contingent assets and liabilities. A critical accounting estimate is an assumption that could have a material effect on our financial statements if another, also reasonable, amount were used or a change in the estimates is reasonably likely from period to period. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. Our most critical accounting policies and estimates upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are set forth in Note 4 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in our accounting policies or changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K.

Revenue Recognition:

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of June 30, 2010 and December 31, 2009, we had deferred revenue of $390,000 and $108,000, respectively, for tests that have been prepaid but results have not yet been reported.

Revenue from contract research and development is recognized over the term of the contract as we perform our obligations under that contract (including revenue from Alticor, a related party).

Allowance for Sales Returns and Trade Promotions:

We have continued to reserve for estimated sales returns, discontinued items and trade promotions applicable to the non-acquired accounts resulting from our sale of substantially all of the assets of the Alan James Group business. During the quarter ended June 30, 2010, we completed an analysis of all payments made for these items since the sale occurred on July 1, 2009, including the final settlement with a large customer and determined that the reserve should be reduced by approximately $0.5 million. The remaining balance of $0.2 million at June 30, 2010 represents management’s best estimate of the cost of future returns. The adjustment is reflected in income from discontinued operations in the June 30, 2010 statement of operations. Payments of approximately $0.4 million were made that directly related to product returns from non acquired accounts during the six months ended June 30, 2010.

Inventory:

We value our inventory at the lower of cost or market. We monitor our inventory and analyze it on a regular basis. Cycle counts are taken periodically to verify inventory levels. In addition, we analyze the movement of items within our inventory in an effort to determine the likelihood that inventory will be sold or used. We provide an allowance against that portion of inventory that we believe is unlikely to be sold or used. An adverse change in any of these factors may result in the need for additional inventory allowance.

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

Intangible Assets:

Acquisition accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets acquired and liabilities assumed. Values were assigned to intangible assets based on third-party independent valuations, as well as management’s forecasts and projections that include assumptions related to future revenue and cash flows generated from the acquired assets. We determined that due to the sale of substantially all of the Alan James Group business and assets prior to the opening of business on July 1, 2009, $3,251,838 of intangible assets became permanently impaired and were expensed.

At least annually, we evaluate our intangible assets for possible impairment. We first must investigate if there was a triggering event that would cause us to evaluate the value of the intangible assets as outlined in the accounting standard for intangible assets. There was no triggering event identified in the quarter ended June 30, 2010.

Income Taxes:

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $27.4 million as of June 30, 2010, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

Due to recent changes in the Massachusetts corporate income tax regulations, we will be filing on a combined basis with Alticor affiliated entities and the net operating losses are expected to be fully utilized. The combined filing will have no impact on our financial statements due to the full valuation allowance that offsets any deferred tax assets.

In addition, the standard prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. At June 30, 2010, we reviewed all material tax positions for all years open to statute and for all tax jurisdictions open to statute to determine whether it was more likely than not that the positions taken would be sustained based upon the technical merits of those positions. These provisions had no impact on our financial statements.

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

Recent Accounting Pronouncements

Please see the discussion of “Recent Accounting Pronouncements” in Note 4, Significant Accounting Policies contained in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. No pronouncements issued to date by the FASB in 2010 are expected to have a material impact on the Company’s financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2010, the only financial instruments we carried were cash and cash equivalents denominated in U.S. dollars. We believe the market risk arising from holding these financial instruments is not material. While we recognize that the interest rates these instruments bear are currently at historically low levels, we believe it is most prudent to maintain these relatively low risk positions during this time of unprecedented volatility and uncertainty across the global financial markets.

Some of our sales and some of our costs may occur outside the United States and might be transacted in foreign currencies. Accordingly, we may be subject to exposure from adverse movements in foreign currency exchange rates. At this time we do not believe this risk is material and we do not currently use derivative financial instruments to manage foreign currency fluctuation risk. However, if foreign sales increase and the risk of foreign currency exchange rate fluctuation increases, we may in the future consider utilizing derivative instruments to mitigate these risks.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On February 11, 2010, Genetic Technologies Limited, or GTL, filed a complaint in the United States District Court for the Western District of Wisconsin. The complaint names Interleukin and eight other corporations as defendants in an alleged patent infringement lawsuit (Genetics Technologies Limited vs. Beckman Coulter, Inc., et. al., Civil Action No. 10-CV-00069, W.D. Wis., filed February 11, 2010). We were served with the complaint on March 24, 2010. The complaint alleges that the defendants make, use or sell products or services that infringe one or more claims of the patent owned by GTL, U.S. Patent No. 5,612,179, or the ’179 Patent, which expired on March 10, 2010. In our case, the complaint alleges that it offers and provides genetic risk assessment testing services that utilize methods set forth in one or more claims of the ‘179 Patent. The complaint does not seek specified damages. We believe we are not in violation of the named patent and will continue to defend our position while reviewing our options for efficient resolution of the matter.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009, except that the Risk Factor entitled “Any tests that may be developed by us may be subject to regulatory approval, which can be lengthy, costly and burdensome.” is replaced by the following Risk Factor:

Any tests that may be developed by us may be subject to regulatory clearance or approval, which can be lengthy, costly and burdensome.

Clinical laboratory tests that are developed and validated by a CLIA–certified laboratory for its own use are known as laboratory developed tests, or LDTs. Our currently marketed tests were launched as LDTs performed in our CLIA–certified clinical laboratory operating in Waltham, Massachusetts. We expect that our future LDTs will be launched as well at our CLIA-certified laboratory. While some in vitro diagnostic tests and all in vitro diagnostic test kits that are sold and distributed through interstate commerce are subject to clearance or approval by the U.S. Food and Drug Administration, or FDA, most LDTs have been subject to FDA’s enforcement discretion and the FDA has not required pre-market review. While we believe that our currently marketed tests and our future LDTs should not be subject to regulation under current FDA policies, these policies may change which may result in these tests becoming subject to more extensive FDA regulation.

The FDA recently publicized its intention to more actively regulate LDTs, including tests such as ours that are sold directly to consumers.  In July 2010, FDA held a two-day workshop related to its future regulation of LDTs.  Nevertheless, it is not clear when its regulatory policy will change and what changes will be instituted.

In July 2010, we received a letter from the FDA inquiring about the Company’s Inherent Health brand of genetic tests and stating that these tests appear to meet the definition of a “device” as such term is defined by the FDA. We do not believe that the Inherent Health tests are subject to review by the FDA, and we have provided information to the FDA to support this position.   We cannot provide any assurance, however, that FDA regulation, including pre-market clearance or approval, will not be required in the future for our tests. If pre-market clearance or approval is required, our business could be negatively impacted because our CLIA-certified laboratory may be required to stop offering these tests pending receipt of pre-market clearance or approval.

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

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 and under “Item 1A. Risk Factors” above in this Quarterly Report on Form 10-Q. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4	[Removed and Reserved.]

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Exhibit
10.1*	Director Compensation Policy
10.2*	Interleukin Genetics, Inc. 2004 Employee, Director and Consultant Stock Plan
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interleukin Genetics, Inc.

Date: August 12, 2010	By:	/s/ Lewis H. Bender
Lewis H. Bender Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2010	By:	/s/ Eliot M. Lurier
Eliot M. Lurier Chief Financial Officer (Principal Financial Officer)