Form 10-Q
period 2010-09-30
INTERLEUKIN GENETICS INC
filed 2010-11-12
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Common Stock, par value $0.001 per share	36,584,799

INTERLEUKIN GENETICS, INC.

FORM 10-Q
FOR THE QUARTER ENDED September 30, 2010

PART I —FINANCIAL INFORMATION

Item 1.     Financial Statements

 INTERLEUKIN GENETICS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,202,022	$906,248
Accounts receivable from related party	3,432	24,594
Trade accounts receivable	24,525	9,285
Inventory	94,140	118,430
Prepaid expenses and other current assets	466,472	225,493
Current assets of discontinued operations	32,666	31,941
Total current assets	5,823,257	1,315,991
Fixed assets, net	618,709	769,981
Intangible assets, net	658,901	745,490
Other assets	38,001	238,001
Total assets	$7,138,868	$3,069,463
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$389,011	$321,444
Accrued expenses	647,393	281,806
Deferred revenue	464,049	107,792
Liabilities of discontinued operations	164,700	1,123,049
Total current liabilities	1,665,153	1,834,091
Convertible long-term debt	11,000,000	7,000,000
Total liabilities	12,665,153	8,834,091
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value — 6,000,000 shares authorized; 5,000,000 shares of Series A issued and outstanding at September 30, 2010 and December 31, 2009; aggregate liquidation preference of $18,000,000 at September 30, 2010	5,000	5,000
Common stock, $0.001 par value — 100,000,000 shares authorized; 36,551,015 and 32,102,435 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	36,551	32,102
Additional paid-in capital	90,815,660	85,763,379
Accumulated deficit	(96,383,496)	(91,565,109)
Total stockholders’ deficit	(5,526,285)	(5,764,628)
Total liabilities and stockholders’ deficit	$7,138,868	$3,069,463

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Revenue:
Genetic testing	$531,151	$119,309	$1,460,601	$352,130
Contract research and development	—	198,203	—	520,935
Other	13,593	5,370	25,805	20,274
Total revenue	544,744	322,882	1,486,406	893,339
Cost of revenue	409,010	305,303	1,254,033	912,150
Gross profit (loss)	135,734	17,579	232,373	(18,811)
Operating expenses:
Research and development	427,407	873,195	1,428,523	2,628,943
Selling, general and administrative	1,058,062	1,660,235	3,840,806	4,473,860
Amortization of intangibles	28,863	28,863	86,590	86,590
Total operating expenses	1,514,332	2,562,293	5,355,919	7,189,393
Loss from operations	(1,378,598)	(2,544,714)	(5,123,546)	(7,208,204)
Other income (expense):
Interest income	1,522	740	2,724	9,905
Interest expense	(73,726)	(40,959)	(213,254)	(108,363)
Gain on disposal of assets	8,659	—	33,159	—
Total other income (expense)	(63,545)	(40,219)	(177,371)	(98,458)
Loss from continuing operations before income taxes	(1,442,143)	(2,584,933)	(5,300,917)	(7,306,662)
Benefit for income taxes	—	—	—	—
Loss from continuing operations	(1,442,143)	(2,584,933)	(5,300,917)	(7,306,662)
Income (loss) from discontinued operations, net of income taxes	—	40,661	482,530	(1,405,214)
Net loss	$(1,442,143)	$(2,544,272)	$(4,818,387)	$(8,711,876)
Basic and diluted net loss per common share from:
Continuing operations	$(0.04)	$(0.08)	$(0.15)	$(0.23)
Discontinued operations	—	—	0.01	(0.04)
Net Loss	$(0.04)	$(0.08)	$(0.14)	$(0.27)
Weighted average common shares outstanding, basic and diluted	36,545,747	32,059,258	35,410,705	31,975,953

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2008	5,000,000	$5,000	31,799,381	$31,799	$85,458,334	$(81,012,706)	$4,482,427
Net loss	—	—	—	—	—	(8,711,876)	(8,711,876)
Common stock issued:
Employee stock purchase	—	—	126,500	126	34,030	—	34,156
Exercise of stock option	—	—	15,000	15	3,885	—	3,900
Employee stock purchase plan	—	—	126,452	127	24,759	—	24,886
Restricted stock awards	—	—	12,500	13	(13)	—	—
Stock-based compensation expense	—	—	—	—	208,886	—	208,886
Balance as of September 30, 2009	5,000,000	$5,000	32,079,833	$32,080	$85,729,881	$(89,724,582)	$(3,957,621)

Balance as of December 31, 2009	5,000,000	$5,000	32,102,435	$32,102	$85,763,379	$(91,565,109)	$(5,764,628)
Net loss	—	—	—	—	—	(4,818,387)	(4,818,387)
Common stock issued:
Private placement, net of offering costs of $365,329	—	—	4,375,002	4,375	4,880,299	—	4,884,674
Exercise of stock option	—	—	1,300	2	336	—	338
Employee stock purchase plan	—	—	72,278	72	33,908	—	33,980
Stock-based compensation expense	—	—	—	—	137,738	—	137,738
Balance as of September 30, 2010	5,000,000	$5,000	36,551,015	$36,551	$90,815,660	$(96,383,496)	$(5,526,285)

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended Sept. 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,818,387)	$(8,711,876)
Income (loss) from discontinued operations	482,530	(1,405,214)
Loss from continuing operations	(5,300,917)	(7,306,662)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	320,179	380,208
Stock-based compensation expense	137,738	170,109
Changes in operating assets and liabilities, net of business sold:
Accounts receivable, net	5,922	(4,002)
Inventory	24,290	(95,913)
Prepaid expenses and other current assets	(241,705)	(80,050)
Accounts payable	67,570	(159,159)
Accrued expenses	365,587	228,440
Deferred revenue	356,256	(325,654)
Cash provided on sale of Alan James Group business	—	4,372,292
Net cash used in operating activities of discontinued operations	(475,819)	(1,093,403)
Net cash used in operating activities	(4,740,899)	(3,913,794)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(82,318)	(709,005)
Other assets	200,000	28,997
Net cash provided by (used in) investing activities	117,682	(680,008)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	4,000,000	1,000,000
Proceeds from registered direct offering of common stock	5,250,002	—
Registered direct offering costs	(365,329)	—
Proceeds from issuance of common stock	—	34,156
Proceeds from employee stock purchase plan	33,980	24,886
Proceeds from exercise of employee stock options	338	3,900
Net cash provided by financing activities	8,918,991	1,062,942
Net increase (decrease) in cash and cash equivalents	4,295,774	(3,530,860)
Cash and cash equivalents, beginning of period	906,248	4,952,481
Cash and cash equivalents, end of period	$5,202,022	$1,421,621
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$61,300
Cash paid for interest	$189,925	$108,363

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Basis of Presentation

The condensed financial statements include the accounts of Interleukin Genetics, Inc. (the Company) as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010. The condensed financial statements for the three and nine months ended September 30, 2009 include the accounts of the Company and its then wholly-owned subsidiaries. Prior to the opening of business on July 1, 2009 the Company and its then wholly-owned subsidiary AJG Brands, Inc. sold substantially all of the Alan James Group business and assets of AJG Brands, Inc. Operating results for AJG Brands, Inc. are reflected herein in discontinued operations.

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. As of September 30, 2009 all intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 4 to our condensed financial statements contained herein.

The Company applies the provisions of FASB Accounting Standards Codification (“ASC”) 280, Segment Reporting, which established standards for reporting information about operating segments in annual and interim financial statements, and requires that companies report financial and descriptive information about their reportable segments based on management’s approach. The standard also established related disclosures about products and services, geographic areas and major customers. As a result of the Company’s acquisition of the assets and business of the Alan James Group in August 2006 and until prior to the opening of business on July 1, 2009 when substantially all of the assets and business were sold, the Company had two reportable segments: Personalized Health and Consumer Products.

As of September 30, 2010, the Company has one segment remaining, the genetic test business, which was formerly defined as the Personalized Health segment and is reflected herein as continuing operations. The Company develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive measures. The Company’s principal operations and markets are located in the United States.

The Company has evaluated all events or transactions that occurred after September 30, 2010 through the date of issuance of these financial statements. The Company did not have any material recognizable or non-recognizable subsequent events.

Note 2—Operating Matters and Liquidity

The Company has experienced net operating losses since its inception through September 30, 2010, including a net loss of $4.8 million for the nine months then ended, contributing to an accumulated deficit of $96.4 million as of September 30, 2010. The Company has increased its borrowings at September 30, 2010 to $11.0 million under its line of credit with Pyxis Innovations Inc., an affiliate of Alticor (“Pyxis”).

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

On March 5, 2010, the Company entered into a definitive agreement with certain institutional investors to sell $5.3 million of securities in a registered direct offering. Net proceeds of approximately $4.9 million were received on March 10, 2010. In addition, the Company has access to $3.3 million of available credit under the credit facility with Pyxis which permits borrowings any time prior to June 30, 2012.

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

Prior to the opening of business on July 1, 2009, the Company and its wholly-owned subsidiary, AJG Brands, Inc. entered into an asset purchase agreement with Nutraceutical Corporation and Pep Products, Inc., a wholly-owned subsidiary of Nutraceutical Corporation, pursuant to which substantially all of the Alan James Group business and assets of AJG Brands, Inc. were sold to Pep Products, Inc. for an aggregate price of $4,572,292. The proceeds consisted of a $200,000 holdback reflected in other current assets at September 30, 2010 and $4,372,292 of cash received on July 1, 2009. The holdback is available to satisfy potential amounts owed to the buyer pursuant to the agreement and may be payable to the Company on July 1, 2011. The assets sold consisted primarily of accounts receivable, inventories, property and equipment and other assets related to the business, which primarily develops, markets and sells nutritional supplements and related products into retail consumer channels. The buyer did not assume accounts payable and accrued liabilities. Subsequent to the closing, AJG Brands, Inc’s name was changed to Interleukin Brands, Inc. (“IBI”). On December 29, 2009 IBI was merged with Interleukin Genetics, Inc. At September 30, 2010 remaining assets of the former subsidiary consisted primarily of prepaid expenses and liabilities consisted of accruals for inventory remaining in the retail channel with the right of return.

The Company recognized a loss on the sale of discontinued operations of $1,346,202 in the quarter ended June 30, 2009 including direct costs of the disposition of $674,243.

AJG Brands, Inc.’s sales reported in discontinued operations for the three and nine months ended September 30, 2009 were $0 and $3,580,169, respectively.

The following is a summary of the net assets sold at the close of business on June 30, 2009.

Accounts receivable	$1,114,835
Inventories	783,512
Property and equipment, net.	21,073
Other assets	72,993
$1,992,413

We have continued to reserve for estimated sales returns, discontinued items and trade promotions applicable to the non-acquired accounts resulting from our sale of substantially all of the assets of the Alan James Group business. During the quarter ended June 30, 2010 we completed an analysis of all payments made for these items since the sale occurred on July 1, 2009, including the final settlement with a large customer and determined that the reserve should be reduced by approximately $0.5 million. The remaining balance of $0.2 million at June 30, 2010 represented management’s best estimate of the cost of future returns. The adjustment is reflected in income from discontinued operations in the June 30, 2010 statement of operations.  During the quarter ended September 30, 2010, $35,000 was paid to former customers leaving approximately $165,000 for future returns.

Note 4—Significant Accounting Policies

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of September 30, 2010 and December 31, 2009, the Company has deferred genetic test revenue of $454,030 and $107,792, respectively.

Revenue from contract research and development is recognized over the term of the contract as the Company performs its obligations under that contract (including revenue from Alticor, a related party).

Accounts Receivable

Accounts receivable is stated at estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its commercial genetic test customers a 2% cash discount if payment is made by bank wire transfer within 10 days of the invoice date.

Inventory

Inventory on hand at September 30, 2010 consists of genetic test kits related to our Inherent Health® brand of genetic tests. Inventory is stated at the lower of cost or market. No inventory reserve is required at September 30, 2010 as all test kits are available for sale and management has determined will be sold at an amount in excess of cost. When a kit is sold the corresponding cost of the kit is recorded as cost of goods sold and removed from inventory.

As part of the Company’s sale of substantially all of the Alan James Group business and assets, all non-acquired inventory amounting to approximately $129,000 was scrapped and written off in the fourth quarter of 2009.

Inventory consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Continuing Operations
Raw materials	$87,428	$103,479
Finished goods	6,712	14,951
Total inventory, net	$94,140	$118,430

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

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of approximately $28.0 million as of September 30, 2010, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

Prior to the 2009 tax year, the Company had generated a net operating loss carryforward in Massachusetts. As a single filer for Massachusetts  income tax purposes it was not expected that the Company would generate taxable income in a tax year before such carryforward would expire so a full valuation allowance was applied to the carryforwards. Pursuant to a Massachusetts income tax law change which become effective for the 2009 tax year, the Company and various Alticor entities were required to file a unitary combined Massachusettst income tax return which resulted in net taxable income for the combined group. A portion was attributable to the Company as a group member having nexus with Massachusetts.  The Company’s Massachusetts net operating loss carryforward was then used to fully offset the income allocated to it on the Massachusetts return as filed.

The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the nine months ended September 30, 2010.

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

	As of September 30,
	2010	2009
Options outstanding	1,658,467	2,106,917
Warrants outstanding	2,150,000	400,000
Convertible preferred stock	28,160,200	28,160,200
Convertible debt	1,937,200	880,545
Total	33,905,867	31,547,662

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

On October 20, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”) a subsidiary of Alticor Inc. Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. We paid Amway Global $95,000 and $263,000 in commissions for the three months and nine months ended September 30, 2010, respectively, representing a percentage of net sales to their customers.

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

This credit facility has been extended several times. Most recently, on September 30, 2010, the Company entered into an amendment to extend the availability of borrowings under the existing credit facility with Pyxis until June 30, 2012.  In addition, the due date was extended from August 16, 2011 to June 30, 2012. As of September 30, 2010, there was $11,000,000 in principal outstanding under the credit facility which includes $2,000,000 borrowed on February 1, 2010 and $2,000,000 borrowed on September 30, 2010 leaving $3,316,255 of available credit.

Note 7—Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its financial condition, results of operations or cash flows.

Legal Proceedings

On February 11, 2010, Genetic Technologies Limited, or GTL, filed a complaint in the United States District Court for the Western District of Wisconsin. The complaint named the Company and eight other corporations as defendants in an alleged patent infringement lawsuit (Genetics Technologies Limited vs. Beckman Coulter, Inc., et. al., Civil Action No. 10-CV-00069, W.D. Wis., filed February 11, 2010). The Company was served with the complaint on March 24, 2010. The complaint alleged that the defendants make, use or sell products or services that infringe one or more claims of the patent owned by GTL, U.S. Patent No. 5,612,179, or the ’179 Patent, which expired on March 10, 2010. In the Company’s case, the complaint alleged that it offers and provides genetic risk assessment testing services that utilize methods set forth in one or more claims of the ‘179 Patent. The complaint did not seek specified damages. While, the Company believes it is not in violation of the named patent, based on a review of the options to efficiently resolve the matter, on September 25, 2010, the Company and GTL entered into an agreement, pursuant to which GTL dismissed its claims against the Company. The terms of the agreement did not have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

Note 8—Capital Stock

Authorized Preferred and Common Stock

At September 30, 2010, the Company had authorized 6,000,000 shares of $0.001 par value Series A Preferred Stock, of which 5,000,000 were issued and outstanding. At September 30, 2010, the Company had authorized 100,000,000 shares of $0.001 par value common stock of which 72,212,203 shares were outstanding or reserved for issuance. Of those, 36,551,015 shares were outstanding; 28,160,200 shares were reserved for the conversion of Series A Preferred to common stock; 1,937,200 shares were reserved for the conversion of the $11,000,000 of debt outstanding under the credit facility with Pyxis; 2,628,913 shares were reserved for the potential exercise of authorized and outstanding stock options; 400,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $2.50 per share which are exercisable currently until the expiration date of August 9, 2012; 1,750,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $1.30 per share which are exercisable currently until the expiration date of March 5, 2015; 200,852 shares were reserved for the potential exercise of rights held under the Employee Stock Purchase Plan; and 584,023 shares were reserved for the issuance upon the conversion of convertible notes that may be issued to Pyxis under the existing credit facility.

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its Common Stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them. The liquidation preference at September 30, 2010 was $18,000,000. After receiving this amount, the holders of the Series A Preferred Stock are entitled to participate on an as-converted basis with the holders of Common Stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s Common Stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of September 30, 2010, the Series A Preferred Stock was convertible into 28,160,200 shares of Common Stock reflecting a current conversion price of $0.3196 per share.

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

Note 9—Stock-Based Compensation Arrangements

Total compensation cost that has been charged against income for stock-based compensation arrangements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock option grants beginning of period	$19,490	$53,543	$40,630	$197,206
Stock-based arrangements during the period:
Stock option grants	6,936	3,837	91,258	5,721
Restricted stock issued:
Employee stock purchase plan	2,019	2,160	5,850	4,334
Employment agreements	—	—	—	1,625
	$28,445	$59,540	$137,738	$208,886

Stock option grants

The following table details stock option activity for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding, beginning of period	1,591,417	$2.06	2,100,917	$2.33
Granted	323,500	0.77	138,500	0.26
Exercised	(13,800)	0.02	(15,000)	0.26
Canceled/Expired	(242,650)	4.11	(117,500)	1.22
Outstanding, end of period	1,658,467	$1.52	2,106,917	$2.27
Exercisable, end of period	921,067	$2.04	1,487,117	$2.83

During the nine-month period ended September 30, 2010, the Company granted stock options under the 2000 Employee Stock Compensation Plan and the 2004 Employee, Director & Consultant Stock Plan. The 2000 Employee Stock Compensation Plan expired in June 2010 and the 2004 Employee, Director & Consultant Stock Plan is the only remaining plan under which share-based payments may be granted. At September 30, 2010, the Company had an aggregate of 970,446 shares of Common Stock available for grant under this plan.

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

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are deemed to be compensatory because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the nine months ended September 30, 2010 and 2009, employees purchased 72,278 and 126,452 shares, respectively, of common stock at a weighted-average purchase price of $0.47 and $0.20, respectively, while the weighted-average fair value was $0.55 and $0.23 per share, respectively, resulting in compensation expense of $5,850 and $4,334, respectively.

Restricted Stock Awards

Holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. Recipients of restricted stock awards are generally not required to pay any consideration to the Company for these restricted stock awards. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period. During each of the nine months ended September 30, 2010 and 2009 the Company granted restricted stock awards of 22,500 and 12,500 shares, respectively.

At September 30, 2010, there was approximately $371,406 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company’s stock plans.

Note 10—Industry Risk and Concentration

The Company develops genetic risk assessment tests under contract, performs research for its own benefit and, to a lesser extent, provides research services to a collaborative partner. As of September 30, 2010, the Company has introduced four genetic risk assessment tests commercially. Two of the tests are branded and sold through the Company’s strategic partner — Alticor. Commercial success of the Company’s genetic risk assessment tests will depend on their success as scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partner.

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

During the nine months ended September 30, 2009, we had one significant customer, Alticor, our principal shareholder that accounted for approximately 92.5% of our revenues from continuing operations. During the nine months ended September 30, 2010, approximately 36.3% of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor.

Note 11—Subsequent Event

On November 1, 2010 we were awarded two grants totaling $473,000 by the United States Government under the Qualifying Therapeutic Discovery Project (QTDP) Program to advance the development of our osteoarthritis and obesity genetic test programs. The QTDP grant program provides support for innovative projects that are determined by the U.S. Department of Health and Human Services to have reasonable potential to result in a new therapy, reduce health care costs, or significantly advance the goal of curing cancer. The grant will reimburse us for expenditures made in 2009 and 2010 for these programs according to the QTDP guidelines. We expect to receive grant funding for 2009 expenditures in the fourth quarter of 2010 and for expenditures made in 2010 the first quarter of 2011.  Grant revenue is expected to be recognized in the fourth quarter for the full amount of the grants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included elsewhere in this document.

General Overview and Trends

Interleukin Genetics, Inc. is a personalized health company that develops specific, health area focused, unique genetic tests. Our overall mission is to provide test products that can help individuals improve or maintain their health through preventive measures. Our vision is to use the science of applied genetics to empower individuals and physicians to better understand the set of actions and steps necessary to guide the best lifestyle and treatment options. We believe that the science of applied genetics can help companies provide improved services to their consumers, and assist in improving outcomes in drug development and use.

During the nine months ended September 30, 2010, we continued to focus our resources on sales of our Inherent Health® brand of genetic tests and related programs, which began in the second quarter of 2009, including the first-of-its-kind test for weight management that identifies an individual’s genetic tendencies for weight gain related to either fat or carbohydrates in the diet. The brand offers customers a full suite of affordable, easy-to-use and meaningful genetic tests in weight management, heart health, bone health and nutritional needs. On June 30, 2010, we launched an additional product under the name Wellness Select that allows our e-commerce customers to purchase any combination of our Inherent Health® genetic tests at a discounted price. During the quarter ended September 30, 2010 customer orders indicated that selling multiple tests in one package has the potential to be a valuable addition to our Inherent Health® brand. In addition to our Inherent Health® test products we offer PST®, the periodontal disease risk assessment test sold through a Licensing Agreement with OralDNA Labs, Inc. a Quest Diagnostics Inc. company.

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

On September 21, 2010, we and researchers from The Thurston Arthritis Research Center at the University of North Carolina at Chapel Hill announced findings from a large clinical study to evaluate the role of genetic factors in osteoarthritis progression which showed patients with radiographic evidence of knee osteoarthritis who inherited a specific pattern of genetic variations in the interleukin-1 receptor antagonist (IL-1Ra) gene were almost twice as likely to progress to severe disease as other patients. Results from the study, which followed 1,154 patients for up to 11 years, were presented at the World Congress on Osteoarthritis in Brussels, Belgium. We expect this important work will allow us to develop tests to identify high-risk patients for participation in clinical trials for the development of drugs.

Sales of our genetic tests increased significantly in the nine months ended September 30, 2010, as compared to the same period in the prior year driven primarily by media attention after the findings announced at the American Heart Association’s conference. The findings were reported in multiple national print publications as well as television. What we have experienced is a better understanding of the importance of our genetic test in the field of personalized health when public awareness is gained. We plan to explore further media opportunities in the future. We did not incur any significant expenses relating to this media.

Prior to the opening of business on July 1, 2009 we sold substantially all of the Alan James Group business and assets of our wholly-owned subsidiary AJG Brands, Inc. to Pep Products, Inc., a subsidiary of Nutraceutical Corporation. We continue to pay ongoing amounts owed on the accrued liabilities primarily related to retail inventory returns. During the first quarter of 2010, we reached a final settlement with a retailer for approximately $0.3 million. During the quarter ended June 30, 2010, we reversed $0.5 million of the accrual for returns after considering the settlement with one retailer and the pattern of returns with others over the past year. We expect to continue to settle these accounts within the amounts accrued for at the date of the transaction. During the quarter ended September 30, 2010 we paid $35,000 to former customers.

We are now focusing on genetic test development and commercialization which was formerly defined as our Personalized Health segment and is reflected as continuing operations.

Up to and including September 30, 2009, we had two primary business segments that included:

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

We have traditionally spent approximately $3-4 million annually on research and development. We completed our research agreements with Alticor in 2009 and are now dedicating our resources to our own product development efforts. Our research and development expenses have decreased as we focus more on our own development and commercialization efforts. Our focus is now on working with potential commercial partners to validate our technology within their specific business model often as a collaboration with little or no cost to us. This is different than in prior years when our development focus was concentrated in research and development to bring new test configurations to market. As a result of the launch of our Inherent Health® brand of genetic tests, we expect corporate selling, general, marketing and administrative expenses associated with our genetic test products to increase in 2010 and beyond.

In the genetic test business, competition is in flux and the markets and customer base are not well established. Adoption of new technologies by consumers requires substantial market development and customer education. Historically, we have focused on our relationship with our primary customer, Alticor, a significant direct marketing company, in order to assist us in developing the market for our products and educating our potential customers. Our challenge in 2010 and beyond will be to develop the market for our own personalized health products. We have begun to allocate considerable resources to our own brand of consumer products, including the September 2009 launch of our new Inherent Health® brand of genetic tests and related programs. Due to the early stage of these initiatives, we cannot predict with certainty fluctuations we may experience in our test revenues or whether revenues derived from the Merchant Network and Channel Partner Agreement with Amway Global will ever be material or if material, will be sustained in future periods.

Three Months Ended September 30, 2010 and September 30, 2009

 Continuing Operations

           Total revenue for the three months ended September 30, 2010 was $0.5 million, compared to $0.3 million for the three months ended September 30, 2009. The increase of $0.2 million, or 68.7%, is primarily attributable to increases in genetic testing and royalty revenue offset by a decrease in contract research revenue. Genetic testing revenue increased to $0.5 million, or 345.2%, in the three months ended September 30, 2010, compared to $0.1 million in the three months ended September 30, 2009. The increase is primarily attributable to sales of our Inherent Health® Brand of genetic tests, which benefited from media attention surrounding the March 2010 announcement of successful study results with Stanford University on our weight management genetic test. In addition, we have experienced an increase in sales of our Inherent Health® weight management genetic test to commercial customers who have incorporated the test into their business as well as increased sales of our new Wellness Select multi test genetic test kit. Genetic testing revenue is derived from tests sold and processed, which is driven by consumer demand. We had no contract research revenue in the three months ended September 30, 2010, compared to $0.2 million in the three months ended September 30, 2009. The decrease of $0.2 million is primarily attributable to the completion in 2009 of our reimbursable research projects with Alticor.

During the three months ended September 30, 2009, we had one significant customer, Alticor, our principal shareholder, that accounted for approximately 89% of our revenues from continuing operations. During the three months ended September 30, 2010, approximately 32% of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor. Pursuant to this agreement, Amway Global sells our genetic tests through its e-commerce web site via a hyperlink to our e-commerce site.

Cost of revenue from continuing operations for the three months ended September 30, 2010 was $0.4 million, or 75.1% of revenue, compared to $0.3 million, or 94.6% of revenue, for the three months ended September 30, 2009. The significant decrease in the cost of revenue as a percentage of revenue is primarily attributable to a significant increase in genetic test revenue which absorbed fixed costs associated with our genetic testing laboratory, as compared to the same period in 2009 where $0.2 million of contract research revenue contributed to increase both the dollar amount and cost of revenue percentage. Fixed costs of our laboratory primarily relate to high volume genetic testing equipment installed during the first nine months of 2009. In addition, variable costs, such as laboratory supplies, increased due to the higher volume of genetic tests processed. We can provide no assurance that we will be able to maintain or increase the volume of tests performed in subsequent periods.

Gross margin for the three months ended September 30, 2010, was  $0.1 million, or 24.9%, compared to  $18,000, or 5.4%, for the three months ended September 30, 2009. The improvement in gross margin is primarily attributable to the increase in genetic test revenue offset by a decrease in contract research revenue.

Research and development expenses were $0.4 million for the three months ended September 30, 2010, compared to $0.9 million for the three months ended September 30, 2009. The decrease of $0.5 million, or 51.1% is primarily attributable to decreased clinical trial expenses related to our research agreements with Alticor and decreased compensation and patent related expenses as compared to the three months ended September 30, 2009.

Selling, general and administrative expenses were $1.1 million for the three months ended September 30, 2010, compared to $1.7 million for the three months ended September 30, 2009. The decrease of $0.6 million, or 36.3% is primarily attributable to  decreases in promotion and product development expenses and lower professional and consulting expenses offset by increases in general operating expenses. In addition sales commissions paid to Amway as part of our Merchant Channel and Partner Store Agreement increased as no commissions were paid in the three months ended September 30, 2009.

Interest expense was $74,000 for the three months ended September 30, 2010, as compared to $41,000 for the three months ended September 30, 2009. The increase in interest expense of $33,000 is primarily attributable to increased borrowings on our credit facility with Pyxis.

Nine Months Ended September 30, 2010 and September 30, 2009

Continuing Operations

           Total revenue for the nine months ended September 30, 2010 was $1.5 million, compared to $0.9 million for the nine months ended September 30, 2009. The increase of $0.6 million, or 66.4%, is primarily attributable to increases in genetic testing revenue and royalty revenue offset by a decrease in contract research revenue. Genetic testing revenue increased to $1.5 million, or 314.8%, in the nine months ended September 30, 2010, compared to $0.4 million in the nine months ended September 30, 2009. The increase is primarily attributable to sales of our Inherent Health® Brand of genetic tests, which benefitted from media attention surrounding the March 2010 announcement of successful study results with Stanford University on our weight management genetic test. In addition, we have experienced an increase in sales of our Inherent Health® weight management genetic test to commercial customers who have incorporated the test into their business as well as increased sales of our new Wellness Select multi test genetic test kit. Genetic testing revenue is derived from tests sold and processed, which is driven by consumer demand. We had no contract research revenue in the nine months ended September 30, 2010, compared to $0.5 million in the nine months ended September 30, 2009. The decrease of $0.5 million is primarily attributable to the completion in 2009 of our reimbursable research projects with Alticor.

During the nine months ended September 30, 2009, we had one significant customer, Alticor, our principal shareholder, that accounted for approximately 93% of our revenues from continuing operations. During the nine months ended September 30, 2010, approximately 36% of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global.

Cost of revenue for the nine months ended September 30, 2010 was $1.3 million, or 84.4% of revenue, compared to $0.9 million, or 102.1% of revenue, for the nine months ended September 30, 2009. The significant decrease in the cost of revenue as a percentage of revenue is primarily attributable to increased genetic test revenue which absorbed fixed costs associated with our genetic testing laboratory. Fixed costs of the laboratory primarily relate to high volume genetic testing equipment installed during the first nine months of 2009. In addition, variable costs, such as laboratory supplies, increased due to the higher volume of genetic tests processed. We can provide no assurance that we will be able to maintain or increase the volume of tests performed in subsequent periods.

Gross margin for the nine months ended September 30, 2010, was a profit of $0.2 million, or 15.6%, compared to a loss of $19,000, or 2.1%, for the nine months ended September 30, 2009. The increase in gross margin is primarily attributable to genetic test revenue offset by a decrease in contract research revenue.

Research and development expenses were $1.4 million for the nine months ended September 30, 2010, compared to $2.6 million for the nine months ended September 30, 2009. The decrease of $1.2 million, or 45.7% is primarily attributable to decreased clinical trial expenses related to our research agreements with Alticor and decreased compensation, consulting and patent related expenses as compared to the nine months ended September 30, 2009.

Selling, general and administrative expenses were $3.8 million for the nine months ended September 30, 2010, compared to $4.4 million for the nine months ended September 30, 2009. The decrease of $0.6 million, or 14.1% is primarily attributable to decreases in promotion and product development expenses, as well as lower consulting fees offset by increased legal fees. Sales commissions paid to Amway Global as part of our Merchant Channel and Partner Store Agreement increased as no commissions were paid in the nine months ended September 30, 2009.

Interest expense was $213,000 for the nine months ended September 30, 2010, as compared to $108,000 for the nine months ended September 30, 2009. The increase in interest expense of $105,000 is primarily attributable to increased borrowings on our credit facility with Pyxis.

Liquidity and Capital Resources

Continuing Operations

As of September 30, 2010, we had cash and cash equivalents of $5.2 million and borrowings available under our credit facility of approximately $3.3 million, which permits borrowing at any time prior to June 30, 2012.

Cash used in continuing operations was $4.3 million for the nine months ended September 30, 2010, as compared to $7.2 million for the nine months ended September 30, 2009. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables, inventory levels and the timing of payments to suppliers. A significant use of cash in the nine months ended September 30, 2010 were total payments of $0.4 million, relating to the settlement of our obligations with former customers of the Alan James Group in connection with their rights of return of purchased product which included a final settlement reached with a major customer for inventory yet to be returned in accordance with the contractual terms of the retail relationship. The total settlement amounted to $0.3 million which was fully paid by June 30, 2010. The amounts paid were previously accrued in our financial statements. This use of cash was offset by a significant increase in genetic test sales resulting from the media surrounding the weight loss study results. Cash received from genetic test sales which is reflected in deferred revenue until the test report is issued increased by $0.3 million to $0.4 million during the nine months ended September 30, 2010.

Prior to the sale of substantially all of the Alan James Group business and assets, we received positive operating cash flow from the retail sale of supplements. The combination of positive operating cash flow from the operations of The Alan James Group reduced our need for borrowings from our credit line with Pyxis. As we build our genetic test business the need for capital may increase.

Cash provided by investing activities was $0.1 million for the nine months ended September 30, 2010, compared to cash used of $0.7 million for the nine months ended September 30, 2009. Capital additions were $82,000 for the nine months ended September 30, 2010 compared to $0.7 million for the nine months ended September 30, 2009. In addition, the $0.2 million holdback from the sale of the business of our former AJG Brands, Inc. subsidiary is due to be paid to us on July 1, 2011 and has been reclassified from other assets to other current assets. The reclassification is reflected in other current assets on the September 30, 2010 balance sheet as well as in cash used in operations in the September 30, 2010 condensed statement of cash flows. During the nine months ended September 30, 2009, capital additions primarily consisted of new commercial laboratory equipment that was purchased and installed which allows for high volume processing of genetic test samples. We believe that based on current and projected volumes, our laboratory equipment is sufficient to process genetic tests and no additional material capital purchases will be needed in the foreseeable future.

Cash provided by financing activities was $8.9 million for the nine months ended September 30, 2010 compared to $1.1 million for the nine months ended September 30, 2009. On February 1, 2010, we received $2.0 million and on September 30, 2010 we received an additional $2.0 million in proceeds from the issuance of  notes payable for a total of $4.0 million under our existing credit facility with Pyxis. We have no financial covenants as part of our credit facility with Pyxis. As of September 30, 2010, we had $11.0 million outstanding under the credit facility, which is reflected as long term debt on our balance sheet and is convertible, at the option of Pyxis into shares of our common stock at a price of $5.6783 per share. On March 5, 2010, we entered into a definitive agreement with certain institutional investors to sell $5.3 million of securities in a registered direct offering. The investors purchased an aggregate of 4,375,002 units for $1.20 per unit, with each unit consisting of a share of common stock and a warrant to purchase 0.40 of a share of common stock. The warrants are exercisable at $1.30 per share and expire in five years. Net proceeds to us after fees and expenses were approximately $4.9 million. We received approximately $34,000 and $63,000, respectively, from the exercise of stock options and stock purchases through the employee stock purchase plan for the nine months ended September 30, 2010 and 2009.

The amount of cash we generate from operations is not currently sufficient to continue to fund and grow our business. We believe our success depends on our ability to have sufficient capital and liquidity to achieve our objectives of closing negotiations with partners and creating additional distribution channels for our genetic testing products and technology. In addition to our current operating line of credit we currently believe we will be required to raise additional capital. Even though we are experiencing sales increases in our genetic testing business we continue to explore additional steps to reduce our operating costs. In 2009 and 2010, we reduced our headcount in non-essential areas. We were successful in the second quarter of 2010 in completing a sublease of approximately 6,000 square feet, or one-third of our total office space. The space includes offices and a laboratory that was being underutilized. Our remaining office and laboratory space is adequate for our current business needs. We are able to process high volumes of genetic tests in our current laboratory. We have significantly reduced our research and development programs to only those that focus on technology related to deals with potential commercial partners. We have taken steps to reduce our corporate administrative expenses by working with or seeking new vendors who offer the same service for a lower cost. While we expect that our current and anticipated financial resources, including the amount available under our credit facility with Pyxis, are adequate to maintain our current and planned operations for at least the next 18 months from September 30, 2010, we anticipate we will need substantial additional funds in the future. We intend to obtain such funds from operations, through strategic alliances or through the sale of equity or debt securities, but such funding may not be available on terms acceptable to us, or at all.

On December 23, 2009, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, various series of debt securities and/or warrants to purchase any of the securities, either individually or in units, with a total value of up to $75 million, from time to time at prices and on terms to be determined at the time of such offerings. This filing was declared effective on January 5, 2010. After taking into account the securities we issued in the March 2010 registered direct offering, we have approximately $67.5 million of securities available for sale under our effective shelf registration statement, although we may be limited by the rules and regulations of the SEC and the listing exchange in the amount of securities we may offer under this registration statement. Even if we are successful in raising additional capital, we may not be able to raise enough capital to cover our ongoing operating expenses and may be forced to seek other strategic alternatives.

On December 23, 2008, we were notified of our failure to comply with the NYSE Amex, hereinafter referred to as the Exchange, continued listing standards under section 1003 of the Exchange’s Company Guide. Specifically, the Exchange noted our failure to comply with section 1003(a) (iii) of the Company Guide because our stockholders’ equity was less than $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years. On January 27, 2009, we submitted a plan to the Exchange to meet the continued listing requirements and on March 27, 2009, we were notified that the Exchange found our plan to regain compliance with the continued listing standards to be unacceptable. We filed an appeal for an oral hearing and submitted a revised plan to the Exchange. On May 11, 2009, the Exchange notified us that they accepted our redrafted plan of compliance, without a hearing, and granted us an extension until December 31, 2009 to regain compliance with the continued listing standards. In December 2009, we provided more information to the Exchange and requested an extension. The Exchange continued to review our progress toward regaining compliance and on March 17, 2010 granted us an extension until June 23, 2010 to regain compliance. On June 24, 2010, we received notification from the Corporate Compliance Staff of the Exchange that the Exchange intended to initiate proceedings to delist our common stock because we did not regain compliance with Section 1003(a)(iii) of the Exchange’s Company Guide. We requested a hearing before a Listing Qualifications Panel (the “Panel”) to appeal the Exchange Staffs delisting determination. Despite our continued attempts to regain compliance and after exhausting the grace period allowances extended by the Exchange, we did not  regain compliance and withdrew our appeal. As a result, our common stock  was suspended from the Exchange effective with the open of business on August 16, 2010 and began trading on the OTCQB™ under the symbol ILIU.

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

Revenue Recognition:

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of September 30, 2010 and December 31, 2009, we had deferred revenue of $454,000 and $108,000, respectively, for tests that have been prepaid but results have not yet been reported.

Allowance for Sales Returns and Trade Promotions:

We have continued to reserve for estimated sales returns, discontinued items and trade promotions applicable to the non-acquired accounts resulting from our sale of substantially all of the assets of the Alan James Group business. The remaining balance of $0.2 million at September 30, 2010 represents management’s best estimate of the cost of future returns. Payments of approximately $0.4 million were made that directly related to product returns from non acquired accounts during the nine months ended September 30, 2010.

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

At least annually, we evaluate our intangible assets for possible impairment. We first must investigate if there was a triggering event that would cause us to evaluate the value of the intangible assets as outlined in the accounting standard for intangible assets. There was no triggering event identified in the quarter ended September 30, 2010.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $28.0 million as of September 30, 2010, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

Prior to the 2009 tax year, the Company had generated a net operating loss carryforward in Massachusetts. As a single filer for Massachusetts  income tax purposes it was not expected that the Company would generate taxable income in a tax year before such carryforward would expire so a full valuation allowance was applied to the carryforwards. Pursuant to a Massachusetts income tax law change which become effective for the 2009 tax year, the Company and various Alticor entities were required to file a unitary combined Massachusetts income tax return which resulted in net taxable income for the combined group. A portion was attributable to the Company as a group member having nexus with Massachusetts.  The Company’s Massachusetts net operating loss carryforward was then used to fully offset the income allocated to it on the Massachusetts return as filed.

In addition, ASC 740 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. At September 30, 2010, we reviewed all material tax positions for all years open to statute and for all tax jurisdictions open to statute to determine whether it was more likely than not that the positions taken would be sustained based upon the technical merits of those positions. The Company had no uncertain tax positions at September 30, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2010, the only financial instruments we carried were cash and cash equivalents denominated in U.S. dollars. We believe the market risk arising from holding these financial instruments is not material. While we recognize that the interest rates these instruments bear are currently at historically low levels, we believe it is most prudent to maintain these relatively low risk positions during this time of unprecedented volatility and uncertainty across the global financial markets.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On February 11, 2010, Genetic Technologies Limited, or GTL, filed a complaint in the United States District Court for the Western District of Wisconsin. The complaint named Interleukin and eight other corporations as defendants in an alleged patent infringement lawsuit (Genetics Technologies Limited vs. Beckman Coulter, Inc., et. al., Civil Action No. 10-CV-00069, W.D. Wis., filed February 11, 2010). We were served with the complaint on March 24, 2010. The complaint alleged that the defendants make, use or sell products or services that infringe one or more claims of the patent owned by GTL, U.S. Patent No. 5,612,179, or the ’179 Patent, which expired on March 10, 2010. In our case, the complaint alleged we offer and provide genetic risk assessment testing services that utilize methods set forth in one or more claims of the ‘179 Patent. The complaint did not seek specified damages. While we believe we are not in violation of the named patent, based on a review of our options to efficiently resolve the matter, on September 25, 2010, we entered into an agreement with GTL pursuant to which GTL dismissed its claims against us. The terms of the agreement did not have a material adverse effect on our financial conditions, results of operations and cash flows.

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

Clinical laboratory tests that are developed and validated by a CLIA–certified laboratory for its own use are known as laboratory developed tests, or LDTs. Our currently marketed tests were launched as LDTs performed in our CLIA–certified clinical laboratory operating in Waltham, Massachusetts. We expect that our future LDTs will be launched as well at our CLIA-certified laboratory. While some in vitro diagnostic tests and all in vitro diagnostic test kits that are sold and distributed through interstate commerce are subject to clearance or approval by the U.S. Food and Drug Administration, or FDA, most LDTs have historically been subject to FDA’s enforcement discretion and the FDA has not required pre-market review.

Recently, however, the FDA publicized its intention to more actively regulate LDTs, including tests such as ours that are sold directly to consumers. In July 2010, the FDA held a two-day workshop related to its future regulation of LDTs.  Nevertheless, it is not clear when its regulatory policy will change and what changes will be instituted.

In July 2010, we received a letter from the FDA inquiring about our Inherent Health brand of genetic tests and stating that these tests appear to meet the definition of a “device” as such term is defined by the FDA. On November 1, 2010, we met with staff from the FDA’s Office of In vitro Diagnostic Device Evaluation and Safety to present information on our  products and discuss the letter. Based on that meeting, we believe that the FDA will require us to submit additional information about our tests, perhaps in the form of a 510(k) application or a premarket approval application, or PMA. Our business could be negatively impacted based on the outcome of the process because we may be required to revise our tests significantly, potentially delay introduction of new tests or stop offering certain or all of our current tests in the future.

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
10.1
Form of Amended and Restated Promissory Note under credit facility with Pyxis Innovations Inc. (incorporated by reference to Exhibit 4.1 of the Company’s current Report on Form 8-K filed on October 4, 2010 (File No. 001-32715))

10.2
Form of (new) Promissory Note under credit facility with Pyxis Innovations Inc. (incorporated by reference to Exhibit 4.2 of the Company’s current Report on Form 8-K filed on October 4, 2010 (File No. 001-32715))

10.3
Third Amendment, dated September 30, 2010 to Amended and Restated Note Purchase Agreement by and between the Company and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K filed on October 4, 2010 (File No. 001-32715))

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

INTERLEUKIN GENETICS, INC.

Date: November 11, 2010	By:	/s/ Lewis H. Bender
Lewis H. Bender Chief Executive Officer (Principal Executive Officer)

Date: November 11, 2010	By:	/s/ Eliot M. Lurier
Eliot M. Lurier Chief Financial Officer (Principal Financial Officer)