Form 10-Q
period 2011-03-31
INTERLEUKIN GENETICS INC
filed 2011-05-12
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common Stock, par value $0.001 per share	36,658,933

INTERLEUKIN GENETICS, INC.

FORM 10-Q
FOR THE QUARTER ENDED March 31, 2011

 Smaller Reporting Company – Scaled Disclosure

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies”.

PART I —FINANCIAL INFORMATION

Item 1.     Financial Statements

INTERLEUKIN GENETICS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,841,057	$3,999,029
Accounts receivable from related party	93,468	14,657
Trade accounts receivable	26,650	36,960
Federal grant receivable	—	117,946
Inventory	85,941	117,849
Prepaid expenses	293,627	266,349
Other current assets	200,000	200,000
Total current assets	3,540,743	4,752,790
Fixed assets, net	481,775	554,172
Intangible assets, net	601,174	630,037
Other assets	38,001	38,001
Total assets	$4,661,693	$5,975,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$376,373	$509,647
Accrued expenses	288,765	443,255
Deferred revenue	671,779	515,953
Liabilities of discontinued operations	158,973	164,241
Total current liabilities	1,495,890	1,633,096
Convertible long-term debt	11,000,000	11,000,000
Total liabilities	12,495,890	12,633,096
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value — 6,000,000 shares authorized; 5,000,000 shares of Series A issued and outstanding at March 31, 2011 and December 31, 2010; aggregate liquidation preference of $18,000,000 at March 31, 2011	5,000	5,000
Common stock, $0.001 par value — 100,000,000 shares authorized; 36,629,934 and 36,594,799 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	36,629	36,594
Additional paid-in capital	90,931,284	90,851,709
Accumulated deficit	(98,807,110)	(97,551,399)
Total stockholders’ deficit	(7,834,197)	(6,658,096)
Total liabilities and stockholders’ deficit	$4,661,693	$5,975,000

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March. 31,
	2011	2010
Revenue:
Genetic testing	$719,447	$365,911
Other	38	2,799
Total revenue	719,485	368,710
Cost of revenue	357,589	413,407
Gross profit (loss)	361,896	(44,697)
Operating expenses:
Research and development	304,820	416,996
Selling, general and administrative	1,202,454	1,426,271
Amortization of intangibles	28,863	28,863
Total operating expenses	1,536,137	1,872,130
Loss from operations	(1,174,241)	(1,916,827)
Other income (expense):
Interest income	2,406	296
Interest expense	(88,151)	(66,603)
Gain on disposal of assets	4,275	—
Total other income (expense)	(81,470)	(66,307)
Loss before income taxes	(1,255,711)	(1,983,134)
Provision for income taxes	—	—
Net loss	$(1,255,711)	$(1,983,134)

Basic and diluted net loss per common share	$(0.03)	$(0.06)
Weighted average common shares outstanding, basic and diluted	36,618,010	33,139,173

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2009	5,000,000	$5,000	32,102,435	$32,102	$85,763,379	$(91,565,109)	$(5,764,628)
Net loss	—	—	—	—	—	(1,983,134)	(1,983,134)
Common stock issued:
Private placement, net of offering costs of $319,544	—	—	4,375,002	4,375	4,926,083	—	4,930,458
Exercise of stock option	—	—	1,300	2	336	—	338
Employee stock purchase plan	—	—	16,153	16	11,776	—	11,792
Stock-based compensation expense	—	—	—	—	87,934	—	87,934
Balance as of March 31, 2010	5,000,000	$5,000	36,494,890	$36,495	$90,789,508	$(93,548,243)	$(2,717,240)

Balance as of December 31, 2010	5,000,000	$5,000	36,594,799	$36,594	$90,851,709	$(97,551,399)	$(6,658,096)
Net loss	—	—	—	—	—	(1,255,711)	(1,255,711)
Common stock issued:
Employee stock purchase plan	—	—	35,135	35	9,100	—	9,135
Stock-based compensation expense	—	—	—	—	70,475	—	70,475
Balance as of March 31, 2011	5,000,000	$5,000	36,629,934	$36,629	$90,931,284	$(98,807,110)	$(7,834,197)

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,255,711)	$(1,983,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,941	104,085
Stock-based compensation expense	70,475	87,934
Changes in operating assets and liabilities:
Accounts receivable, net	(68,501)	21,983
Federal grant receivable	117,946	—
Inventory	31,908	(49,084)
Prepaid expenses and other current assets	(27,278)	(82,516)
Accounts payable	(133,274)	145,913
Accrued expenses	(154,490)	71,276
Liabilities of discontinued operations	(5,268)	(274,082)
Deferred revenue	155,826	238,713
Net cash used in operating activities	(1,165,426)	(1,718,912)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,681)	(39,877)
Net cash used in investing activities	(1,681)	(39,877)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	—	2,000,000
Proceeds from registered direct offering of common stock	—	5,250,002
Registered direct offering costs	—	(319,544)
Proceeds from employee stock purchase plan	9,135	11,792
Proceeds from exercise of employee stock options	—	338
Net cash provided by financing activities	9,135	6,942,588
Net increase (decrease) in cash and cash equivalents	(1,157,972)	5,183,799
Cash and cash equivalents, beginning of period	3,999,029	906,248
Cash and cash equivalents, end of period	$2,841,057	$6,090,047
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$90,110	$50,397

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Basis of Presentation

The condensed financial statements include the accounts of Interleukin Genetics, Inc. (the Company) as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010.

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and Note 4 to our condensed financial statements contained herein.

The Company develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive measures. The Company’s principal operations and markets are located in the United States.

The Company has evaluated all events or transactions that occurred after March 31, 2011 through the date of issuance of these financial statements. The Company did not have any material recognizable or non-recognizable subsequent events.

Note 2—Operating Matters and Liquidity

The Company has experienced net operating losses since its inception through March 31, 2011, including a net loss of $1.3 million for the three months then ended, contributing to an accumulated deficit of $98.8 million as of March 31, 2011. The Company has borrowings of $11.0 million at March 31, 2011 under its line of credit with Pyxis Innovations Inc., an affiliate of Alticor (“Pyxis”).

In March 2010, the Company entered into a definitive agreement with institutional investors to sell $5.3 million of securities in a registered direct offering. Net proceeds of approximately $4.9 million were received on March 10, 2010.

The Company continues to take steps, as it did in 2010, to further reduce operating costs including consulting, research and personnel expenses. In addition the Company has reduced its costs of processing genetic tests in its laboratory by working with suppliers to develop more efficient raw materials such as equipment processing plates. The Company’s current laboratory space is deemed to be adequate and able to process high volumes of genetic tests.

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

We have continued to reserve for estimated sales returns, discontinued items and trade promotions applicable to the non-acquired accounts resulting from our sale of substantially all of the assets of the Alan James Group business. During the quarter ended March 31, 2011, $5,300 was paid to former customers leaving approximately $159,000 for future returns.

The balance of other current assets of $200,000 represents a receivable from Nutraceutical Corporation in connection with the transaction in July 2009 which is due on July 1, 2011.

Note 4—Significant Accounting Policies

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of March 31, 2011 and December 31, 2010, the Company has deferred genetic test revenue of $662,000 and $506,000, respectively.

Sales Commissions:

The Company accounts for sales commissions due to Amway Global under the Merchant Channel and Partner Agreement in accordance with SEC Staff Accounting Bulletin (“SAB”) 104. Commissions are recorded as an expense at the time they become due which is at the point of sale. Commissions were $262,000 and $90,000 for the three months ended March 31, 2011 and 2010, respectively.

Accounts Receivable

Accounts receivable is stated at estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its commercial genetic test customers a 2% cash discount if payment is made by bank wire transfer within 10 days of the invoice date.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. As the Company does not manufacture any products, no overhead costs are included in inventory. No inventory reserve is required at March 31, 2011 as all test kits are available for sale and are expected to be sold at amounts in excess of cost. When a kit is sold, the corresponding cost of the kit is recorded as cost of goods sold and removed from inventory.

Inventory consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Raw materials	$80,802	$110,347
Finished goods	5,139	7,502
Total inventory	$85,941	$117,849

Income Taxes

 The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining the Company’s provision (benefit) for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of approximately $28.9 million as of March 31, 2011, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

The Company files a combined Massachusetts tax return with certain Alticor affiliated entities, referred to herein as “the unitary group”. Massachusetts law requires corporations with net operating loss carryforwards to go back to each year in which the loss was generated and recompute the loss as if it occurred on a consolidated basis. The Company was required to include data from the newly formed unitary group as if the unitary group was in place during the loss years. As a result, the losses generated by the Company were eliminated through this required computation. The combined filing will have no impact on the Company's financial statements.

The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the three months ended March 31, 2011 and 2010, respectively.

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

	As of March 31,
	2011	2010
Options outstanding	2,289,767	1,493,367
Warrants outstanding	2,150,000	2,150,000
Convertible preferred stock	28,160,200	28,160,200
Convertible debt	1,937,200	1,584,981
Total	34,537,167	33,388,548

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

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing. The Company believes that, as of March 31, 2011, its concentration of credit risk related to cash and cash equivalents was not significant. Cash and cash equivalents are available on demand and at times may be in excess of FDIC insurance limits.

Recent Accounting Pronouncements

Please see the discussion of “Recent Accounting Pronouncements” in Note 4, Significant Accounting Policies contained in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. No new updates or other guidance issued to date by the FASB in 2011 are expected to have a material impact on the Company’s financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. During the quarter ended March 31, 2011, the Company concluded that patent related legal costs, which had previously been classified with research and development expenses, should be classified as selling, general and administrative expenses. For the quarter ended March 31, 2010, these costs amounted to $143,000. Such reclassification had no impact on the Company’s reported results of operations.

Note 5—Strategic Alliance with Alticor Inc.

Since March 2003, the Company has maintained a broad strategic alliance with several affiliates of the Alticor family of companies to develop and market novel nutritional and skin care products. The alliance previously included an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations.

In October  2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”) a subsidiary of Alticor Inc. Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. We paid Amway Global $262,000 and $90,000 in commissions for the three months ended March 31, 2011 and 2010, respectively, representing a percentage of net sales to their customers.

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

This credit facility has been extended several times. Most recently, on September 30, 2010, the Company entered into an amendment to extend the availability of borrowings under the existing credit facility with Pyxis until June 30, 2012.  In addition, the due date was extended from August 16, 2011 to June 30, 2012. As of March 31, 2011, there was $11,000,000 in principal outstanding under the credit facility leaving $3,316,255 of available credit. The fair value of convertible debt is estimated to be approximately $3.1 million at March 31, 2011.

Note 7—Intangible Assets

Intangible assets at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Patent costs	$1,154,523	$1,154,523
Less — Accumulated amortization	(553,349)	(524,486)
Total	$601,174	$630,037

Patent amortization expense was $28,863 for the quarters ended March 31, 2011 and 2010, respectively.

Patent costs which are amortized on a straight-line basis over a 10-year life, are scheduled to amortize as follows:

Year ended December 31,

2011	$86,589
2012	115,453
2013	109,266
2014	94,100
2015	77,656
Thereafter	118,110
$601,174

Note 8—Commitments and Contingencies

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

Operating Leases

The Company leases its office and laboratory space under a non-cancelable operating lease expiring on March 31, 2014. In May 2010, the Company completed a sublease of approximately 6,000 square feet of underutilized office and laboratory space which successfully reduced our total space operating costs. The sublease expires on March 31, 2013 and has a one year renewal option. The loss on the sublease of $51,044 was recognized in the second quarter of 2010. Rent expense, net of the benefit of the sublease, was $79,000 and $109,000 for the three months ended March 31, 2011 and 2010, respectively.

Note 9—Capital Stock

Authorized Preferred and Common Stock

At March 31, 2011, the Company had authorized 6,000,000 shares of $0.001 par value Series A Preferred Stock, of which 5,000,000 were issued and outstanding. At March 31, 2011, the Company had authorized 100,000,000 shares of $0.001 par value common stock of which 72,241,170 shares were outstanding or reserved for issuance. Of those, 36,629,934 shares were outstanding; 28,160,200 shares were reserved for the conversion of Series A Preferred to common stock; 1,937,200 shares were reserved for the conversion of the $11,000,000 of debt outstanding under the credit facility with Pyxis; 2,647,880 shares were reserved for the potential exercise of authorized and outstanding stock options; 400,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $2.50 per share which are exercisable currently until the expiration date of August 9, 2012; 1,750,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $1.30 per share which are exercisable currently until the expiration date of March 5, 2015; 131,933 shares were reserved for the potential exercise of rights held under the Employee Stock Purchase Plan; and 584,023 shares were reserved for the issuance upon the conversion of convertible notes that may be issued to Pyxis under the existing credit facility.

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its Common Stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such shares for each share of Series A Preferred Stock then held by them. The liquidation preference at March 31, 2011 was $18,000,000. After receiving this amount, the holders of the Series A Preferred Stock are entitled to participate on an as-converted basis with the holders of Common Stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s Common Stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of March 31, 2011, the Series A Preferred Stock was convertible into 28,160,200 shares of Common Stock reflecting a current conversion price of $0.3196 per share.

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

Note 10—Stock-Based Compensation Arrangements

Total compensation cost that has been charged against income for stock-based compensation arrangements is as follows:

	Three Months Ended March 31,
	2011	2010
Stock option grants beginning of period	$28,651	$1,331
Stock-based arrangements during the period:
Stock option grants	40,419	84,503
Restricted stock issued:
Employee stock purchase plan	1,405	2,100
	$70,475	$87,934
Stock option grants

The following table details stock option activity for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding, beginning of period	1,611,267	$1.54	1,578,917	$2.07
Granted	681,000	0.33	126,500	0.83
Exercised	(2,500)	0.00	(1,300)	0.26
Canceled/Expired	0	0.00	(210,750)	4.54
Outstanding, end of period	2,289,767	$1.18	1,493,367	$1.62
Exercisable, end of period	1,185,517	$1.72	897,167	$2.07

During the three-month period ended March 31, 2011, the Company granted stock options under the 2004 Employee, Director & Consultant Stock Plan. At March 31, 2011, the Company had an aggregate of 358,113 shares of Common Stock available for grant under this plan.

It is the Company’s policy to grant stock options with an exercise price equal to the fair market value of the Company’s common stock at the grant date, and stock options to employees generally vest over four years based upon continuous service. Historically, the majority of the Company’s stock options have been granted in connection with the employee’s start date with the Company. In addition, the Company may grant stock options in recognition of promotion and/or performance.

For purposes of determining the stock-based compensation expense for stock option awards in 2011, the Black-Scholes option-pricing model was used with the following weighted-average assumptions:

Risk-free interest rate	2.06%
Expected life	5.73 years
Expected volatility	123.39%
Dividend Yield	0%

Using these assumptions, the weighted average grant date fair value of options granted in 2011 was $0.29.

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are deemed to be compensatory because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the three months ended March 31, 2011 and 2010, employees purchased 35,135 and 16,153 shares, respectively, of common stock at a weighted-average purchase price of $0.26 and $0.73, respectively, while the weighted-average fair value was $0.30 and $0.86 per share, respectively, resulting in compensation expense of $1,405 and $2,100, respectively.

Restricted Stock Awards

Holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. Recipients of restricted stock awards are generally not required to pay any consideration to the Company for these restricted stock awards. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period. During each of the three months ended March 31, 2011 and 2010, the Company granted restricted stock awards of 0 and 10,000 shares, respectively.

At March 31, 2011, there was approximately $434,761 of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Company’s stock plans.

Note 11—Industry Risk and Concentration

The Company develops genetic risk assessment tests and performs research for its own benefit. As of March 31, 2011, the Company has introduced four genetic risk assessment tests commercially. Commercial success of the Company’s genetic risk assessment tests will depend on their success as scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partner.

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

During the three months ended March 31, 2011, approximately 65% of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor.

Note 12—Subsequent Event

On April 15, 2011, the Company finalized a contract services agreement with Alticor Corporate Enterprises Inc. and Amway International Inc. Pursuant to this agreement, the Company shall provide marketing, business modeling, promotional and training services to Alticor in connection with the incorporation of the Company’s weight management genetic test into Amway’s weight management program. The agreement, which is retroactive to October 15, 2010, has an initial term expiring on October 14, 2011. The agreement may be renewed for successive one-year periods upon mutual written agreement by the parties. Alticor may terminate the agreement at any time if the Company fails to perform the services in a timely, diligent, workmanlike or acceptable manner or with anyone other than the Company’s personnel specified by Alticor, or in the event that the Company becomes insolvent. The Company may terminate the agreement if Alticor defaults under the agreement. The agreement also contains standard confidentiality, ownership and restrictions on the transfer of intellectual property covenants. The Company will receive approximately $143,000 for its services under the agreement for the initial term. The Company has recorded a receivable on March 31, 2011 for $66,000 representing amounts due under the agreement.

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

During the three months ended March 31, 2011, we continued to focus our resources on sales of our Inherent Health® brand of genetic tests and the execution of our clinical study with the University of Michigan and Renaisance Health Services for PST. The Inherent Health® brand offers customers a full suite of affordable, easy-to-use and meaningful genetic tests in weight management, heart health, bone health and nutritional needs. We offer an additional product under the name Wellness Select that allows our e-commerce customers to purchase any combination of our Inherent Health® genetic tests at a discounted price. During the quarter ended March 31, 2011, customer orders continue to indicate that selling multiple tests in one package is likely to be a valuable addition to our Inherent Health® brand. In addition to our Inherent Health® test products we offer PST®, the periodontal disease risk assessment test sold through a Licensing Agreement with OralDNA Labs, Inc. a Quest Diagnostics Inc. company.

Sales of our genetic tests increased significantly in the three months ended March 31, 2011, as compared to the same period in the prior year driven primarily by increased orders from our commercial partners as a result of media attention after the findings announced at the American Heart Association’s conference in March 2010. The findings were reported in multiple national print publications as well as television. We plan to explore further media opportunities in the future. We did not incur any significant expenses relating to this media coverage.

Prior to the opening of business on July 1, 2009 we sold substantially all of the Alan James Group business and assets of our wholly-owned subsidiary AJG Brands, Inc. to Pep Products, Inc., a subsidiary of Nutraceutical Corporation. We continue to make payments related to retail inventory returns and the amount of payments has been declining. During the first quarter of 2010, we reached a final settlement with a retailer for approximately $0.3 million. During the quarter ended March 31, 2011, we paid $5,300 to former customers.

Our research and development expenses have decreased from $3 to $4 million annually in 2008 and 2009 to approximately $1.4 million in 2010 and $0.3 million in the first quarter of 2011 as we focus more on our own development and commercialization efforts. Our focus is now on working with potential commercial partners to validate our technology within their specific business model often as a collaboration with little or no cost to us. This is different than in prior years when our development focus was concentrated in research and development to bring new test configurations to market.

During the quarter ended March 31, 2011, the University of Michigan, led by Dr. William Giannobile, Director of the Michigan Center for Oral Health Research (“MCOHR”) at the School of Dentistry continued to enroll patients in our joint clinical study on risk factors predictive of periodontal disease progression to tooth loss using a new version of Interleukin Genetics’ PST® genetic test. The clinical study makes use of a large, long term dental claims database to test whether risk factors, including genetic information, can guide more successful intervention and thus reduce the adverse outcomes of periodontal disease, such as tooth loss. The researchers intend to enroll approximately 4,000 consenting individuals with more than 15 consecutive years of documented oral health history.  Participants provide information on periodontitis risk factors and their DNA. University of Michigan researchers will assess the frequency of preventive visits that are consistent with maintenance of proper periodontal health in patients classified as either low-risk or high-risk for periodontitis progression.  Renaissance Health Service Corporation, a nonprofit organization focused on the advancement of oral health, provides funding for the trial.

In the genetic test business, competition is in flux and the markets and customer base are not well established. Adoption of new technologies by consumers requires substantial market development and customer education. Historically, we have focused on our relationship with our primary customer, Alticor, a significant direct marketing company, in order to assist us in developing the market for our products and educating our potential customers. Our challenge in 2011 and beyond will be to develop the market for our own personalized health products. We have begun to allocate considerable resources to our Inherent Health® brand of genetic test products. Due to the early stage of these initiatives, we cannot predict with certainty fluctuations we may experience in our test revenues or whether revenues derived from the Merchant Network and Channel Partner Agreement with Amway Global will ever be material or if material, will be sustained in future periods.

Three Months Ended March 31, 2011 and March 31, 2010

Total revenue for the three months ended March 31, 2011 was $0.7 million, compared to $0.4 million for the three months ended March 31, 2010. The increase of $0.3 million, or 95.1%, is primarily attributable to increases in genetic testing revenue offset by a decrease in other revenue. The increase is primarily attributable to sales of our Inherent Health® brand of genetic tests, which continues to benefit from media attention surrounding the March 2010 announcement of successful study results with Stanford University on our weight management genetic test. Genetic testing revenue is derived from tests sold and processed, which is driven by consumer demand.

 During the three months ended March 31, 2011, 65% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Corp. d/b/a Amway Global, a subsidiary of Alticor compared to 39% during the three months ended March 31, 2010. Pursuant to this agreement, Amway Global sells our genetic tests through its e-commerce web site via a hyperlink to our e-commerce site.

Cost of revenue for the three months ended March 31, 2011 was $0.4 million or 49.7% of revenue, compared to $0.4 million, or 112.1% of revenue, for the three months ended March 31, 2010. The significant decrease in the cost of revenue as a percentage of revenue is primarily attributable to increased revenue and more efficient processing of genetic tests. During the first quarter of 2011, we worked with our genetic testing supply vendors to provide more efficient materials that result in a lower cost of production.

Research and development expenses were $0.3 million for the three months ended March 31, 2011, compared to $0.4 million for the three months ended March 31, 2010. The decrease of $0.1 million, or 13.5% is primarily attributable to decreased compensation and allocated facility operating costs offset by increased consulting and clinical study costs related to our weight management genetic test.

Selling, general and administrative expenses were $1.2 million for the three months ended March 31, 2011, compared to $1.4 million for the three months ended March 31, 2010. The decrease of $0.2 million, or 15.7% is primarily attributable to decreased expenses related to lower compensation, consulting, promotion expenses and corporate legal and accounting fees offset by increased patent related legal fees and sales commissions paid to Amway as part of our Merchant Channel and Partner Store Agreement.

Interest expense was $88,000 for the three months ended March 31, 2011, as compared to $67,000 for the three months ended March 31, 2010. The increase in interest expense of $21,000 is attributable to higher borrowings on our credit facility with Pyxis.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $2.8 million and borrowings available under our credit facility with Pyxis of approximately $3.3 million, which permits borrowing at any time prior to June 30, 2012.

Cash used in operations was $1.2 million for the three months ended March 31, 2011, as compared to $1.7 million for the three months ended March 31, 2010. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables, inventory levels and the timing of payments to suppliers. This use of cash was offset by a significant increase in genetic test sales resulting from the media attention we received in 2010 surrounding the weight loss study results. Cash received from genetic test sales, which is reflected in deferred revenue until the test report is issued, increased by $154,000 to $660,000 during the three months ended March 31, 2011 in comparison to the three month period ended March 31, 2010.

Cash used in investing activities, consisting of purchases of fixed assets used in administrative operations, was $2,000 for the three months ended March 31, 2011, compared to $40,000 for the three months ended March 31, 2010.

Cash provided by financing activities was $9,000 for the three months ended March 31, 2011 compared to $6.9 million for the three months ended March 31, 2010. On February 1, 2010, we received $2.0 million under our existing credit facility with Pyxis. We have no financial covenants as part of our credit facility with Pyxis. As of March 31, 2011, we had $11.0 million outstanding under the credit facility, which is reflected as long term debt on our balance sheet and is convertible, at the option of Pyxis into shares of our common stock at a price of $5.6783 per share. On March 5, 2010, we entered into a definitive agreement with certain institutional investors to sell $5.3 million of securities in a registered direct offering. The investors purchased an aggregate of 4,375,002 units for $1.20 per unit, with each unit consisting of a share of common stock and a warrant to purchase 0.40 of a share of common stock. The warrants are exercisable at $1.30 per share and expire in five years. Net proceeds to us after fees and expenses were approximately $4.9 million. We received approximately $9,000 and $12,000, respectively, from the exercise of stock options and stock purchases through the employee stock purchase plan for the three months ended March 31, 2011 and 2010.

The amount of cash we generate from operations is not currently sufficient to continue to fund and grow our business. We believe our success depends on our ability to have sufficient capital and liquidity to achieve our objectives of closing negotiations with partners and creating additional distribution channels for our genetic testing products and technology. In addition to maintaining our current operating line of credit we currently believe we will be required to raise additional capital. Even though we are experiencing sales increases in our genetic testing business we continue to explore additional steps to reduce our operating costs. In 2010, we reduced our headcount in non-essential areas. We were successful in the second quarter of 2010 in completing a sublease of approximately 6,000 square feet, or one-third of our total office space. The space includes offices and a laboratory that was being underutilized. Our remaining office and laboratory space is adequate for our current business needs. We are able to process high volumes of genetic tests in our current laboratory. During the first quarter of 2011, we reduced our cost of processing samples in our laboratory by working with our raw material vendors to make our genetic testing process more efficient resulting in lower processing costs. We have significantly reduced our research and development programs to only those that focus on technology related to agreements with potential commercial partners. We have taken steps to reduce our corporate administrative expenses by working with or seeking new vendors who offer the same service for a lower cost. While we expect that our current and anticipated financial resources, including the amount available under our credit facility with Pyxis, are adequate to maintain our current and planned operations through June 2012, we anticipate we will need substantial additional funds in the future. We intend to obtain such funds from operations, through strategic alliances or through the sale of equity or debt securities, but such funding may not be available on terms acceptable to us, or at all. Our common stock has been delisted from the NYSE Amex and is currently trading on the OTCQB™. As a result, our access to capital through the public markets may be more limited.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses; and (ii) disclose contingent assets and liabilities. A critical accounting estimate is an assumption that could have a material effect on our financial statements if another, also reasonable, amount were used or a change in the estimates is reasonably likely from period to period. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. Our most critical accounting policies and estimates upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are set forth in Note 4 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in our accounting policies or changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

Please see the discussion of “Recent Accounting Pronouncements” in Note 4, Significant Accounting Policies contained in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. No new updates or other guidance issued to date by the FASB in 2011 are expected to have a material impact on the Company’s financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we have elected scaled disclosure reporting obligations and therefore are not required to provide the information required by this Item 3.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and under “Item 1A. Risk Factors” above in this Quarterly Report on Form 10-Q. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

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

Interleukin Genetics, Inc.

Date: May 12, 2011	By:	/s/ Lewis H. Bender
Lewis H. Bender Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2011	By:	/s/ Eliot M. Lurier
Eliot M. Lurier Chief Financial Officer (Principal Financial Officer)