Form 10-Q
period 2011-06-30
INTERLEUKIN GENETICS INC
filed 2011-08-12
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock, par value $0.001 per share	36,684,256

INTERLEUKIN GENETICS, INC.

FORM 10-Q
FOR THE QUARTER ENDED June 30, 2011

Smaller Reporting Company – Scaled Disclosure

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies”.

PART I —FINANCIAL INFORMATION

Item 1.     Financial Statements

 INTERLEUKIN GENETICS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,713,976	$3,999,029
Trade accounts receivable	67,350	36,960
Federal grant receivable	—	117,946
Receivables from related party	114,414	14,657
Inventory	97,340	117,849
Prepaid expenses	259,043	266,349
Other current assets	200,000	200,000
Total current assets	2,452,123	4,752,790
Fixed assets, net	410,683	554,172
Intangible assets, net	572,311	630,037
Other assets	38,001	38,001
Total assets	$3,473,118	$5,975,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$463,045	$509,647
Accrued expenses	225,839	443,255
Deferred revenue	762,377	515,953
Current portion of long-term debt	11,000,000	—
Liabilities of discontinued operations	—	164,241
Total current liabilities	12,451,261	1,633,096
Convertible long-term debt	—	11,000,000
Total liabilities	12,451,261	12,633,096
Commitments and contingencies (Note 8)
Stockholders’ deficit
Convertible preferred stock, $0.001 par value — 6,000,000 shares authorized; 5,000,000 shares of Series A issued and outstanding at June 30, 2011 and December 31, 2010; aggregate liquidation preference of $18,000,000 at June 30, 2011	5,000	5,000
Common stock, $0.001 par value — 100,000,000 shares authorized; 36,658,933 and 36,594,799 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	36,659	36,594
Additional paid-in capital	90,999,575	90,851,709
Accumulated deficit	(100,019,377)	(97,551,399)
Total stockholders’ deficit	(8,978,143)	(6,658,096)
Total liabilities and stockholders’ deficit	$3,473,118	$5,975,000

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Genetic testing	$779,116	$563,540	$1,498,563	$929,451
Other	17,749	9,412	17,787	12,211
Total revenue	796,865	572,952	1,516,350	941,662
Cost of revenue	438,464	431,616	796,053	845,023
Gross profit	358,401	141,336	720,297	96,639
Operating expenses:
Research and development	359,799	325,298	664,618	742,295
Selling, general and administrative	1,253,143	1,615,295	2,455,598	3,041,566
Amortization of intangibles	28,863	28,863	57,726	57,726
Total operating expenses	1,641,805	1,969,456	3,177,942	3,841,587
Loss from operations	(1,283,404)	(1,828,120)	(2,457,645)	(3,744,948)
Other income (expense):
Interest income	1,901	906	4,307	1,201
Interest expense	(89,130)	(72,925)	(177,281)	(139,527)
Gain on disposal of assets	—	24,500	4,275	24,500
Total other income (expense)	(87,229)	(47,519)	(168,699)	(113,826)
Loss from continuing operations before income taxes	(1,370,633)	(1,875,639)	(2,626,344)	(3,858,774)
Provision for income taxes	—	—	—	—
Loss from continuing operations	(1,370,633)	(1,875,639)	(2,626,344)	(3,858,774)
Income from discontinued operations, net of income taxes	158,366	482,530	158,366	482,530
Net loss	$(1,212,267)	$(1,393,109)	$(2,467,978)	$(3,376,244)
Basic and diluted net loss per common share from:
Continuing operations	$(0.04)	$(0.05)	$(0.07)	$(0.11)
Discontinued operations	0.01	0.01	0.00	0.01
Net Loss	$(0.03)	$(0.04)	$(0.07)	$(0.10)
Weighted average common shares outstanding, basic and diluted	36,650,158	36,509,762	36,634,173	34,833,778

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2009	5,000,000	$5,000	32,102,435	$32,102	$85,763,379	$(91,565,109)	$(5,764,628)
Net loss	—	—	—	—	—	(3,376,244)	(3,376,244)
Common stock issued:
Private placement, net of offering costs of $365,329	—	—	4,375,002	4,375	4,880,300	—	4,884,675
Exercise of stock option	—	—	1,300	2	336	—	338
Employee stock purchase plan	—	—	31,890	32	21,831	—	21,863
Stock-based compensation expense	—	—	—	—	109,293	—	109,293
Balance as of June 30, 2010	5,000,000	$5,000	36,510,627	$36,511	$90,775,139	$(94,941,353)	$(4,124,703)

Balance as of December 31, 2010	5,000,000	$5,000	36,594,799	$36,594	$90,851,709	$(97,551,399)	$(6,658,096)
Net loss	—	—	—	—	—	(2,467,978)	(2,467,978)
Common stock issued:
Employee stock purchase plan	—	—	64,134	65	16,900	—	16,965
Stock-based compensation expense	—	—	—	—	130,966	—	130,966
Balance as of June 30, 2011	5,000,000	$5,000	36,658,933	$36,659	$90,999,575	$(100,019,377)	$(8,978,143)

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,467,978)	$(3,376,244)
Income from discontinued operations	158,366	482,530
Net loss from continuing operations	(2,626,344)	(3,858,774)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	202,897	212,006
Stock-based compensation expense	130,966	109,293
Changes in operating assets and liabilities:
Accounts receivable	(30,390)	(56,205)
Federal grant receivable	117,946	—
Receivable from related party	(99,757)	16,468
Inventory	20,509	(489)
Prepaid expenses and other current assets	7,306	(47,639)
Accounts payable	(46,602)	19,588
Accrued expenses	(217,417)	310,197
Deferred revenue	246,424	281,965
Net cash used in operating activities of discontinued operations	(5,875)	(440,519)
Net cash used in operating activities	(2,300,337)	(3,454,109)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(1,681)	(77,572)
Net cash used in investing activities	(1,681)	(77,572)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	—	2,000,000
Proceeds from registered direct offering of common stock	—	5,250,002
Registered direct offering costs	—	(365,329)
Proceeds from employee stock purchase plan	16,965	21,863
Proceeds from exercise of employee stock options	—	338
Net cash provided by financing activities	16,965	6,906,874
Net increase (decrease) in cash and cash equivalents	(2,285,053)	3,375,193
Cash and cash equivalents, beginning of period	3,999,029	906,248
Cash and cash equivalents, end of period	$1,713,976	$4,281,441
Supplemental disclosures of cash flow information:
Cash paid for interest	$178,260	$117,000

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2011

Note 1—Basis of Presentation

The condensed financial statements include the accounts of Interleukin Genetics, Inc. (the Company) as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010.

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

The Company has evaluated all events or transactions that occurred after June 30, 2011 through the date of issuance of these financial statements. The Company did not have any material recognizable or non-recognizable subsequent events.

Note 2—Operating Matters and Liquidity

The Company has experienced net operating losses since its inception through June 30, 2011, including a net loss of $2.5 million for the six months then ended, contributing to an accumulated deficit of $100 million as of June 30, 2011. The Company has borrowings of $11.0 million at June 30, 2011 under its line of credit with Pyxis Innovations Inc., an affiliate of Alticor (“Pyxis”).

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

We expect that our current and anticipated financial resources, including $3.3 million available under our credit facility with Pyxis, are adequate to maintain our current and planned operations through July 2012.

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

Prior to June 30, 2011, we reserved for estimated sales returns, discontinued items and trade promotions applicable to the non-acquired accounts resulting from our sale of substantially all of the assets of the Alan James Group business. During the quarter ended June 30, 2011, $600 was paid to former customers leaving approximately $158,366 for future returns. We completed an analysis of all return activity since the time of sale and determined that the remaining reserve was no longer required. The adjustment is reflected in income from discontinued operations in the June 30, 2011 statement of operations.

The balance of other current assets of $200,000 at June 30, 2011 represents a receivable from Nutraceutical Corporation in connection with the transaction in June 2009 which was received on July 1, 2011.

Note 4—Significant Accounting Policies

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of June 30, 2011 and December 31, 2010, the Company has deferred genetic test revenue of $762,000 and $506,000, respectively.

Sales Commissions

The Company accounts for sales commissions due to Amway Global under the Merchant Channel and Partner Agreement in accordance with SEC Staff Accounting Bulletin (“SAB”) 104. Commissions are recorded as an expense at the time they become due which is at the point of sale by Amway Global. Commissions were $543,000 and $169,000 for the six months ended June 30, 2011 and 2010, respectively.

Accounts Receivable

Accounts receivable is stated at estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its commercial genetic test customers a 2% cash discount if payment is made by bank wire transfer within 10 days of the invoice date.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. As the Company does not manufacture any products, no overhead costs are included in inventory. No inventory reserve is required at June 30, 2011 as all test kits are available for sale and are expected to be sold at amounts in excess of cost. When a kit is sold, the corresponding cost of the kit is recorded as deferred cost of goods sold, a component of prepaid expenses, and removed from inventory.

Inventory consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Raw materials	$93,233	$110,347
Finished goods	4,107	7,502
Total inventory	$97,340	$117,849

Income Taxes

 The Company accounts for income taxes by recording taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining the Company’s provision (benefit) for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of approximately $29.3 million as of June 30, 2011, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

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

The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the three and six months ended June 30, 2011 and 2010.

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

	As of June 30,
	2011	2010
Options outstanding	2,217,267	1,676,967
Warrants outstanding	2,150,000	2,150,000
Convertible preferred stock	28,160,200	28,160,200
Convertible debt	1,937,200	1,584,981
Total	34,464,667	33,572,148

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

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing. The Company believes that, as of June 30, 2011, its concentration of credit risk related to cash and cash equivalents was not significant. Cash and cash equivalents are available on demand and at times may be in excess of FDIC insurance limits.

Recent Accounting Pronouncements

Please see the discussion of “Recent Accounting Pronouncements” in this Note 4, Significant Accounting Policies contained in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Issued

Fair Value Measurement — In May 2011, the Financial Accounting Standards Board (FASB) issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Accounting Standards Update (ASU) No. 2011-04) , which provides additional guidance for fair value measurements.  These updates to the FASB Accounting Standards Codification (ASC or Codification) include clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders’ equity and disclosures regarding the sensitivity of Level 3 measurements to changes in valuation model inputs.  These updates to the Codification are effective for interim and annual periods beginning after Dec. 15, 2011.  The Company does not expect the implementation of this guidance to have a material impact on its financial statements.

Comprehensive Income — In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05) , which updates the Codification to require the presentation of the components of net income, the components of other comprehensive income (OCI) and total comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements of net income and comprehensive income. These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income. These updates to the Codification are effective for interim and annual periods beginning after Dec. 15, 2011. The Company does not expect the implementation of this guidance to have a material impact on its consolidated financial statements.

No new updates or other guidance issued to date by the FASB in 2011 are expected to have a material impact on the Company’s financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The Company concluded that patent related legal costs, which had previously been classified with research and development expenses, should be classified as selling, general and administrative expenses. For the three and six months ended June 30, 2010, these costs amounted to $116,000 and $259,000, respectively. Such reclassifications had no impact on the Company’s reported results of operations.

Note 5—Strategic Alliance with Alticor Inc.

Since March 2003, the Company has maintained a broad strategic alliance with several affiliates of the Alticor family of companies to develop and market novel nutritional and skin care products. The alliance previously included an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations. Pyxis Innovations, Inc., an affiliate of Alticor, is the Company’s largest shareholder.

In October 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”) a subsidiary of Alticor Inc. Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. We paid Amway Global $543,000 and $169,000 in commissions for the six months ended June 30, 2011 and 2010, respectively, and $281,000 and $79,000, respectively, for the three months ended June 30, 2011 and 2010, respectively, representing a percentage of net sales to their customers.

On April 15, 2011, the Company entered into a contract services agreement with Alticor Corporate Enterprises Inc. and Amway International Inc. (collectively, “Alticor”). Pursuant to this agreement, the Company shall provide marketing, promotional and training services to Alticor in connection with its marketing of the Company’s weight management genetic test. Upon execution of the agreement on April 15, 2011, the agreement received retroactive effect as of October 15, 2010 and the initial term expires on October 14, 2011. The Company will receive approximately $143,000 for its services under the agreement for the initial term. The agreement may be renewed for successive one-year periods upon mutual written agreement by the parties. Alticor has the right to designate which personnel of the Company perform services under the agreement. Alticor may terminate the agreement at any time if the Company fails to perform the services in a timely, diligent, workmanlike or acceptable manner or with anyone other than the Company’s personnel specified by Alticor, or in the event that the Company becomes insolvent. The Company may terminate the agreement if Alticor defaults under the agreement. The agreement also contains standard confidentiality, ownership and restrictions on the transfer of intellectual property covenants. The Company has recorded a receivable for $107,000 representing amounts due under the agreement at June 30, 2011.

Note 6—Convertible Debt

On August 17, 2006, our existing credit facility with Pyxis was amended to provide the Company with access to approximately $14.4 million of working capital borrowings at any time prior to August 17, 2008. Any amounts borrowed thereunder bear interest at the prime rate, require quarterly interest payments and become due on demand beginning on August 16, 2011. The principal amount of any borrowing under this credit facility is convertible at Pyxis’ election into a maximum of 2,533,234 shares of common stock, reflecting a conversion price of $5.6783 per share.

This credit facility has been extended several times. Most recently, on September 30, 2010, the Company entered into an amendment to extend the availability of borrowings under the existing credit facility with Pyxis until June 30, 2012.  In addition, the due date was extended from August 16, 2011 to June 30, 2012. As of June 30, 2011, there was $11,000,000 in principal outstanding under the credit facility leaving $3,316,255 of available credit. The fair value of convertible debt is estimated to be approximately $2.0 million at June 30, 2011.

Note 7—Intangible Assets

Intangible assets at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Patent costs	$1,154,523	$1,154,523
Less — Accumulated amortization	(582,212)	(524,486)
Total	$572,311	$630,037

Patent amortization expense was $28,863 for the three months ended June 30, 2011 and 2010, respectively, and $57,726 for the six months ended June 30, 2011 and 2010, respectively.

Patent costs which are amortized on a straight-line basis over a 10-year life, are scheduled to amortize as follows:

Year ending December 31,

2011 (six months)	$57,726
2012	115,453
2013	109,266
2014	94,100
2015	77,656
Thereafter	118,110
$572,311

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

Operating Lease

The Company leases its office and laboratory space under a non-cancelable operating lease expiring on March 31, 2014. In May 2010, the Company completed a sublease of approximately 6,000 square feet of underutilized office and laboratory space which reduced our total space operating costs. The sublease expires on March 31, 2013 and has a one year renewal option. The loss on the sublease of $51,044 was recognized in the second quarter of 2010. Rent expense, net of the benefit of the sublease, was $161,000 and $258,000 for the six months ended June 30, 2011 and 2010, respectively.

Note 9—Capital Stock

Authorized Preferred and Common Stock

At June 30, 2011, the Company had authorized 6,000,000 shares of $0.001 par value Series A Preferred Stock, of which 5,000,000 were issued and outstanding. At June 30, 2011, the Company had authorized 100,000,000 shares of $0.001 par value common stock of which 74,045,170 shares were outstanding or reserved for issuance. Of those, 36,658,933 shares were outstanding; 28,160,200 shares were reserved for the conversion of Series A Preferred to common stock; 1,937,200 shares were reserved for the conversion of the $11,000,000 of debt outstanding under the credit facility with Pyxis; 4,451,880 shares were reserved for the potential exercise of authorized and outstanding stock options; 400,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $2.50 per share which are exercisable currently until the expiration date of August 9, 2012; 1,750,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $1.30 per share which are exercisable currently until the expiration date of March 5, 2015; 102,934 shares were reserved for the potential exercise of rights held under the Employee Stock Purchase Plan; and 584,023 shares were reserved for the issuance upon the conversion of convertible notes that may be issued to Pyxis under the existing credit facility.

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its common stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such shares for each share of Series A Preferred Stock then held by them. The liquidation preference at June 30, 2011 was $18,000,000. After receiving this amount, the holders of the Series A Preferred Stock are entitled to participate on an as-converted basis with the holders of Common Stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of June 30, 2011, the Series A Preferred Stock was convertible into 28,160,200 shares of common stock reflecting a current conversion price of $0.3196 per share.

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

Note 10—Stock-Based Compensation Arrangements

Total compensation cost that has been recorded for stock-based compensation arrangements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options outstanding beginning of year	$44,949	$19,810	$73,600	$21,141
Stock-based arrangements during the period:
Stock option grants	14,092	(182)	54,511	84,321
Restricted stock issued:
Employee Stock Purchase Plan	1,450	1,731	2,855	3,831
Total	$60,491	$21,359	$130,966	$109,293

Stock option grants

The following table details stock option activity for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding, beginning of period	1,611,267	$1.54	1,591,417	$2.06
Granted	781,000	0.35	323,500	0.77
Exercised	(2,500)	0.00	(13,800)	0.02
Canceled/Expired	(172,500)	1.18	(224,150)	4.32
Outstanding, end of period	2,217,267	$1.15	1,676,967	$1.52
Exercisable, end of period	1,086,967	$1.75	921,017	$2.05

At the Company’s 2011 annual meeting held on June 16, 2011, stockholders approved an amendment to the 2004 Employee, Director and Consultant Stock Plan increasing the aggregate number of shares of common stock which may be offered under the plan by an additional 2,000,000 shares. At June 30, 2011, the Company had an aggregate of 2,234,613 shares of common stock available for grant under this plan.

 It is the Company’s policy to grant stock options with an exercise price equal to the fair market value of the Company’s common stock at the grant date. Stock options to employees generally vest over four years based upon continuous service. Historically, the majority of the Company’s stock options have been granted in connection with the employee’s start date with the Company. In addition, the Company may grant stock options in recognition of promotion and/or performance.

For purposes of determining the stock-based compensation expense for stock option awards in 2011, the Black-Scholes option-pricing model was used with the following weighted-average assumptions:

Risk-free interest rate	2.08%
Expected life	5.73 years
Expected volatility	123.33%
Dividend yield	0%

Using these assumptions, the weighted average grant date fair value of options granted in 2011 was $0.30.

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are deemed to be compensatory because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the six months ended June 30, 2011 and 2010, employees purchased 64,134 and 31,890 shares, respectively, of common stock at a weighted-average purchase price of $0.26 and $0.69, respectively, while the weighted-average fair value was $0.31 and $0.81 per share, respectively, resulting in compensation expense of $2,855 and $3,831, respectively.

Restricted Stock Awards

Holders of restricted stock awards, which vest over a period of four years, participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. Recipients of restricted stock awards are generally not required to pay any consideration to the Company for these restricted stock awards. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period. During each of the three months ended June 30, 2011 and 2010, the Company did not grant restricted stock awards. During the six months ended June 30, 2011 and 2010, the Company granted restricted stock awards of 0 and 10,000 shares, respectively.

At June 30, 2011, there was approximately $419,519 of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Company’s stock plans.

Note 11—Industry Risk and Concentration

The Company develops genetic risk assessment tests and performs research for its own benefit. As of June 30, 2011, the Company has introduced four genetic risk assessment tests commercially. Commercial success of the Company’s genetic risk assessment tests will depend on their success as scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partner.

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

During the six months ended June 30, 2011 and 2010, approximately 67% and 32%, respectively, of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor.

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

During the three months ended June 30, 2011, we continued to focus our resources on sales of our Inherent Health® brand of genetic tests and the execution of our clinical study with the University of Michigan and Renaisance Health Services for PST®. The Inherent Health® brand offers customers a full suite of affordable, easy-to-use and meaningful genetic tests in weight management, heart health, bone health and nutritional needs. We offer an additional product under the name Wellness Select that allows our e-commerce customers to purchase any combination of our Inherent Health® genetic tests at a discounted price. During the quarter ended June 30, 2011, customer orders continue to indicate that selling multiple tests in one package is a valuable addition to our Inherent Health® brand. In addition to our Inherent Health® test products we offer PST®, the periodontal disease risk assessment test sold through a Licensing Agreement with OralDNA Labs, Inc. a Quest Diagnostics Inc. company.

Sales of our genetic tests increased significantly in the three months ended June 30, 2011, as compared to the same period in the prior year driven primarily by increased orders through our Merchant Network and Channel Partner Agreement with Amway Corp. d/b/a Amway Global, a subsidiary of Alticor and our commercial partners.

Prior to the opening of business on July 1, 2009 we sold substantially all of the Alan James Group business and assets of our wholly-owned subsidiary AJG Brands, Inc. to Pep Products, Inc., a subsidiary of Nutraceutical Corporation. While we continue to make payments related to retail inventory returns, the amount of the payments has declined significantly. During the three months ended June 30, 2011, we paid only $600 to former customers. We believe that any remaining payments will be minimal and, accordingly, have reversed the remaining reserve of $158,366 which had been established in June 2009 for related returns.

Our total research and development expenses were $1.4 million in 2010 and $0.7 million in the first six months of 2011 as we focus on our own development and commercialization efforts in the areas of weight management and periodontal disease. In addition, we are working with potential commercial partners to validate our technology within their specific business model often as a collaboration with little or no cost to us.

During the six months ended June 30, 2011, the University of Michigan, led by Dr. William Giannobile, Director of the Michigan Center for Oral Health Research (“MCOHR”) at the School of Dentistry continued to enroll patients in our joint clinical study on risk factors predictive of periodontal disease progression to tooth loss using a new version of Interleukin Genetics’ PST® genetic test. The clinical study makes use of a large, long term dental claims database to test whether risk factors, including genetic information, can guide more successful intervention and thus reduce the adverse outcomes of periodontal disease, such as tooth loss. The researchers intend to enroll approximately 4,000 consenting individuals with more than 15 consecutive years of documented oral health history.  Participants provide information on periodontitis risk factors and their DNA. University of Michigan researchers will assess the frequency of preventive visits that are consistent with maintenance of proper periodontal health in patients classified as either low-risk or high-risk for periodontitis progression.  Renaissance Health Service Corporation, a nonprofit organization focused on the advancement of oral health, provides funding for the trial. As of June 30, 2011 the study enrollment is progressing and we expect full enrollment by the end of 2011.

In May 2011 we entered into a research collaboration with Metagenics, Inc. to identify predictive biomarker combinations for use with Metagenics Compound Meta-060, which is a proprietary and patented formulation of tetrahydro iso-alpha acids derived from hops, in development for weight management. A key aim of the collaboration is to investigate if genetic variations identified by Interleukin Genetics are beneficial to improving weight loss and maintenance of weight loss in adults using Meta-060. Metagenics will be funding the clinical and genetic research.

In the genetic test business, competition is in flux and the markets and customer base are not well established. Adoption of new technologies by consumers requires substantial market development and customer education. Historically, we have focused on our relationship with our primary customer, Amway Global, a subsidiary of Alticor, a significant direct marketing company, in order to assist us in developing the market for our products and educating our potential customers. Our challenge in 2011 and beyond will be to develop the market for our own personalized health products. We continue to allocate considerable resources to our Inherent Health® brand of genetic test products. Due to the early stage of these initiatives, we cannot predict with certainty fluctuations we may experience in our test revenues or whether revenues derived from the Merchant Network and Channel Partner Agreement with Amway Global will ever be material or if material, will be sustained in future periods.

Results of Operations

Three Months Ended June 30, 2011 and June 30, 2010

Total revenue for the three months ended June 30, 2011 was $0.8 million, compared to $0.6 million for the three months ended June 30, 2010. The increase of $0.2 million, or 39.1%, is primarily attributable to sales of our Inherent Health® brand of genetic tests through our Merchant Network and Channel Partner Agreement with Amway Global In addition, $49,000 was recognized from processing genetic tests as part of our ongoing PST® clinical study with the University of Michigan. Genetic testing revenue is derived from tests sold and processed, which is driven by consumer demand.

During the three months ended June 30, 2011, 69% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global compared to 27% during the three months ended June 30, 2010. Pursuant to this agreement, Amway Global sells our genetic tests through its e-commerce web site via a hyperlink to our e-commerce site.

Cost of revenue for the three months ended June 30, 2011 was $0.4 million, or 55.0% of revenue, compared to $0.4 million, or 75.3% of revenue, for the three months ended June 30, 2010. The significant decrease in the cost of revenue as a percentage of revenue is primarily attributable to increased revenue and more efficient processing of genetic tests. During 2011, we worked with our genetic testing supply vendors to provide more efficient materials that result in a lower cost of production.

Research and development expenses were $0.4 million for the three months ended June 30, 2011, compared to $0.3 million for the three months ended June 30, 2010. The increase in research and development expenses is primarily attributable to increased consulting costs related to our weight management genetic test offset by decreased compensation and allocated facility operating costs.

Selling, general and administrative expenses were $1.3 million for the three months ended June 30, 2011, compared to $1.6 million for the three months ended June 30, 2010. The decrease of $0.3 million, or 22.4%, is primarily attributable to decreased expenses related to lower compensation, professional fees and promotion expenses partially offset by increased patent related legal fees and sales commissions paid to Amway Global as part of our Merchant Network and Channel Partner Agreement.

Interest expense was $89,000 for the three months ended June 30, 2011, as compared to $73,000 for the three months ended June 30, 2010. The increase in interest expense of $16,000 is attributable to higher borrowings on our credit facility with Pyxis.

Results of Operations

Six Months Ended June 30, 2011 and June 30, 2010

Total revenue for the six months ended June 30, 2011 was $1.5 million, compared to $0.9 million for the six months ended June 30, 2010. The increase of $0.6 million, or 61.0%, is primarily attributable to sales of our Inherent Health® brand of genetic tests through our Merchant Network and Channel Partner Agreement with Amway Global. In addition, $49,000 was recognized from processing genetic tests as part of our ongoing PST® clinical study with the University of Michigan.

During the six months ended June 30, 2011, 67% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global compared to 32% during the six months ended June 30, 2010.

Cost of revenue for the six months ended June 30, 2011 was $0.8 million or 52.5% of revenue, compared to $0.8 million, or 89.7% of revenue, for the six months ended June 30, 2010. Changes in expenses impacting the cost of revenue as a percentage of revenue are primarily attributable to increased revenue and more efficient processing of genetic tests. During 2011, we worked with our genetic testing supply vendors to provide more efficient materials that result in a lower cost of production.

Research and development expenses were $0.7 million for the six months ended June 30, 2011, compared to $0.7 million for the six months ended June 30, 2010. The small decrease in research and development expenses are primarily attributable to decreased compensation and allocated facility operating costs partially offset by increased consulting costs related to our weight management genetic test.

Selling, general and administrative expenses were $2.5 million for the six months ended June 30, 2011, compared to $3.0 million for the six months ended June 30, 2010. The decrease of $0.5 million, or 19.3% is primarily attributable to decreased expenses related to lower compensation, professional fees and promotion expenses partially offset by increased patent related legal fees and sales commissions paid to Amway Global as part of our Merchant Network and Channel Partner Agreement.

Interest expense was $177,000 for the six months ended June 30, 2011, as compared to $140,000 for the six months ended June 30, 2010. The increase in interest expense of $37,000 is attributable to higher borrowings on our credit facility with Pyxis.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $1.7 million and borrowings available under our credit facility with Pyxis of approximately $3.3 million, which permits borrowing at any time prior to June 30, 2012.

Cash used in operations was $2.3 million for the six months ended June 30, 2011, as compared to $3.5 million for the six months ended June 30, 2010. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables, inventory levels and the timing of payments to suppliers. This use of cash in 2010 was offset by a significant increase in genetic test sales resulting from media attention we received in 2010 and in 2011 by increased sales through the Merchant Network and Channel Partner Agreement with Amway Global. A significant use of cash in the first six months of 2010 were total payments of $0.4 million relating to the settlement of our obligations with former customers of the Alan James Group in connection with their rights of return of purchased product which included a final settlement reached with a major customer for inventory yet to be returned in accordance with the contractual terms of the relationship. The total settlement amounted to $0.3 million which was fully paid by June 30, 2010. During the six months ended June 30, 2011, $5,900 was paid to former customers. We believe that any payments that may be made to former customers in the future will be minimal. In addition, the $0.2 million in other current assets at June 30, 2011 represents a receivable from Nutraceutical Corporation in connection with the transaction in July 2009. The $0.2 million was received on July 1, 2011. Cash received from genetic test sales, which is reflected in deferred revenue until the test report is issued, increased by $246,000 to $762,000 at June 30, 2011 as compared to December 31, 2010.

Cash used in investing activities, consisting of purchases of fixed assets, was $2,000 for the six months ended June 30, 2011, compared to $78,000 for the six months ended June 30, 2010.

Cash provided by financing activities was $17,000 for the six months ended June 30, 2011 compared to $6.9 million for the six months ended June 30, 2010. On February 1, 2010, we received $2.0 million under our existing credit facility with Pyxis. We have no financial covenants as part of our credit facility with Pyxis. As of June 30, 2011, we had $11.0 million outstanding under the credit facility, which is reflected as current portion of long term debt on our balance sheet and is convertible, at the option of Pyxis into shares of our common stock at a price of $5.6783 per share. On March 5, 2010, we sold $5.3 million of securities in a registered direct offering with certain institutional investors. The investors purchased an aggregate of 4,375,002 units for $1.20 per unit, with each unit consisting of a share of common stock and a warrant to purchase 0.40 of a share of common stock. The warrants are exercisable at $1.30 per share and expire in March 2015. Net proceeds after fees and expenses were approximately $4.9 million. We received approximately $17,000 and $22,000, respectively, from the exercise of stock options and stock purchases through the employee stock purchase plan for the six months ended June 30, 2011 and 2010.

The amount of cash we generate from operations is not currently sufficient to continue to fund and grow our business. We believe our success depends on our ability to have sufficient capital and liquidity to achieve our objectives of closing negotiations with partners and creating additional distribution channels for our genetic testing products and technology. In addition to maintaining our current operating line of credit we will be required to raise additional capital. Even though we are experiencing sales increases in our genetic testing business we continue to explore additional steps to reduce our operating costs. In 2010, we reduced our headcount in non-essential areas. We were successful in the second quarter of 2010 in completing a sublease of approximately 6,000 square feet, or one-third of our total office space. The space includes offices and a laboratory that was being underutilized. Our remaining office and laboratory space is adequate for our current business needs. We are able to process high volumes of genetic tests in our current laboratory. During the first six months of 2011, we reduced our cost of processing samples in our laboratory by working with our raw material vendors to make our genetic testing process more efficient resulting in lower processing costs. We have significantly reduced our research and development programs to only those that focus on technology related to agreements with potential commercial partners. We have taken steps to reduce our corporate administrative expenses by working with or seeking new vendors who offer the same service for a lower cost. While we expect that our current and anticipated financial resources, including the amount available under our credit facility with Pyxis, are adequate to maintain our current and planned operations through July 2012, we will need substantial additional funds in the future. We intend to obtain such funds from operations, through strategic alliances or through the sale of equity or debt securities, but such funding may not be available on terms acceptable to us, or at all. Our common stock was delisted from the NYSE Amex in 2010 and is currently trading on the OTCQB™. As a result, our access to capital through the public markets may be more limited.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4	[Removed and Reserved.]

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Exhibit
10.1†	Contract Services Agreement, entered into on April 15, 2011, by and among Alticor Corporate Enterprises Inc. and Amway International Inc. and Interleukin Genetics, Inc.
10.2
Interleukin Genetics, Inc. 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement of Interleukin Genetics, Inc. filed on April 29, 2011 (File No. 001-32715))

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from Interleukin Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Balance Sheets, (ii) the Unaudited Condensed Statements of Operations, (iii) the Unaudited Condensed Statements of Stockholders’ Equity (Deficit), (iv) the Unaudited Condensed Statements of Cash Flows, and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

†	Confidential portions of this document have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*
Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interleukin Genetics, Inc.

Date: August 12, 2011	By:	/s/ Lewis H. Bender
Lewis H. Bender Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2011	By:	/s/ Eliot M. Lurier
Eliot M. Lurier Chief Financial Officer (Principal Financial Officer)