Form 10-K
period 2011-12-31
INTERLEUKIN GENETICS INC
filed 2012-03-29
CIK 1037649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

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

As of March 9, 2012 there were 36,756,236 shares of the registrant’s Common Stock and 5,000,000 shares of the registrant’s Series A Preferred Stock, issued and outstanding.

Documents Incorporated By Reference

Portions of the registrant’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

INTERLEUKIN GENETICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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

Smaller Reporting Company – Scaled Disclosure

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as indicated herein, we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies,” including providing two years of audited financial statements.

Item 1. Business

Overview

Interleukin Genetics, Inc. is a personalized health company that develops unique genetic tests to provide information to better manage health and specific health risks. Our overall mission is to provide genetic testing services to empower individuals, physicians and dentists to better guide lifestyle and treatment options that can help individuals maintain or improve their health. We believe that our proprietary genetic tests can help our commercial distribution partners provide improved services to their customers, empower individuals to personalize their health, and assist pharmaceutical companies to improve drug development and use by identifying subpopulations that are more responsive to a therapy. Our business focuses on personalized health, by providing genetic tests with strong clinical value. Our tests are made available via marketing partners or directly to end users. The business focus contributes toward our overall mission of providing services that can help individuals maintain or improve their health through preventive or treatment measures.

We believe that by providing important genetic information combined with a set of actions and recommendations about possible interventions and therapies, we can help individuals improve their health outcomes. We have patents covering the use of certain gene variations and specific combinations of gene variations for a number of common chronic diseases and conditions.

We believe that one of the great challenges confronting healthcare today is to better understand why some people are more prone than others to develop various medical conditions and why some people respond to treatments for those conditions differently than do others. Until individuals or their providers are able to understand the underlying causes of such variability, healthcare will remain largely constrained by the current approach of broad treatment rather than customized prevention and therapy. Most recommendations for a given condition do not consider genetic differences among individuals and, as a result, individuals whose conditions may be different because of genetic variation all receive the same treatment.

Until recently, scientific study of chronic health conditions has largely focused on identifying initiating factors that are causative and ways to alter or reverse the cause or condition. Common examples of altering or reversing initiating factors include calorie reduction in the case of being overweight, reducing levels of cholesterol in the case of heart disease, elimination of bacteria in the case of periodontal disease and increasing estrogen levels in the case of osteoporosis. However, it is now well established that while intiating factors are essential for disease, the mere presence of such factors does not necessarily determine whether a single individual will develop an illness, have mild or severe disease, or respond the same way as everyone else. Many common conditions arise in part as a result of how our bodies respond and interact with various environmental factors.

Genetic Tests

Many people have the mistaken impression that genetics dictate how an individual will look or feel and that there is nothing one can do to change the destiny set by one's genes. While it is true that some genetics have a permanent effect on a person's appearance or condition (referred to as a phenotype), the vast majority of genetic influences of one’s phenotype can be modified. An active field of research in healthcare today is better to understand the interaction between our environment and our genes. The scientific community is learning more each day about the role and significance of genetic variations, such as single nucleotide polymorphisms, or SNPs, and haplotypes, on an individual’s health. SNP and haplotype analysis coupled with detailed knowledge of environmental factors now is an important area of study in order to improve human health. A SNP may cause a gene to make a different amount of a protein for a given condition, change the timing of protein synthesis or make a variant form of the protein; each of these changes may lead to a discernible physiological impact. However, certain lifestyle changes can influence significantly whether a set of genes are activated or inactivated despite the variation in the gene. Thus while the propensity for physiological impact is always present for a given set of genes and their variants, whether or not the condition manifests itself is often controlled by our environment and the lifestyle choices we make.

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

Our patents are “use” patents that claim that a SNP, or set of SNPs in unique patterns can be used in a novel way to predict disease development or progression, predict responses to preventive or therapeutic interventions and identify specific actions that improve health outcomes. We currently own rights in 11 issued U.S. patents, that have expiration dates between 2015 and 2020, and have 21 additional U.S. patent applications pending, that are based on novel associations between particular gene sequences and certain metabolic and inflammatory conditions and disorders. The 11 issued U.S. patents relate to genetic tests for obesity, periodontal disease, osteoporosis, coronary artery disease, and other diseases associated with interleukin inflammatory haplotypes. Our newest patent applications relate to the commercial use of SNP panels in the fields of weight management, periodontal disease, osteoporosis and osteoarthritis. If granted, we expect many of these patents are not likely to expire until between 2027 and 2031.

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

Multiple genes and complex gene interactions along with environmental factors determine the probability for an individual contracting many common diseases. We may develop a test based on our proprietary genetic markers or public markers including important SNPs we have identified if: a) clinical studies show that their effect has a critical and unique influence on the clinical expression of disease, or b) the genetic markers guide the development or use of lifestyle, preventive measures or therapeutic agents that modulate the specific actions of those genetic factors. The effects of our genetic factors must be sufficiently powerful so that these genetic markers cannot be excluded from a test panel without substantially reducing the practical clinical usefulness of the test. For example, clinical studies have shown that in patients with a history of heart disease, higher levels of inflammation (as measured by certain markers such as C-reactive protein, a transient marker for inflammation) are one predictor of many for future heart attacks. Indeed, published studies indicate that chronic underlying inflammation is a critical factor for increased heart attack risk. We believe that our proprietary genetic variations reliably identify those individuals who have a lifelong tendency to experience elevated inflammation and therefore to have higher inflammation-based risk for heart disease. Development efforts will continue to use our proprietary genetic technology as part of a broader genetic panel that predicts an individual’s risk for disease as he or she ages or predicts a patient’s likelihood of severe complications from disease or response to specific treatment if the individual has already been diagnosed with disease.

For each targeted clinical area that meets our criteria, we may develop one or more proprietary tests that are anchored by our intellectual property, plus additional candidate genes that have been validated and shown to be of value. Other genes that are added to a test panel may be in-licensed or may be available from the public domain. For example, the osteoporosis risk assessment panel we launched in December 2009 includes multiple SNPs covered by our intellectual property, plus additional genes that have been validated as risk factors for osteoporosis. Since knowledge about the genes involved in human health will continue to evolve over many years, we may introduce test panels that initially have our proprietary genetic factors with successive versions of additional genes.

We also believe that combining, in non-obvious ways, single gene variations to create a unique or novel tool may result in new, proprietary intellectual property for us. For example, the weight management genetic test panel we introduced in June 2009 involves five SNPs in four genes that we combined into novel patterns. We have filed patent applications covering this product.

In the past few years, the use of haplotypes has become a standard approach to genetic risk assessment for complex diseases. Haplotypes are blocks of SNPs that are inherited together from one parent and in some cases the specific block of SNPs has functional significance beyond the biological functions attributable to the individual SNPs. The same SNP may have very different effects on gene function in different individuals depending on the haplotype context. We believe that we have expertise, experience and intellectual property related to the use of haplotypes in assessing genetic risk for complex diseases and we have filed patent applications in this area as well.

Business Strategy

Our revenue model consists of:

•	sales from our Inherent Health® brand of genetic tests either directly to end users or through partnerships such as the Amway Global channel;

•	sales of our genetic tests to commercial distribution partners such as regional weight loss centers and insurance providers;

•	royalties or profit sharing from sales of genetic test products developed by us and marketed by a partner such as LABEC Pharma and Quest Diagnostics’ OralDNA Labs division;

•	fees for contract research with third parties; and

•	license fees for our intellectual property to our tests.

In August 2008, we entered into a nonexclusive license agreement with OralDNA Labs, Inc., a division of Quest Diagnostics to market our PST genetic risk assessment test for the prediction of periodontal disease. Quest Diagnostics, partnered with Henry Schein, sells the PST test directly to dentists throughout the United States. We earn a royalty from each sale of the PST test and can earn processing fees when samples are sent to our laboratory.

In April 2009, we entered into an exclusive license agreement with LABEC Pharma to market in Spain and Portugal our heart health genetic risk assessment test for the prediction of early heart attack. The test is marketed under the brand name CardiohealthTM. In January 2010, European regulatory authorities authorized LABEC Pharma to begin selling the CardioHealth product. Labec has begun delivering samples to us for processing.

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

In October 2009, we entered into a Merchant Network and Channel Partner Agreement with Alticor's Amway Global Company to market our Inherent Health® genetic assessment tests. Under this agreement, Amway Global’s independent business owners, or IBOs, are able to purchase the Inherent Health® brand of genetic tests via a hyperlink from the Amway Global website to the Inherent Health® website. We believe our proprietary genetic test brands supports the efforts of Amway Global to develop personalized consumer products for their IBO’s customers. Sales with Amway Global through this business arrangement began in December 2009.

Our Products and Product Development Pipeline

Our current business plan includes focusing our efforts on commercializing our existing genetic tests and developing additional genetic tests. Our plan is to develop and commercialize tests that (1) identify healthy individuals who have a higher probability of increased risk for early or more severe health risks, (2) allow for an individual to understand which lifestyles will be best suited for his or her needs and (3) may be used in patients who have already been diagnosed with a specific disease to identify those patients who are more likely to develop severe disease complications and to guide better treatment.

Inherent Health® Brand of Genetic Tests

Weight Management Genetic Test

On any given day one in three adult women and one out of four adult men in the U.S. are dieting. This is a total of approximately 63 million individuals. The diet market can be broken down into four levels of dieters. The majority of individuals dieting are in do-it-yourself programs (55 million) with the remaining majority distributed through various national mass market retailers such as Jenny Craig, Weight Watchers, Nutrisystems, medifast (approximately 5 million). A small category of programs are led by regional, boutique groups or dieticians (1 to 2 million) such as the Canyon Ranch and finally the remainder those in most need are being medically treated (~200,000) with the majority undergoing bariatric surgery or lapbanding. Several estimates have been published for the total number of weight related services and specialty products being provided in the US. Estimated annual expenditures range from $40 to $50 billion in the U.S. with the majority of these costs being paid out of pocket by individuals.

Our Weight Management Genetic Test helps take the guesswork out of finding an effective diet and exercise solution by revealing actionable steps to achieve weight goals based on genetics. The test determines whether a low fat, low carbohydrate or balanced diet may be best and whether normal or vigorous exercise is needed to most efficiently lose existing body fat. The test provides new information beyond traditional assessments, so that nutritional intake and fitness routines can be tailored for improved, sustainable results. This test identifies five SNPs in four human genes; fatty acid binding protein 2 (FABP2), adrenergic receptor beta 2 (ADRB2 –two variations), adrenergic receptor beta 3 (ADRB3), peroxisome proliferator-activated receptor gamma (PPAR- γ). These markers are involved in certain physiological pathways relating to body weight. Certain patterns of markers are associated with differential response to certain diet and exercise regimens.

We have conducted a number of studies that demonstrate a gene-diet interaction based on the multi-locus patterns noted above. The first study, completed in 2010, involved subjects who originally participated in Stanford University’s A TO Z weight loss study. Individuals from the A TO Z study were contacted to participate in this retrospective genotype-diet interaction study. In the original study 311 free-living, overweight/obese (body mass index, 27-40 kg/m2), nondiabetic, premenopausal, generally healthy women were randomly assigned for 12 months to either the Atkins-like (very low carbohydrate), Zone-like (low carbohydrate), LEARN-like (balanced), or Ornish-like (low fat) diets for the primary purpose of losing weight. The extensive data collected in that study included dietary intake assessment (three unannounced 24-hour recalls for each time point administered by a dietitian and analyzed using NDS-R, University of Minnesota), anthropometric measures including weight, and related physiological variables, all collected at baseline, 2, 6, and 12 months.

Stanford University had retained plasma samples from the original A TO Z study. However, the Institutional Review Board (IRB) reviewing the project first requested that we recruit and collect DNA under informed consent. Recruitment first began in August 2008 and ended in February 2009. A TO Z study participants eligible for inclusion in the study were those who provided both consent for the current study as well as a sufficient sample of DNA for genotyping (N=138). Those who completed the full 12-month protocol of the original A TO Z study totaled 121. The first set of analysis (N=138) showed a diet-gene interaction as determined by the test’s pattern assignments. As a result of promising preliminary results from the genetic analysis of this subset of subjects who participated in the A TO Z study, our research collaborators at Stanford University received IRB approval in 2011 to extract DNA from retained plasma samples from all subjects who participated in the study. We successfully obtained DNA and genotyped 291 of the 311 subjects. Preliminary analysis conducted solely by the Company in March 2012, demonstrated that subjects with three different genetic test patterns had different weight loss responses at 12 months depending on the diets to which they were assigned. The analysis from the larger dataset showed that further improved weight loss could be achieved if certain of the test’s original diet assignments were modified. As a result, in March 2012, we updated our laboratory information management system’s reporting and generated new diet recommendations for each pattern to provide customers the latest information from the new research.

Another study was conducted on the Weight Management Genetic Test with MetroWest Medical Center Hospital (MWM) as a prospective, real world setting trial. Thirty-four overweight mail & female hospital employees were enrolled in a corporate wellness program. All study participants were counseled on diet and exercise by dietitians and exercise physiologists employed by MWM for the wellness program. Diet guidance included the American Heart Association diet and 500kcal reduction in caloric intake. Fourteen names were drawn from box and given the Weight Management Genetic Test and diet guidance based on test results 2 weeks after baseline. Weight measurements and blood samples were taken at baseline, 24, 49, 86 and 100 days. The results of the study showed that those subjects who had taken the test lost statistically significantly more weight during the period than those who had not taken the test.

Bone Health Genetic Test

Our Bone Health Genetic Test is designed to identify whether an individual is more likely to be susceptible to spine fractures and low bone mineral density associated with osteoporosis. Although it typically starts later in life, early intervention can help prevent osteoporosis. Preventive measures can reduce the risk for bone loss and fractures, which in the case of vertebral fractures leads to a hunched over appearance. The test identifies a SNP in each of three genes involved in processes that affect bone; estrogen receptor alpha (ER1 Xba1), vitamin D receptor (VDR), and interleukin-1 (IL-1). Certain patterns of variations are associated with increased risk of spine fracture and/or low bone mineral density. The test can be used as an aid to making diet, exercise, and other lifestyle choices to maintain and improve bone health.

Heart Health Genetic Test

Our Heart Health Genetic Test is designed to identify genetic predisposition to excess inflammation, which is a risk factor for heart attack. The genetic analysis identifies individuals that have a lifelong tendency to overproduce certain chemicals in the body that lead to inflammation. Overproduction of these chemicals may start a chain reaction that ultimately may lead to a heart attack. Knowing genetic risk will enable individuals to take specific actions to decrease overall risk. The test identifies three SNPs in two genes involved in inflammation, IL-1 alpha and IL-1 beta. Certain IL-1 variations are associated with increased inflammation, which is a risk factor for early heart attack. The test may be used as an aid to making diet, exercise, and other lifestyle choices to reduce inflammation-based risk.

Nutritional Needs Genetics Test

Our Nutritional Needs Genetics Test is designed to identify DNA variations in genes crucial to B-vitamin metabolism and the ability to manage oxidative stress. Individuals with certain variations in these genes may be at increased risk for ineffective utilization of B-vitamins and potential for cell damage caused by oxidative stress, both of which can in some cases lead to increased risk for certain diseases. The test identifies the presence or absence of human genotypic markers methylenetetrahydrofolate reductase (MTHFR) and transcobalamin II (TCN2) involved in vitamin B metabolism and markers superoxide dismutase 2 (SOD2), glutathione S-transferase 1 deletions (GSTM1), paraoxonase 1 (PON1), X-ray repair cross complementing group 1 (XRCC1) in response to oxidative stress. Certain variations are associated with less efficient B-vitamin metabolism or reduced activity of endogenous anti-oxidant systems. The test may be used to aid individuals in deciding whether to supplement their diet with B vitamins and/or antioxidants.

Wellness Select Genetic Test

Our Wellness Select Genetic Test allows buyers to purchase any combination of Inherent Health genetic tests at a discounted price.

Genetic Test for Risk of Periodontal Disease

The Centers for Disease Control reports that 25% of adults over 60 are missing all their natural teeth, and 5% of adults between 40 and 59 years of age have lost all their teeth. Dental service costs amounted to nearly $108 billion in 2010. The majority of tooth loss can be attributed to periodontal (gum) disease. Periodontitis is a chronic inflammatory disease initiated by specific bacteria that activate host mechanisms destroying the bone and connective tissues that support the teeth. Between 8% and 13% of the worldwide adult population exhibit severe generalized periodontitis, with many more having clinical signs of moderate disease. In the U.S., as noted above, the vast majority of the disease is segregated into 25% of the population. Twin studies indicate that heritability is high, with approximately half of the variation in clinical expression of disease explainable by genetic factors. Indeed, even in the absence of conventional oral hygiene to control the bacterial challenge, the progression of periodontitis can vary significantly. Substantial data support the current concept that specific bacteria are essential to initiation and progression of chronic periodontitis, but host modifiers such as smoking, diabetes, and genetic influences determine the rate of progression and disease severity. Interleukin-1 (IL-1) is well-established as one of the critical regulators of periodontal disease, and studies in non-human primates have shown that drugs specifically blocking IL-1 alone or IL-1 plus TNFa dramatically and significantly reduce tissue destruction even when the bacterial challenge is not reduced. Current preventative treatments for gum disease are more routine cleanings and good oral hygiene.

There are nearly 175 million individuals covered by dental insurance in the U.S. Most typical insurance plans now reimburse for two cleanings per year per individual. Many plans cover more cleanings for individuals already diagnosed with severe periodontal disease. However the current system of prevention is a “one size fits all model,” and there is little evidence to support two visits per year for everyone. Some individuals will need 3-4 preventive visits per year and many people will need only one or potentially fewer cleanings. Our belief is that there is a need for a greater optimization or preventative dental care to improve outcomes and reduce long term oral healthcare expenses.

PST® is a genetic test that analyzes genetic variations associated with inflammation and identifies individuals who are at increased risk for more severe periodontal disease. The PST genetic test identifies specific polymorphisms (genetic variations) in genes that regulate the production of interleukin cytokines. Higher gingival levels of these proteins are associated with destruction of soft tissue attachment and bone, and increased severity of periodontitis in certain patient populations. The test is sold through a licensing agreement with OralDNA Labs, Inc., a Quest Diagnostics company. Quest has partnered with Henry Schein to add more sales representatives to the PST® test.

In August of 2010 we signed an agreement with the University of Michigan to conduct a clinical study, using a large dental claims database, on risk factors predictive of periodontal disease progression to tooth loss using a new version of our PST genetic test. The study is led by Dr. William Giannobile, Director of the Michigan Center for Oral Health Research (“MCOHR”) at the University of Michigan School of Dentistry. The study will evaluate whether a second annual cleaning is necessary for the prevention of tooth loss and periodontal disease in low risk individuals, defined as nonsmoking, PST negative and without diabetes. The study is also designed to determine if high risk individuals need more prevention. The goal of the study is to enroll at least 4,000 individuals from whom consent has been obtained with more than 15 consecutive years of documented oral health history. The individuals will come from the same age and socio-economic cohort. Enrollment began in November 2010. Information on periodontitis risk factors and genetic information is being collected from participants to assess the frequency of preventive visits that is consistent with maintenance of proper periodontal health in patients classified as either low-risk or high-risk for periodontitis progression. The study’s primary efficacy outcome is tooth loss at 15 years for individuals with 1 versus 2 visits per year at low risk (PST negative, non-smokers, non-diabetics). Additional endpoints in the high risk population are included in the trial design. This study is being funded by Renaissance Health Service Corporation, a nonprofit organization focused on the advancement of oral health. Renaissance is the exclusive distributor of the Delta Dental brand in seven states with approximately 8 million covered lives. Patient enrollment was completed in March 2012 and we expect all study samples to be processed by April 2012. The University of Michigan is solely responsible for the data analysis and we expect top line results within a few months of when they begin the analysis.

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

In November 2009, we published new findings on the genetics of OA in the Annals of Rheumatic Diseases.We reported that a panel of genetic markers was highly predictive of which patients with knee OA were likely to develop severe disease as they age. The studies were done as a collaboration between Interleukin and New York University Hospital for Joint Diseases. In November 2010 the Company and the Thurston Arthritis Research Center at the University of North Carolina at Chapel Hill announced findings from a 1,154-patient longitudinal study to evaluate the role of genetic factors in OA progression. The new data replicated the findings reported previously by Interleukin Genetics and showed that specific proprietary patterns of IL-1 receptor antagonist gene variations predicted knee OA progression. In addition, we reported that patients with radiographic signs of early knee osteoarthritis were genetically different from those without radiographic signs of the disease and progressed to moderate or severe OA at a much greater frequency. Of those individuals who were completely free of radiographic signs of knee OA at the onset of the study, only 8.5 percent progressed to moderate or severe disease, whereas 33 percent of those with very early radiographic signs of disease exhibited progression. Those with early signs of OA were more likely than those who had no signs of disease to carry certain genetic factors, including variations in both the IL-1 receptor antagonist gene (IL1RA) and the DVWA gene that is involved in collagen formation. The combination of early radiographic signs of disease and carriage of gene variations associated with OA progression appears to identify individuals at increased risk for severe OA. We have filed patent applications on these findings.

On September 21, 2010, we and researchers from The Thurston Arthritis Research Center announced findings from a large clinical study to evaluate the role of genetic factors in osteoarthritis progression which showed patients with radiographic evidence of knee osteoarthritis who inherited a specific pattern of genetic variations in the interleukin-1 receptor antagonist (IL-1Ra) gene were almost twice as likely to progress to severe disease as other patients. Results from the study, which followed 1,154 patients for up to 11 years, were presented at the World Congress on Osteoarthritis in Brussels, Belgium.

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

Periodontal Disease Genetic Test (version 2.0)

For certain populations the frequency of the risk allele is low in the current PST test. The new PST genetic test in development is predictive of severe disease and tooth loss for all ethnic populations. Results from several previous clinical studies indicate that certain inflammatory cytokine levels in the gingival crevicular fluid were significantly higher in PST positive patients than in patients who were PST negative. PST testing need only be done once in a lifetime and identifies “at risk” patients early on to enable targeted treatment. This objective information allows the dentist and hygienist to better guide treatment to reduce complications and costs associated with more severe periodontitis. The test also helps to establish long-term patient relationships based on the patient’s genetic predisposition. On November 1, 2011 we initiated two clinical studies to demonstrate the utility of the test in the ethnic Chinese population. The programs are being conducted in collaboration with Kaohsiung Medical University and Shanghai Stomatological Disease Center.

Laboratory Testing Procedure

To conduct a genetic risk assessment test, the end-user collects cells from inside the cheek on a brush and submits it by mail to our laboratory. Samples are processed only with a requisition signed by either a customer’s physician or one provided by Interleukin Genetics. Our clinical laboratory then performs the test using our protocols. Depending on the regulations in the particular state or (in Canada) province, test results are provided to the customer and/or designated health care provider.

During 2004, we completed the construction of our genetic testing laboratory (for which we obtained CLIA certification in 2005) to process the test samples. The regulatory requirements associated with a clinical laboratory are addressed under the section titled “Government Regulation.” In early 2007, we obtained a clinical laboratory permit from the State of New York, which is exempt from CLIA and maintains its own laboratory certification program, for our Cardiovascular Genetic test. In 2009 we upgraded the systems and processes for the laboratory with the addition of high volume analytical equipment. In addition, in 2009 we received approval to market and distribute our PST test in the State of New York. Marketing and Distribution Strategy

We market our Inherent Health® brand of genetic tests using our e-commerce website and under contract with Amway and several regional weight management focused organizations. We also market and distribute our PST® tests directly to dentists and periodontists via Quest Diagnostic's subsidiary, OralDNA Labs in the US. In Spain and Portugal, we market our Heart Health test with LABEC Pharma under the brand name CardioHealth™. In Turkey we market our weight management test via the Turkish firm, eLabs. Our partners are responsible for regulatory compliance in the foreign territories in which they sell.

If the clinical study with the University of Michigan has positive results, we believe we would be able to obtain reimbursement coverage for the test from Renaissance Health Services Corporation and other Delta Dental companies. In December 2011 we entered in to an agreement with Renaissance Health Services Corporation to initiate a pilot program to determine the feasibility of marketing the PST genetic test to employees through their dental benefit plans. Beginning on January 1, 2012, the test was offered to select dental group employees affiliated with Renaissance. Employees are able to obtain the test through a secure website at no cost to the employee. The processing of the tests is billed to Renaissance. We intend to continue to partner with domestic and foreign distributors for the sale of our genetic tests. Additionally, we are in discussions with large organizations with large dental sales forces. These organizations have expressed interest in “detailing” the test to dentists.

E-commerce

In 2009, we invested in the development and creation of a complete e-commerce solution for our Inherent Health® brand of genetic tests, www.inherenthealth.com. We have subcontracted with a fulfillment center to distribute tests to customers ordering via our online store. The e-commerce solution has provided a friendly and easy to use method for the purchase of our genetic tests. We are partnered with a number of websites that have established a link to our site in order to distribute tests. We pay these sites commissions for all orders made via a click through from their site to ours.

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

Government Regulation

We believe that we are currently in compliance with all applicable government regulations. We cannot predict what new legislation or regulations governing our operations will be enacted by legislative bodies or promulgated by agencies that regulate its activities, or what changes in interpretations of existing regulations may be adopted.

CLIA and Other Laboratory Licensure

Laboratories that perform testing on human specimens for the purpose of providing information for diagnosis, prevention or treatment of disease or assessment of health are subject to the Clinical Laboratory Improvement Amendments of 1988 (CLIA).This law imposes quality standards for clinical laboratories to ensure the accuracy and reliability of patient test results. The particular requirements for a clinical laboratory under CLIA depends on the level of complexity of the testing performed, with moderate and high complexity laboratories subject to more requirements than laboratories performing only low complexity testing. Genetic tests are considered high complexity under CLIA. Requirements for laboratories performing high complexity testing can include quality control and quality assurance requirements, personnel standards, and the requirement to perform proficiency testing. Laboratories must renew certification every two years, which typically includes an inspection of the laboratory. Our laboratory was most recently inspected in October 2011 and no deficiencies or issues were noted and our CLIA license was renewed.

In addition to CLIA certification, some states require clinical laboratories operating in those states or testing samples from those states to comply with state licensure requirements. In particular, New York State is exempt from the CLIA program and operates its own licensing program with more stringent standards than CLIA.

Food and Drug Administration

Laboratory Developed Tests. The Food and Drug Administration (FDA) regulates components used by clinical laboratories to develop genetic and other laboratory tests, including general purpose reagents, analyte specific reagents and in vitro diagnostic test kits. Additionally, FDA historically has taken the position that tests developed in-house by a laboratory and used by that laboratory to provide testing services, so called “laboratory developed tests” or “LDTs”, are subject to FDA jurisdiction as medical devices. Notwithstanding its assertion of jurisdiction, FDA has also historically maintained that LDTs, with limited exceptions, are subject to “enforcement discretion” meaning that FDA generally would not subject LDTs to its regulatory requirements for medical devices. More recently, in July 2010, FDA held a public meeting in which FDA officials including those from the Office of In Vitro Diagnostic Products (OIVD), within the Center for Devices and Radiological Health (CDRH) announced their intention to develop a regulatory framework for LDTs that would be based on the risks posed by such tests. In particular, FDA officials stated that laboratory developed tests offered directly to consumers would no longer be subject to enforcement discretion. Concomitant with that meeting, FDA sent letters to more than a dozen companies offering direct-to-consumer genetic tests, including us, stating that their tests appeared to be subject to regulation as medical devices and requesting information on how the companies planned to come into compliance with FDA requirements. In March 2011, the FDA convened an expert advisory panel to review and make recommendations to the FDA regarding the regulation of direct-to-consumer medical genetic tests. We testified before the panel and also submitted written comments.

The FDA letter inquired about our Inherent Health brand of genetic tests and stating that these tests appeared to meet the definition of a “device” under the Federal Food, Drug, and Cosmetic (FD&C) Act. The letter requested that the Company provide FDA with the clearance or approval number for the tests or with the basis for determination that the tests do not require FDA clearance or approval. In the letter, FDA offered to meet with us, “to discuss whether there are tests you are promoting that do not require review by FDA and what information you would need to submit in order for your products to be legally marketed.”

On November 1, 2010, we met with the director and staff members of the OIVD to present information on our tests. At FDA’s request, we submitted a plan in December 2010 and requested a follow-up meeting to obtain feedback on the plan from OIVD personnel. We have had no further communications with the FDA.

In March 2011, FDA convened an expert advisory panel to discuss and make recommendations on scientific issues concerning direct-to-consumer (DTC) genetic tests that make medical claims. The panel expressed a variety of concerns regarding DTC genetic testing and recommended that certain tests not be permitted DTC. We submitted a position paper to the FDA in advance of the meeting and presented testimony to the panel at a public meeting on March 8, 2011.

After the March meeting, the OIVD director publically stated that FDA will likely take a case-by-case approach with respect to which types of genetic tests may be offered DTC. He also stated that OIVD plans to issue three guidance documents addressing oversight of laboratory developed tests. He did not provide a timeframe for OIVD’s release of these documents, but they are listed on CDRH’s 2012 regulatory agenda.

In March 2012, an FDA spokesperson stated that FDA’s plan to adjust its enforcement discretion policy for LDT’s is currently under “administrative review.”

HIPAA and Other Privacy Laws

The Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) established for the first time comprehensive federal protection for the privacy and security of health information. The Health Information Technology for Economic and Clinical Health Act (HITECH), part of the American Recovery and Reinvestment Act of 2009, significantly expanded the scope of HIPAA and increased penalties for violating HIPAA. The HIPAA standards apply to three types of organizations (“Covered Entities”): health plans, health care clearing houses, and health care providers who conduct certain health care transactions electronically. They also apply to vendors of Covered Entities called “Business Associates” that access protected health information to provide services to or perform functions on behalf of Covered Entities. Covered Entities and Business Associates must have in place administrative, physical and technical standards to guard against the misuse of individually identifiable health information. We are not currently a Covered Entity subject to the HIPAA privacy and security standard. It is possible that in the future we will become a Covered Entity (for example if any of the tests that we perform become reimbursable by insurers). Regardless of our own Covered Entity status, HIPAA may apply to our customers, which include health care providers. Even though we are not directly subject to HIPAA, we could be subject to penalties, lawsuits and experience other adverse consequences if we aid and abet a HIPAA violation by a customer or, under a broad reading of the HIPAA criminal provisions, we obtain or disclose protected health information maintained by a Covered Entity without authorization in violation of HIPAA. In addition, some lawsuits have been pursued at the state level against entities that are not directly subject to HIPAA for breach of confidentiality under the theory that HIPAA establishes a standard of care relative to health information, the breach of which constitutes negligence.

Our activities must also comply with other applicable privacy laws. There are international privacy laws, such as the European Data Directive, that impose restrictions on the access, use, and disclosure of health information. Additionally, some state laws that protect the confidentially of medical information impose privacy protections more stringent than those of HIPAA and are not preempted by HIPAA. There are genetic information privacy laws at the state level. Our failure to comply with these privacy laws could significant impact our business and our future business plans. In addition, legislation is being considered at the federal and state level that could impose stricter requirements regarding the confidentiality of medical information, including genetic information and could impact our operations.

GINA Legislation

In 2008, the Congress passed and the President signed into law, the Genetic Information Non-discrimination Act or GINA. GINA prohibits certain entities from discriminating using genetic information, which includes information from genetic tests, genetic tests of family members and family medical history. It also includes information about an individual’s or family member’s request for or receipt of genetic services. This law generally prohibits health insurers or health benefit plans from:

•	increasing the group premium or contribution amounts (such as co-payments) based on genetic information;

•	requesting or requiring an individual or family member to undergo a genetic test; or

•	requesting, requiring or purchasing genetic information prior to or in connection with enrollment, or at any time for underwriting purposes.

The law also prohibits employers and certain other entities, including employment agencies, from using genetic information in employment decision-making and from requesting, requiring, or purchasing genetic information. It also strictly limits such entities from disclosing genetic information.

In October 2009, the Department of Health and Human Services issued a proposed rule to modify the HIPAA Privacy Rule to implement Title I of GINA. Among other things, this rule would revise the definition of health information under HIPAA to include genetic information.

GINA applies to some of our customers and to us as an employer. We could be subject to penalties, lawsuits or experience other adverse consequences if our operations violate GINA or cause another entity to violate GINA.

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

We expect that our current and anticipated financial resources, including the amount available under our credit facility with Pyxis Innovations, Inc., an affiliate of our majority stockholder, Alticor, Inc., will be adequate to maintain our current and planned operations through June 2012. We expect that we will need significant additional capital in the future to fund our research and product development programs and operations. Our future capital needs depend on many factors. We may need capital for the commercial launch of additional genetic tests, continued research and development efforts, obtaining and protecting patents and administrative expenses. Based on current economic conditions additional financing may not be available when needed, or, if available, it may not be available on favorable terms. In addition, the terms of any financing may adversely affect the holdings or the rights of our existing shareholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing shareholders may result. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, tests or products in development. If we cannot obtain additional funding on acceptable terms when needed, we may have to discontinue operations, or, at a minimum, curtail one or more of our research and development programs. Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and the sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities, increasing revenue through new arrangements with commercial distribution partners and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We have a history of operating losses and expect these losses to continue in the future.

We have experienced significant operating losses since our inception and expect these losses to continue for some time. We incurred losses from continuing operations of $6.5 million in 2010 and $5.2 million in 2011. As of December 31, 2011, our accumulated deficit was $102.6 million. Our losses result primarily from research and development, selling, general and administrative expenses and amortization of intangible assets. Although we generate revenues from sales of our genetic risk assessment tests, this may not be sufficient to result in net income in the foreseeable future. We will need to generate significant revenue to continue our research and development programs and achieve profitability. We cannot predict when, if ever, we will achieve profitability.

Our operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been largely limited to research and development of our technologies and products related to the field of personalized health. We have not yet demonstrated an ability to successfully generate substantial revenue from the commercializion of our genetic tests. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Current economic conditions could adversely affect our business and results of operations.

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

We have limited experience and capabilities with respect to distributing, marketing and selling genetic tests on our own.

We have very limited experience and capabilities with respect to distributing, marketing and selling genetic risk assessment tests on our own. In June 2009, we announced the launch of our new Inherent Health® brand of genetic tests. On October 26, 2009, we entered into an agreement with Amway Global, an affiliate of Alticor, pursuant to which it sells our Inherent Health® brand of genetics tests through its e-commerce Web site via a hyperlink to our e-commerce site. In 2011 and 2010, revenues from this agreement accounted for 66% and 31% of our revenues, respectively. In addition, we have started to market and sell our genetic tests through other health care and professional channels, and we may attempt to negotiate marketing and distribution agreements with third parties, although there can be no assurances we will be able to do so. We have, to date, had very limited success in marketing and selling our genetic tests, and we can provide no assurance that our current or planned commercialization efforts will be successful.

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

Because our products are based on emerging science, if we make changes to our tests based on new scientific findings, market acceptance of our products may decrease and we may be exposed to liability in excess of our product liability insurance coverage.

Our genetic test products are based on emerging science, and we continue to conduct studies to further enhance the usefulness and scientific credibility of our products. If we make changes to our tests based on new data, it could harm our credibility, decrease market acceptance of our products or expose us to liability claims. We currently maintain product liability insurance, but it is often difficult to obtain, is expensive and may not be available in the future on economically acceptable terms. In addition, potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policy. We may become subject to product liability claims that, even if they are without merit, could result in significant legal defense costs to us. If we are held liable for claims for which we are not indemnified or for damages exceeding the limits of our insurance coverage, those claims could materially damage our business and our financial condition. Any product liability claim against us or resulting recall of our products could create significant negative publicity.

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

As a result of the losses incurred since inception, we have not recorded a federal income tax provision and have recorded a valuation allowance against all future tax benefits. As of December 31, 2011, we had gross net operating loss and research tax credit carryforwards of approximately $84.3 million and $1.5 million, respectively, for federal income tax purposes, expiring in varying amounts through the year 2031. As of December 31, 2011, we had a research tax credit carryforward of approximately $0.9 million for state income tax purposes, expiring in varying amounts through the year 2026. Our ability to use these net operating loss and credit carryforwards is subject to restrictions contained in the Internal Revenue Code which provide for limitations on our utilization of our net operating loss and credit carryforwards following a greater than 50% ownership change during the prescribed testing period. We have experienced two such ownership changes. One change arose in March 2003 and the other was in June 1999. As a result, our net operating loss carryforwards that relate to periods prior to March 2003 and June 1999 are limited in utilization. The annual limitation may result in the expiration of the carryforwards prior to utilization. In addition, in order to realize the future tax benefits of our net operating loss and tax credit carryforwards, we must generate taxable income, of which there is no assurance.

Risks Related to Our Intellectual Property

If we fail to obtain patent protection for our products and preserve our trade secrets, then competitors may develop competing products and services, which will likely decrease our sales and market share.

Our success will depend on our ability to obtain patent protection in the United States and in other countries for our products and services. In addition, our success will also depend upon our ability to preserve our trade secrets and to operate without infringing upon the proprietary rights of third parties. We own rights to 11 issued U.S. patents and have a number of additional U.S. patent applications pending. We have also been granted a number of corresponding foreign patents and have a number of foreign counterparts of our U.S. patents and patent applications pending. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific and factual questions. Our ability to develop and commercialize products and services depends on our ability to:

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

Our currently marketed tests were launched as laboratory developed tests, or LDTs, performed in our CLIA-certified clinical laboratory operating in Waltham, Massachusetts. We expect that our future LDTs will be launched as well at our CLIA-certified laboratory. Although FDA has historically exercised enforcement discretion with respect to LDTs, meaning that such tests generally have not been subject to FDA regulatory requirements for in vitro diagnostic devices, the Agency’s regulatory approach to LDTs is in a period of transition. FDA officials have stated that DTC genetic tests that make medical claims will no longer be subject to enforcement discretion. FDA’s letter to the Company in July 2010 is consistent with this change in Agency position. However, FDA has not stated what specific requirements will apply to LDTs sold DTC and we have not received any feedback from FDA regarding the plan we submitted in January 2011. FDA convened an advisory panel in March 2011 to make recommendations regarding oversight of DTC genetic tests. Following the meeting, the director of OIVD stated that FDA would likely need to take a case-by-case approach with respect to which types of genetic tests could be offered by DTC. We are uncertain as to what, if any, regulatory requirements may apply to our tests in the future. We cannot provide any assurance that FDA regulation, including pre-market review or approval, will not be required in the future, or that our tests will be permitted to be offered DTC.

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

The growth of our business may increase the potential of being found in violation of these laws. Our risk of being found in violation of these laws and regulations is further increased by the fact that the technologies at issue are new and the applicability of statutory and regulatory provisions to these technologies has not been fully developed, implemented, or subjected to judicial review, and the statutory and regulatory provisions themselves are open to a variety of interpretations. Any action brought against us, or any business partners, for violation of these laws or regulations, even if we or they successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If their or our operations are found to be in violation of any of these laws and regulations, they or we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines, and they or we could be required to curtail or cease operations. Any of the foregoing consequences could seriously harm our business and our financial results.

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

Failure to comply with state regulations or changes in state regulatory schemes, could result in a substantial curtailment or even prohibition of the operations of our laboratory and could have a material adverse affect on our business. CLIA is a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. To renew CLIA certification, laboratories are subject to survey and inspection every two years. Moreover, CLIA inspectors may make unannounced inspections of these laboratories. If we were to lose our CLIA certification or our state licenses, whether as a result of a revocation, suspension or limitation, we would no longer be able to continue our testing operations which would have a material adverse effect on our business.

Tests based on our technology may require clinical trial testing, which can be lengthy, costly and burdensome.

If the FDA decides to require pre-market clearance or approval of LDT’s, we may be required to perform clinical trials prior to submitting a marketing application. If we are required to conduct pre-market clinical trials, whether using prospectively acquired tissue samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase development costs and delay commercialization. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population and the nature of the disease or condition being studied.

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

On December 23, 2008, we were notified of our failure to comply with the NYSE Amex, hereinafter referred to as the Exchange, continued listing standards under section 1003 of the Exchange’s Company Guide. Specifically, the Exchange noted our failure to comply with section 1003(a) (iii) of the Company Guide because our stockholders’ equity was less than $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years. On June 24, 2010, we received notification from the Corporate Compliance Staff of the NYSE Amex, hereafter referred to as the Exchange, that the Exchange intended to initiate proceedings to delist our common stock because we did not regain compliance with Section 1003(a)(iii) of the Exchange’s Company Guide. We requested a hearing before a Listing Qualifications Panel (the “Panel”) to appeal the Exchange Staffs delisting determination. Despite our continued attempts to regain compliance and after exhausting the grace period allowances extended by the Exchange, we did not regain compliance and withdrew our appeal. As a result, our common stock was suspended from the Exchange effective with the open of business on August 16, 2010 and began trading on the OTCQB™ under the symbol ILIU. The delisting by the Exchange could hurt our investors by reducing the liquidity and market price of our common stock. Additionally, the delisting could negatively affect us by reducing the number of investors willing to hold or acquire our common stock, which could negatively affect our ability to raise capital.

Our stock price has been and is likely to continue to be volatile and the market price of our common stock may drop.

In the two years ended December 31, 2011, our stock price has fluctuated from a low of $0.19 to a high of $1.50. Furthermore, the stock market has experienced significant volatility. The volatility of stocks for companies in our industry often does not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Our Series A Preferred Stock, which was issued to Pyxis, an affiliate of Alticor, in March 2003, accrues dividends at the rate of 8% of the original purchase price per year, payable only when and if declared by the Board of Directors and are non-cumulative. If we declare a distribution, with certain exceptions, payable in securities of other persons, evidences of indebtedness issued by us or other persons, assets (excluding cash dividends) or options or rights to purchase any such securities or evidences of indebtedness, then, in each such case the holders of the Series A Preferred Stock shall be entitled to a proportionate share of any such distribution as though the holders of the Series A Preferred Stock were the holders of the number of shares of our common stock into which their respective shares of Series A Preferred Stock are convertible as of the record date fixed for the determination of the holders of our common stock entitled to receive such distribution. As of December 31, 2011, our Series A Preferred Stock was convertible into 28,160,200 shares of our common stock, which is subject to standard antidilution protections as well as adjustments in the event we issue any shares of capital stock for a price lower than the conversion price of the Series A Preferred Stock.

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

As of December 31, 2011, Pyxis, was our largest stockholder, holding approximately 56% of the voting power of our capital stock. Accordingly, this stockholder will be able to determine the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Certificate of Incorporation or By-Laws and the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets. This stockholder may make decisions that are adverse to other stockholders’ interests. This ownership concentration may also adversely affect the market price of our common stock. Four of our seven directors are individuals chosen by this single stockholder and this stockholder has the right to choose an additional director. These directors might pursue policies in the interest of this single stockholder to the detriment of our other stockholders.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

	High	Low
2011:
First Quarter	$0.41	$0.27
Second Quarter	$0.47	$0.31
Third Quarter	$0.49	$0.20
Fourth Quarter	$0.35	$0.17

	High	Low
2010:
First Quarter	$1.50	$0.72
Second Quarter	$0.80	$0.35
Third Quarter	$0.44	$0.25
Fourth Quarter	$0.43	$0.30

Stockholders

As of March 9, 2012, there were approximately 132 stockholders of record and according to our best estimate, approximately 3,300 beneficial owners of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. As a smaller reporting company, we have elected scaled disclosure reporting obligations and therefore are required to provide the information requested by this Item 7 for only the last two most recent fiscal years.

General Overview and Trends

Interleukin Genetics, Inc. is a personalized health company that develops specific, health area focused, unique genetic tests. Our overall mission is to provide test products that can help individuals improve or maintain their health through preventive measures or lifestyle changes. Our vision is to use the science of applied genetics to empower individuals and physicians to better understand the set of actions and steps necessary to guide the best lifestyle and treatment options. We believe that the science of applied genetics can help companies provide improved services to their consumers, and assist in improving outcomes in drug development and use.

During the year ended December 31, 2011, we continued to focus our resources on conducting our large PST® validation study with the University of Michigan and Renaissance Health Services Corporation and the sales of our Inherent Health® brand of genetic tests and related programs. The objective of the PST validation study is to improve dental care by identifying and using certain risk factors to set preventative treatment regimens. We offer our periodontal disease risk assessment test through a licensing agreement with OralDNA Labs, Inc. a Quest Diagnostics Inc. company. In December 2011 we entered into an agreement with Renaissance Health Services Corporation to initiate a pilot program to determine the feasibility of marketing the PST genetic test to employees through their dental benefit package. On January 1, 2012, the test was offered to select dental group employees affiliated with Renaissance.

Our Inherent Health brand of genetic tests includes the first-of-its-kind test for weight management that identifies an individual’s genetic tendencies for weight gain related to either fat or carbohydrates in the diet. The brand offers customers a full suite of affordable, easy-to-use and meaningful genetic tests in weight management, heart health, bone health and nutritional needs. In addition, we launched additional products under the name Wellness Select that allows our e-commerce customers to purchase any combination of our Inherent Health® genetic tests at a discounted price.

Sales of our genetic tests increased by $817,000 during the year ended December 31, 2011, as compared to the prior year driven primarily by the marketing efforts of Amway Global, related to our Weight Management Genetic Test. In addition, during the year ended December 31, 2011, we experienced an increase in sales of our genetic test kits to commercial distribution partners. Regional weight loss centers have incorporated our weight management genetic test into their weight loss programs. These companies purchase genetic tests in bulk from us and obtain discounted pricing at significant volumes. We plan on continuing to support this sales channel. In addition, we continue to see increased sales of genetic tests through our Merchant Network and Channel Partner Agreement with Amway Global. We continue to work with Alticor to promote our products in its sales channel.

Prior to the opening of business on July 1, 2009 we sold substantially all of the Alan James Group business and assets of our wholly-owned subsidiary AJG Brands, Inc. to Pep Products, Inc., a subsidiary of Nutraceutical Corporation. In 2010 we continued to pay ongoing amounts owed on the accrued liabilities primarily related to retail inventory returns. During the quarter ended June 30, 2010, we reversed $483,000 of the accrual for returns after considering the settlement with one retailer and the pattern of returns with others over the past year. During 2010, we paid $414,000 to former customers, including $259,000 paid as a final settlement with a retailer. During 2011, we paid $15,201 to former customers and determined that the remaining accrual of $158,000 should be reversed as any remaining returns are expected to be minimal.

Our research and development expenses have significantly decreased from $3-4 million per year prior to 2010 to $1.4 million in 2010 and 2011, as we focus more on our own development and commercialization efforts. Our focus is now on working with potential commercial partners to validate our technology within their specific business model often as a collaboration with little or no cost to us. This is different than in prior years when our development focus was concentrated in research and development to bring new test configurations to market.

In the genetic test business, competition is in flux and the markets and customer base are not well established. Adoption of new technologies by consumers requires substantial market development and customer education. Historically, we have focused on our relationship with our primary customer, Alticor, a significant direct marketing company, in order to assist us in developing the market for our products and educating our potential customers. Our challenge in 2012 and beyond will be to develop the market for our other personalized health products, such as PST. We continue to allocate considerable resources to our PST and Inherent Health® brands of genetic tests and their related programs. Due to the early stage of these initiatives, we cannot predict with certainty fluctuations we may experience in our genetic test revenues or whether revenues derived from the Merchant Network and Channel Partner Agreement with Amway Global will ever be material or if material, will be sustained in future periods.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $1.7 million and borrowing capacity of approximately $1.3 million under our credit facility which permits borrowing at any time prior to June 30, 2012.

Cash used in operations was $4.5 million for the year ended December 31, 2011, as compared to $5.7 million for the year ended December 31, 2010. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables, inventory levels and the timing of payments to suppliers. A use of cash in the year ended December 31, 2010 were total payments of $0.4 million, relating to the settlement of our obligations with former customers of the Alan James Group in connection with their rights of return of purchased product which included a final settlement reached with a major customer for inventory yet to be returned in accordance with the contractual terms of the retail relationship. This use of cash was partially offset in 2010 by a significant increase in genetic test sales resulting from the media attention related to our Weight Management Genetic Test and increased sales to commercial customers. In 2011 cash used in operations decreased by $1.2 million as compared to 2010 primarily due to increased sales within the Amway Global channel. Cash received from genetic test sales which is reflected in deferred revenue until the test report is issued, increased by $0.3 million to $0.8 million during the year ended December 31, 2011. As we build our genetic test business the need for capital may increase.

Cash provided by investing activities was $0.2 million for the year ended December 31, 2011, compared to cash used of $0.1 million for the year ended December 31, 2010. Capital additions were $4,000 for the year ended December 31, 2011 compared to $95,000 for the year ended December 31, 2010. Capital additions primarily consisted of computers and commercial laboratory support equipment that was purchased to allow for high volume processing of genetic test samples. We believe that based on current and projected volumes, our laboratory equipment is sufficient to process genetic tests and no additional material capital purchases will be needed in the foreseeable future. In addition, the $0.2 million in other current assets at December 31, 2010 representing a receivable from Nutraceutical Corporation in connection with the sale of the Alan James Group business and assets in July 2009 was received on July 1, 2011.

Cash provided by financing activities was $2.0 million for the year ended December 31, 2011 compared to $8.9 million for the year ended December 31, 2010. In November 2011 we received $2.0 million in proceeds from the issuance of notes payable under our existing credit facility with Pyxis as compared to $4.0 million received in 2010. We have no financial covenants as part of our credit facility with Pyxis. As of December 31, 2011, we had $13.0 million outstanding under the credit facility, which is reflected as current debt on our balance sheet and is convertible, at the option of Pyxis into shares of our common stock at a price of $5.6783 per share. The debt becomes due on June 30, 2012. On March 5, 2010, we entered into a definitive agreement with certain institutional investors to sell $5.3 million of securities in a registered direct offering. The investors purchased an aggregate of 4,375,002 units for $1.20 per unit, with each unit consisting of a share of common stock and a warrant to purchase 0.40 of a share of common stock. The warrants are exercisable at $1.30 per share and expire on March 10, 2015. Net proceeds to us after fees and expenses were approximately $4.9 million. We received approximately $33,000 and $44,000 from the exercise of stock options and stock purchases through the employee stock purchase plan for the years ended December 31, 2011 and 2010, respectively.

On November 1, 2010 we were awarded two grants totaling $473,000 by the United States Government under the Qualifying Therapeutic Discovery Project (QTDP) Program to advance the development of our osteoarthritis and obesity genetic test programs. The grants reimburse us for expenditures made in 2009 and 2010 for these programs according to the QTDP guidelines. On November 18, 2010 we received $355,448 in grant funding for 2009 expenditures. The balance of $118,000 for expenditures made in 2010 was received on March 2, 2011. Grant revenue was recognized in the fourth quarter of 2010 for the full amount of the grants.

The amount of cash we generate from operations is not sufficient to continue to fund and grow our business. We believe our success depends on our ability to have sufficient capital and liquidity to achieve our objectives of closing negotiations with partners and creating additional distribution channels for our genetic testing products and technology. In addition to extending our current operating line of credit we will need to raise additional capital. Even though we are experiencing sales increases in our genetic testing business we continue to explore additional steps to reduce our operating costs. In 2010, we reduced our headcount in non-essential areas. We were successful in the second quarter of 2010 in completing a sublease of approximately 6,000 square feet, or one-third of our total office space. The space includes offices and a laboratory that was being underutilized. Our remaining office and laboratory space is adequate for our current business needs. We are able to process high volumes of genetic tests in our current laboratory. During 2011, we reduced our cost of processing samples in our laboratory by working with our raw material vendors to make our genetic testing process more efficient resulting in lower processing costs. We have significantly reduced our research and development programs to only those that focus on technology related to agreements with potential commercial partners. We have taken steps to reduce our corporate administrative expenses by working with or seeking new vendors who offer the same service for a lower cost. Our common stock was delisted from the NYSE Amex in 2010 and is currently trading on the OTCQB™. As a result, our access to capital through the public markets may be more limited.

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and the sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities, increasing revenue through new arrangements with commercial distribution partners and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We expect that our current and anticipated financial resources, including the $1.3 million available as of December 31, 2011 under our credit facility with Pyxis, are adequate to maintain current and planned operations through June 30, 2012, however, if we are not successful in capital raising efforts, partnering negotiations, extending the due date of our debt or in generating additional revenues, we will not be able to fund operations beyond June 30, 2012. We continue to attempt to raise additional capital, seek additional streams of revenue, extend the due date of our debt and improve sales with new and existing channels.

Results of Operations

Years Ended December 31, 2011 and 2010

Total revenue from our continuing operations for the year ended December 31, 2011 was $2.9 million, compared to $2.0 million for the year ended December 31, 2010. The increase of $0.9 million, or 43.1%, is primarily attributable to increased genetic testing revenue. Genetic testing revenue increased to $2.8 million, or 42.1%, in the year ended December 31, 2011, compared to $1.9 million in the year ended December 31, 2010. The increase is primarily attributable to sales of our Inherent Health® Brand of genetic tests through the Amway Global sales channel. In addition, we have experienced an increase in sales of our Inherent Health® Weight Management Genetic Test to commercial customers, both foreign and domestic, who have incorporated the test into their business as well as increased sales of our new Wellness Select multi test genetic test kit. Genetic testing revenue is derived from tests sold and processed, which is driven by consumer demand.

During the years ended December 31, 2011 and 2010, we had one significant customer, Alticor, our principal shareholder, that accounted for approximately 68% and 37%, respectively, of our revenues from continuing operations. During the years ended December 31, 2011 and 2010, approximately 66% and 32%, respectively, of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global, an affiliate of Alticor.

Cost of revenue for the year ended December 31, 2011 was $1.5 million, or 53.5% of revenue, compared to $1.6 million, or 81.1% of revenue, for the year ended December 31, 2010. The significant decrease in the cost of revenue as a percentage of revenue is primarily attributable to increased revenue, which absorbed fixed costs associated with our genetic testing laboratory and more efficient processing of genetic tests. During 2011, we worked with our genetic testing supply vendors to provide more efficient materials that result in a lower cost of production. We can provide no assurance that we will be able to maintain or increase the volume of tests performed in subsequent periods.

Gross margin for the year ended December 31, 2011, was a profit of $1.3 million, or 46.5%, compared to $0.4 million, or 18.9%, for the year ended December 31, 2010. The increase in gross margin is primarily attributable to genetic test revenue and cost savings realized by the more efficient processing of genetic tests.

Research and development expenses were $1.4 million for each of the years ended December 31, 2011 and 2010. The small decrease is primarily attributable to decreased compensation and facility operating costs offset by increased consulting expenses as compared to the year ended December 31, 2010.

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

Selling, general and administrative expenses were $4.7 million for the year ended December 31, 2011, compared to $5.5 million for the year ended December 31, 2010. The decrease of $0.8 million, or 15.5% is primarily attributable to decreases in compensation, product development, promotion and consulting expenses, partially offset by increased sales commissions paid to Amway Global as part of our Merchant Channel and Partner Store Agreement.

Interest expense was $367,000 for the year ended December 31, 2011, as compared to $303,000 for the year ended December 31, 2010. The increase in interest expense of $64,000 is primarily attributable to increased borrowings on our credit facility with Pyxis.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses; and (ii) disclose contingent assets and liabilities. A critical accounting estimate is an assumption that could have a material effect on our consolidated financial statements if another, also reasonable, amount were used or a change in the estimates is reasonably likely from period to period. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. Our most critical accounting policies and estimates upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are set forth in Note 4 to our financial statements included in Item 8 presented elsewhere herein.

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

INTERLEUKIN GENETICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Interleukin Genetics, Inc.

We have audited the accompanying balance sheets of Interleukin Genetics, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interleukin Genetics, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $5,025,182 during the year ended December 31, 2011 and, as of that date, the Company’s current liabilities exceeded its current assets by $12,264,827 and its total liabilities exceeded total assets by $11,423,231. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Boston, Massachusetts

March 29, 2012

INTERLEUKIN GENETICS, INC.

BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,728,222	$3,999,029
Accounts receivable from related party	2,662	14,657
Trade accounts receivable	55,892	36,960
Federal grant receivable	––	117,946
Inventory	107,758	117,849
Prepaid expenses	217,387	251,383
Other current assets	––	200,000
Current assets of discontinued operations	––	14,966
Total current assets	2,111,921	4,752,790
Fixed assets, net	289,011	554,172
Intangible assets, net	514,584	630,037
Other assets	38,001	38,001
Total assets	$2,953,517	$5,975,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$369,306	$509,647
Accrued expenses	182,597	443,255
Deferred revenue	824,845	515,953
Current portion of long-term debt	13,000,000	—
Liabilities of discontinued operations	––	164,241
Total current liabilities	14,376,748	1,633,096
Convertible long-term debt	––	11,000,000
Total liabilities	14,376,748	12,633,096
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value — 6,000,000 shares authorized; 5,000,000 shares of Series A issued and outstanding at December 31, 2011 and 2010; aggregate liquidation preference of $18,000,000 at December 31, 2011	5,000	5,000
Common stock, $0.001 par value — 100,000,000 shares authorized; 36,709,706 and 36,594,799 shares issued and outstanding at December 31, 2011 and 2010, respectively	36,710	36,594
Additional paid-in capital	91,111,640	90,851,709
Accumulated deficit	(102,576,581)	(97,551,399)
Total stockholders’ deficit	(11,423,231)	(6,658,096)
Total liabilities and stockholders’ deficit	$2,953,517	$5,975,000

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2011	2010

Genetic testing	$2,757,355	$1,940,190
Other	99,750	56,983
Total revenue	2,857,105	1,997,173
Cost of revenue	1,527,201	1,618,841
Gross profit	1,329,904	378,332
Operating expenses:
Research and development	1,376,394	1,413,501
Research and development reimbursement grant	––	(473,394)
Selling, general and administrative	4,665,360	5,526,377
Amortization of intangibles	115,453	115,453
Total operating expenses	6,157,207	6,581,937
Loss from operations	(4,827,303)	(6,203,605)
Other income (expense):
Interest income	6,419	4,989
Interest expense	(366,938)	(303,363)
Other income	4,274	33,159
Total other income (expense)	(356,245)	(265,215)
Loss from continuing operations before benefit for income taxes	(5,183,548)	(6,468,820)
Benefit for income taxes	—	—
Loss from continuing operations	(5,183,548)	(6,468,820)

Income from discontinued operations, net of tax	158,366	482,530
Net loss	$(5,025,182)	$(5,986,290)

Basic and diluted net loss per common share from:
Continuing operations	$(0.14)	$(0.18)
Discontinued operations	0.00	(0.01)
Net loss	$(0.14)	$(0.17)

Weighted average common shares outstanding, basic and diluted	36,661,290	35,706,271

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2011 and 2010

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balance as of December 31, 2009	5,000,000	$5,000	32,102,435	$32,102	$85,763,379	$(91,565,109)	$(5,764,628)
Net loss	—	—	—	—	—	(5,986,290)	(5,986,290)
Common stock issued:
Private placement, net of offering costs of $365,328	—	—	4,375,002	4,375	4,880,299	—	4,884,674
Exercise of employee stock options	—	—	1,300	2	336	—	338
Employee stock purchase plan	—	—	106,062	105	43,334	—	43,439
Restricted stock awards	—	—	10,000	10	(10)	—	—
Stock-based compensation expense	—	—	—	—	164,371	—	164,371
Balance as of December 31, 2010	5,000,000	$5,000	36,594,799	$36,594	$90,851,709	$(97,551,399)	$(6,658,096)
Net loss	—	—	—	—	—	(5,025,182)	(5,025,182)
Common stock issued:
Employee stock purchase plan	—	—	114,907	116	32,839	—	32,955
Stock-based compensation expense	—	—	—	—	227,091	—	227,091
Balance as of December 31, 2011	5,000,000	$5,000	36,709,706	$36,710	$91,111,640	$(102,576,581)	$(11,423,231)

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(5,025,182)	$(5,986,290)
Income from discontinued operations	158,366	482,530
Loss from continuing operations	(5,183,548)	(6,468,820)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	385,031	426,670
Stock-based compensation expense	227,091	164,371
Changes in operating assets and liabilities:
Account receivable, net	(6,937)	(17,738)
Federal grant receivable	117,946	(117,946)
Inventory	10,091	581
Prepaid expenses and other current assets	48,962	(8,915)
Accounts payable	(140,341)	188,206
Accrued expenses	(260,658)	161,447
Deferred revenue	308,892	408,161
Net cash used in operating activities of discontinued operations	(5,873)	(476,278)
Net cash used in operating activities	(4,499,344)	(5,740,261)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(4,418)	(95,409)
Net cash provided by investing activities of discontinued operations	200,000	––
Net cash provided by (used in) investing activities	195,582	(95,409)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	2,000,000	4,000,000
Proceeds from registered direct offering of common stock	––	5,250,002
Registered direct offering costs	––	(365,328)
Proceeds from exercises of employee stock options	––	338
Proceeds from employee stock purchase plan	32,955	43,439
Net cash provided by financing activities	2,032,955	8,928,451
Net increase (decrease) in cash and equivalents	(2,270,807)	3,092,781
Cash and cash equivalents, beginning of period	3,999,029	906,248
Cash and cash equivalents, end of period	$1,728,222	$3,999,029
Supplemental disclosures of cash flow information:
Cash paid for interest	$357,500	$263,651

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

Note 1—Company Overview

Interleukin Genetics, Inc. (“Interleukin” or “the Company”) is focused on developing and commercializing personalized health products that can help individuals improve and maintain their health through preventive measures. It uses functional genomics to help in the development of risk assessment tests based on the genetic variations in people. Interleukin has commercialized genetic tests for periodontal disease risk assessment, cardiovascular risk assessment, general nutrition assessment, weight management and bone health.

The Company’s current development programs focus on commercializing its weight management and periodontal genetic risk assessment tests.

Note 2—Operating Matters, Liquidity and Going Concern

The Company has experienced net operating losses since its inception through December 31, 2011. During the last two fiscal years such losses totaled $11.0 million contributing to an accumulated deficit of $102.6 million as of December 31, 2011. During this same period, the Company has increased its borrowings to $13.0 million under its line of credit with Pyxis Innovations, Inc. (“Pyxis”). Management expects that its current financial resources, including $1.3 million available under its credit facility with Pyxis, are adequate to maintain current and planned operations through June 2012. All outstanding amounts under this line of credit become due on June 30, 2012.

The Company took steps in 2010 and 2011 to reduce operating costs, including manufacturing costs as well as general and administrative expenses. Cost savings were achieved through process improvements in manufacturing, reductions in personnel and the subleasing of underutilized rental space. Management believes that the current laboratory space is adequate to process high volumes of genetic tests.

The Company’s financial statements have been prepared assuming that it will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company expects to incur additional losses in 2012 and, accordingly, is dependent on finding additional sources of liquidity to fund its operations. Management’s plans include identifying sources of debt and/or equity financing, extending the due date of its existing debt, growing its sources of revenue and further reducing expenditures. However, no assurance can be given at this time as to whether management will be able to achieve these plans. If the Company is not successful in raising additional debt or equity funding, extending the due date of its existing debt, completing negotiations with commercial distribution partners or reducing expenditures, it will not be able to fund operations beyond June 30, 2012. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

The ability of the Company to realize the carrying value of its fixed assets and intangible assets is especially dependent on management’s ability to successfully execute on its plan. As noted in the preceding paragraph, the Company needs to generate additional funds in order to meet its financial obligations beyond June 30, 2012. If it is unsuccessful in doing so, the Company may not be able to realize the carrying value of its fixed assets and intangible assets.

Note 3—Discontinued Operations

In August 2006, the Company acquired the assets and business of the Alan James Group, LLC (the Alan James Group). The Alan James Group was a provider of products and services in the consumer healthcare marketplace and the acquired business primarily developed, marketed and sold nutritional products and engaged in related activities.

Prior to the opening of business on July 1, 2009, the Company and its wholly-owned subsidiary, AJG Brands, Inc. entered into an asset purchase agreement with Nutraceutical Corporation and Pep Products, Inc., a wholly-owned subsidiary of Nutraceutical Corporation, pursuant to which substantially all of the Alan James Group business and assets of AJG Brands, Inc. were sold to Pep Products, Inc. for an aggregate price of $4,572,292. The proceeds consisted of a $200,000 holdback reflected in other current assets at December 31, 2010 and $4,372,292 of cash received on July 1, 2009. The holdback, which was received on July 1, 2011, was available to satisfy potential amounts owed to the buyer pursuant to the agreement. The assets sold consisted primarily of accounts receivable, inventories, property and equipment and other assets related to the business, which primarily develops, markets and sells nutritional supplements and related products into retail consumer channels. The buyer did not assume accounts payable and accrued liabilities. At December 31, 2010, the remaining assets of the former subsidiary consisted primarily of prepaid expenses, and liabilities consisted of accruals for inventory remaining in the retail channel where the customer has the right of return.

In 2010 and 2011 we continued to reserve for estimated sales returns, discontinued items and trade promotions applicable to the non-acquired accounts resulting from our sale of substantially all of the assets of the Alan James Group business. During the quarter ended June 30, 2010 we completed an analysis of all payments made for these items since the sale occurred on July 1, 2009, including the final settlement with a large customer, and determined that the reserve should be reduced by approximately $0.5 million. In June 2011, after completing an analysis of all return activity since the time of the sale, the remaining reserve of $0.2 million was reversed. Any future amounts that may be applicable to the non-acquired accounts are expected to be minimal.

Note 4—Summary of Significant Accounting Policies

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

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of December 31, 2011 and December 31, 2010, the Company has deferred genetic test revenue of $824,845 and $505,935, respectively.

Revenue from contract research and development is recognized over the term of the contract as the Company performs its obligations under that contract (including revenue from Alticor, a related party).

In November 2010, the Company was awarded two grants totaling $473,000 by the United States Government under the Qualifying Therapeutic Discovery Project (QTDP) Program to advance the development its osteoarthritis and obesity genetic test programs. The grants reimburse the Company for expenditures made in 2009 and 2010 for these programs according to the QTDP guidelines. The Company recognized the full amount awarded under the grants as a reimbursement of research and development expenses reducing operating expenses in the 2010 statement of operations.

Sales Commissions

The Company account for sales commissions due to Amway Global under the Merchant Channel and Partner Agreement in accordance with Staff Accounting Bulletin (“SAB”) 104. Commissions are recorded as an expense at the time they become due which is at the point of sale which precedes the recognition of revenue. The cost of commissions was $951,000 and $370,000 for the years ended December 31, 2011 and 2010, respectively.

Accounts Receivable

Accounts receivable is stated at estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its commercial genetic test customers a 2% cash discount if payment is made by bank wire transfer within ten days of the invoice date.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. As the Company does not manufacture any products, no overhead costs are included in inventory. No inventory reserve is required at December 31, 2011 as all test kits are available for sale and are expected to be sold. When a kit is sold, the corresponding cost of the kit is recorded as cost of goods sold and removed from inventory.

Inventory consisted of the following at December, 2011 and 2010:

	2011	2010
Raw materials	$100,432	$110,347
Finished goods	7,325	7,502
Total inventory, net	$107,758	$117,849

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with FASB ASC 718, Compensation – Stock Compensation. The standard addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. We expense SBP awards with compensation cost for SBP transactions measured at fair value. Compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated under the Black-Scholes option pricing model. Common stock purchased pursuant to our employee stock purchase plan will be expensed based upon the fair market value in excess of purchase price.

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

Significant management judgment is required in determining the Company’s provision (benefit) for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of approximately $30.2 million as of December 31, 2011, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

Due to changes in Massachusetts corporate income tax regulations enacted in 2009, the Company files a combined tax return with certain Alticor affiliated entities, referred to herein as “the unitary group”. The law requires corporations with net operating loss carryforwards to go back to each year in which the loss was generated and recompute the loss as if it occurred on a consolidated basis. The Company was required to include data from the newly formed unitary group as if the unitary group was in place during the loss years. As a result, the losses generated by the Company were eliminated through this required computation. The Company estimates that the combined filing will have no impact on the Company's financial condition, results of operations and cash flows.

The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the years ended December 31, 2011 and 2010.

Research and Development

Research and development costs are expensed as incurred.

Advertising Expense

Advertising costs are expensed as incurred. During the years ended December 31, 2011 and 2010 advertising expense was $33,000 and $19,000, respectively.

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

	As of December 31,
	2011	2010
Stock options	2,228,067	1,611,267
Warrants	2,150,000	2,150,000
Convertible preferred stock	28,160,200	28,160,200
Convertible debt	2,289,418	1,937,200
Total	34,827,685	33,858,667

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During the years ended December 31, 2011 and 2010, there were no items other than net loss included in the determination of comprehensive loss.

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

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2011, its concentration of credit risk related to cash and cash equivalents was not significant. Cash and cash equivalents are available on demand and at times may be in excess of FDIC insurance limits.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the estimated useful life of the asset, or the remaining term of the lease, whichever is shorter.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Any write-downs, based on fair value, are to be treated as permanent reductions in the carrying amount of the assets. The Company determined that no impairment existed related to the Company’s long-lived assets at December 31, 2011 and 2010.

Segment Reporting

As of December 31, 2011 and 2010, the Company has one segment, the genetic test business. The Company develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive measures. The Company’s principal operations and markets are located in the United States.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. In 2011, the Company concluded that patent related legal costs, which had previously been classified with research and development expenses, should be classified as selling, general and administrative expenses. For the year ended December 31, 2010, these costs amounted to $512,000. Such reclassification had no impact on the Company’s reported results of operations.

Recent Accounting Pronouncements

No new updates or other guidance issued to date by the FASB in 2011 are expected to have a material impact on the Company’s financial statements.

Note 5—Strategic Alliance with Alticor Inc. (A Related Party)

Since March 2003, the Company has maintained a broad strategic alliance with several affiliates of the Alticor family of companies, a related party through its role as both significant shareholder and lender to the Company, to develop and market novel nutritional and skin care products. The alliance initially included an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations.

On October 20, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”) a subsidiary of Alticor Inc. Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. We paid Amway Global $951,000 and $370,000 in commissions for the years ended December 31, 2011 and 2010, respectively, representing a percentage of net sales to their customers. The Company expenses commissions owed to Amway Global at the point of sale with the customer.

On April 15, 2011, the Company entered into a contract services agreement with Alticor Corporate Enterprises Inc. and Amway International Inc. (collectively, “Alticor”). Pursuant to this agreement, the Company provided marketing, promotional and training services to Alticor in connection with its marketing of the Company’s weight management genetic test. Upon execution of the agreement on April 15, 2011, the agreement received retroactive effect as of October 15, 2010 and expired on October 14, 2011 and has not been renewed. The Company received approximately $143,000 for its services under the agreement.

Note 6—Convertible Debt

On August 17, 2006, our existing credit facility with Pyxis was amended to provide the Company with access to approximately $14.3 million of additional working capital borrowings at any time prior to August 17, 2008. Any amounts borrowed thereunder bear interest at the prime rate and require quarterly interest payments. The principal amount of any borrowing under this credit facility is convertible at Pyxis’ election into a maximum of 2,533,234 shares of common stock, reflecting a conversion price of $5.6783 per share.

This credit facility has been modified several times, most recently on September 30, 2010, to extend the availability of borrowings until June 30, 2012. In addition, the due date was extended from August 16, 2011 to June 30, 2012. As of December 31, 2011, there was $13,000,000 in principal outstanding under the credit facility leaving $1,316,255 of available credit.

The fair value of convertible debt is estimated to be approximately $1.6 million at December 31, 2011.

Note 7—Fixed Assets

The useful lives and balances of fixed assets at December 31, 2011 and 2010 consisted of the following:

	Useful Life	2011	2010
Computer software, computer equipment and office equipment	3 years	$314,717	$350,822
Laboratory equipment	5 years	1,220,770	1,370,641
Furniture and fixtures	5 years	40,349	40,349
Leasehold improvements	5 years	303,258	303,258
Website development	3 years	270,678	270,678
Equipment under capital leases	3 to 5 years	22,920	22,920
		2,172,692	2,358,668
Less — Accumulated depreciation and amortization		(1,883,681)	(1,804,496)
Total		$289,011	$554,172

Depreciation and amortization expense was $269,578 and $311,217, for the years ended December 31, 2011 and 2010, respectively.

Note 8—Intangible Assets

Intangible assets at December 31, 2011 and 2010 consisted of the following:

	2011	2010

Patent costs	$1,154,523	$1,154,523
Less — Accumulated amortization	(639,939)	(524,486)
Total	$514,584	$630,037

Patent amortization expense was $115,453 for the years ended December 31, 2011 and 2010, respectively.

Patent costs which are being amortized on a straight-line basis over a 10-year life, are scheduled to amortize as follows:

Year ending December 31,
2012	115,453
2013	109,266
2014	94,100
2015	77,656
2016	61,119
2017	42,229
2018	14,761
$514,584

Note 9—Accrued Expenses

Accrued expenses at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Payroll and vacation	$112,121	$113,597
Other	70,437	329,658
Total accrued expenses of continuing operations	182,597	443,255
Total accrued expenses of discontinued operations	––	164,241
Total accrued expenses	$182,597	$607,496

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

Employment Agreements

On February 14, 2011, the Company entered into an employment agreement with Lewis H. Bender, its Chief Executive Officer. The agreement replaced and superseded the employment agreement between the Company and Mr. Bender that expired by its terms on January 22, 2011. The agreement has an initial term of one year and is automatically renewable for successive one year periods unless at least 90 days prior notice is given by either the Company or Mr. Bender. The agreement automatically renewed for a one year period on February 14, 2012. The agreement also provides that Mr. Bender will serve as a member of the Company’s Board of Directors for as long as he serves as the Company’s Chief Executive Officer, subject to any required approval of the Company’s shareholders.

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

Operating Leases

The Company leases its office and laboratory space under a non-cancelable operating lease expiring on March 31, 2014. On May 24, 2010, the Company completed a sublease of approximately 6,000 square feet of office and laboratory space which successfully reduced our total space operating costs. The sublease expires on March 31, 2013 and has a one year renewal option. A loss on the sublease of $51,044 was recognized in 2010.

Future minimum lease commitments under lease agreements with initial or remaining terms of one year or more at December 31, 2011, are as follows:

Year Ending December 31,	Master Space Lease	Sublease	Net Master Space Lease	Office Equipment	Total Payments, Net

2012	$463,128	$(130,739)	$332,389	$6,336	$338,725
2013	472,623	(33,061)	439,562	6,336	445,898
2014	118,749	—	118,749	6,336	125,085
Thereafter	—	—	—	1,056	1,056
	$1,054,500	$(163,800)	$890,700	$20,064	$910,764

Rent expense was $324,900 and $412,740 for the years ended December 31, 2011 and 2010, respectively.

Note 11—Capital Stock

Authorized Preferred and Common Stock

At December 31, 2011, the Company had authorized 6,000,000 shares of $0.001 par value Series A Preferred Stock, of which 5,000,000 were issued and outstanding. At December 31, 2011, the Company had authorized 100,000,000 shares of $0.001 par value common stock of which 74,033,669 shares were outstanding or reserved for issuance. Of those, 36,709,706 shares were outstanding; 28,160,200 shares were reserved for the conversion of Series A Preferred to common stock; 2,289,418 shares were reserved for the conversion of the $13,000,000 of debt outstanding under the credit facility with Pyxis; 4,440,380 shares were reserved for the potential exercise of authorized and outstanding stock options; 400,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $2.50 per share which are exercisable currently until the expiration date of August 9, 2012; 1,750,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $1.30 per share which are exercisable currently until the expiration date of March 5, 2015; 52,161 shares were reserved for the potential exercise of rights held under the Employee Stock Purchase Plan; and 231,804 shares were reserved for the issuance upon the conversion of convertible notes that may be issued to Pyxis under the existing credit facility.

On March 5, 2010, the Company entered into a definitive agreement with institutional investors to sell $5.3 million of securities in a registered direct offering. The investors purchased an aggregate of 4,375,002 units for $1.20 per unit, with each unit consisting of a share of common stock and a warrant to purchase 0.40 of a share of common stock. The warrants are exercisable at $1.30 per share and expire five years from the date of issuance. No warrants had been exercised as of December 31, 2011. Net proceeds to the Company after fees and expenses were approximately $4.9 million.

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its common stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such share for each share of Series A Preferred Stock then held by them. The liquidation preference at December 31, 2011 was $18,000,000. After receiving this amount, the holders of the Series A Preferred Stock shall participate on an as-converted basis with the holders of common stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of December 31, 2011, the Series A Preferred Stock was convertible into 28,160,200 shares of common stock reflecting a current conversion price of $0.3196 per share.

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

In June 2004, the Company’s shareholders approved the adoption of the 2004 Employee Stock Compensation Plan (the 2004 Plan). The 2004 Plan provides for the award of nonqualified and incentive stock options, restricted stock, and stock awards to employees, directors, officers, and consultants of the Company. A total of 4,000,000 shares of the Company’s common stock have been reserved for award under the 2004 Plan of which 2,212,313 were available for future issuance at December 31, 2011. At the Company’s 2011 annual meeting held on June 16, 2011, stockholders approved an amendment to the 2004 Employee, Director and Consultant Stock Plan increasing the aggregate number of shares of common stock which may be offered under the plan by an additional 2,000,000 shares. During the year ended December 31, 2011, the Company granted stock options under the 2004 Employee, Director & Consultant Stock Plan. The 2000 Employee Stock Compensation Plan expired in June 2010 and the 2004 Employee, Director & Consultant Stock Plan is the only remaining plan under which share-based payments may be granted.

Stock option grants

It is the Company’s policy to grant stock options with an exercise price equal to the fair market value of the Company’s common stock at the grant date. Historically, the majority of the Company’s stock options have been granted in connection with the employee’s start date with the Company. In addition, the Company may grant stock options in recognition of promotion and/or performance.

Nonqualified and incentive stock options with a life of 10 years are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Options generally vest ratably over a period of three to five years based upon continuous service.

For purposes of determining the stock-based compensation expense for stock option awards in 2011 and 2010, the Black-Scholes option-pricing model was used with the following weighted-average assumptions:

43

	2011	2010
Risk-free interest rate	2.04%	2.36%
Expected life	5.73 years	5.73 years
Expected volatility	123.40%	126.39%
Dividend yield	0%	0%

Using these assumptions, the weighted average grant date fair value of options granted in 2011 and 2010 was $0.30 and $0.70, respectively.

Restricted Stock Awards

Holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. Recipients of restricted stock awards are generally not required to pay any consideration to the Company for these restricted stock awards. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period. During each of the years ended December 31, 2011 and 2010 the Company granted restricted stock awards of 0 and 10,000 shares, respectively.

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are deemed to be compensatory because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the years ended December 31, 2011 and 2010, employees purchased 114,907 and 106,062 shares, respectively, of common stock at a weighted-average purchase price of $0.29 and $0.41, respectively, while the weighted-average fair value was $0.34 and $0.48 per share, respectively.The following table details stock option and restricted stock activity for the years ended December 31, 2011 and 2010:

	2011		2010
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of period	1,611,267	$1.54	1,578,917	$2.07
Granted	810,000	0.34	323,500	0.77
Exercised	(2,500)	0.00	(1,300)	0.02
Forfeited/Expired	(190,700)	1.21	(289,850)	3.58
Outstanding, end of period	2,228,067	$1.14	1,611,267	$1.54
Exercisable, end of period	1,099,817	$1.72	939,787	$2.01

The following table details further information regarding stock options and restricted stock outstanding and exercisable at December 31, 2011:

	Stock Options/Restricted Stock Outstanding			Stock Options/restricted Stock Exercisable
Range of Exercise Price:	Shares	Weighted Avg. remaining contractual life (years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$0.01–$1.00	1,298,800	8.45	$0.46	419,300	$0.57
$1.01–$2.00	667,100	5.82	1.16	418,350	1.18
$2.01–$3.00	––	––	––	––	––
$3.01–$4.00	47,667	3.04	3.67	47,667	3.67
$4.01–$5.00	214,500	2.03	4.61	214,500	4.61
	2,228,067	6.93	$1.14	1,099,817	$1.72
Aggregate intrinsic value	$1,463			$0

The aggregate intrinsic value in the preceding table is based on the last reported price at which the Company’s common stock traded on December 31, 2011, of $0.195.

The following table summarizes the status of the Company’s non-vested options for the years ended December 31, 2011 and 2010:

	2011		2010
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Non-vested options, beginning of year	671,500	$0.89	591,850	$0.94
Granted	810,000	0.34	323,500	0.77
Vested	(330,050)	0.69	(176,350)	0.87
Forfeited	(23,200)	1.21	(67,500)	0.81
Non-vested options, end of year	1,128,250	$0.57	671,500	$0.89

Total cost for stock-based compensation arrangements is as follows:

	Year Ended December 31,
	2011	2010
Stock option grants beginning of period	$139,272	$59,036
Stock-based arrangements during the period:
Stock option grants	79,897	96,014
Restricted stock issued:
Employee stock purchase plan	5,647	7,539
Director agreements	2,275	1,782
	$227,091	$164,371

As of December 31, 2011 and 2010, there was approximately $251,187 and $318,471, respectively, of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of approximately 1.2 years.

Note 13—Employee Benefit Plan

The Company sponsors a profit sharing plan covering substantially all of its employees. The profit sharing plan allows for pre-tax employee contributions. The Company may, at the discretion of the Board of Directors, match a portion of the participant contributions. The Company currently contributes 25% of any amount employees contribute, up to a maximum of $1,500 per participant per calendar year. Company contributions vest over a period of five years based on the participant’s initial service date with the Company. During the years ended December 31, 2011 and 2010, $13,653 and $13,417, respectively, was contributed by the Company to the plan.

Note 14—Income Taxes

For the years ended December 31, 2011 and 2010, the Company recorded no tax provision or benefit. While the Company has incurred losses from operations it has not recorded an income tax benefit for 2011 or 2010 as it has recorded a valuation allowance against net operating losses and other net deferred tax assets due to uncertainties related to the realizability of these tax assets.

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted federal and state tax rates in effect for the year in which the differences are expected to reverse. As of December 31, 2011 and 2010, the approximate income tax effect of the Company’s deferred tax assets (liabilities) consisted of the following:

45

	2011	2010
Deferred tax asset:
Tax effect of:
Net operating loss carryforwards	$27,804,000	$26,177,000
Accrued expenses	25,000	149,000
Amortization of definite lived intangible assets	16,000	17,000
Non-qualified stock option compensation	193,000	205,000
Depreciation	108,000	123,000
Other	82,000	1,000
Patents	(175,000)	(214,000)
Research tax credit carryforwards	2,121,000	2,010,000
Total deferred tax assets	30,174,000	28,468,000
Valuation allowance	(30,174,000)	(28,468,000)
Net deferred tax assets	$-	$-

As of December 31, 2011, the Company had gross net operating loss (NOL) and research tax credit carryforwards of approximately $84.3 million and $1.5 million, respectively, for federal income tax purposes, expiring in varying amounts through the year 2031. Of the $84.3 million NOL loss carryforward, $2.5 million relates to stock-based compensation and has not been reflected in the deferred taxes and when the benefit of these losses, if any, is realized, the result is a credit to additional paid in capital as a component of stockholders’ deficit.

As of December 31, 2011, the Company had a research tax credit carryforward of approximately $.9 million for state income tax purposes, expiring in varying amounts through the year 2026.

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

The provision for income taxes differs from the federal statutory rate due to the following:

	2011	2010
Tax at statutory rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	0.0	0.0
Research and development credit	(2.6)	(3.1)
Share based payment expense	0.8	0.8
Other	(1.8)	(.03)
Change in valuation allowance	34.0	36.6
Effective tax rate	0.0%	0.0%

Note 15—Risks and Uncertainties

The Company develops genetic risk assessment tests and performs research for its own benefit. As of December 31, 2011, the Company has introduced four genetic risk assessment tests commercially. Commercial success of the Company’s genetic risk assessment tests will depend on their success as scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partner.

Research in the field of disease predisposing genes and genetic markers is intense and highly competitive. The Company has many competitors in the United States and abroad that have considerably greater financial, technical, marketing, and other resources available. If the Company does not discover disease predisposing genes or genetic markers and develop risk assessment tests and launch such services or products before its competitors, then the potential for significant revenues may be reduced or eliminated. During the years ended December 31, 2011 and 2010, we had one significant customer, Alticor, our principal shareholder that accounted for approximately 68% and 37%, respectively of our revenues from operations. In addition, in the same years, approximately 66% and 31%, respectively, of the Company’s revenue came from sales through the Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor.

As disclosed in Note 2, the Company has continued to experience operating losses and its debt agreement with Pyxis is scheduled to mature on June 30, 2012 at which time the loan balance becomes due. Management has taken steps to address its liquidity needs and to improve operating results; however, there can be no assurance that these steps will be sufficient to permit the Company to continue in existence through 2012. The ability of the Company to realize the carrying value of its fixed assets and intangible assets depends on management being successful in executing on its plans to raise funds through either the issuance of debt or equity, defer the due date of existing debt, generate additional revenue and reduce expenses. No assurance can be given that the Company will be able to achieve these plans.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated by reference from the relevant discussions in our Proxy Statement for the 2012 Annual Meeting of Stockholders under the captions “Management and Corporation Governance, “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and “Code of Conduct and Ethics.”

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference from the relevant discussions in our Proxy Statement for the 2012 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference from the relevant discussions in our Proxy Statement for the 2012 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference from the relevant discussions in our Proxy Statement for the 2012 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions” and “Management and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference from the relevant discussions in our Proxy Statement for the 2012 Annual Meeting of Stockholders under the proposal entitled “Ratification of Appointment of Independent Public Accountants.”

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

Exhibit No.	Identification of Exhibit
3.1	Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 28, 2000 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
3.2	Amended and Restated Bylaws of the Company dated July 24, 2008 (incorporated by reference to the Current Report on Form 8-K filed on July 28, 2008)
3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Delaware Secretary of State on March 5, 2003 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
3.4	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on August 5, 2003 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 12, 2003)
3.5	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on June 21, 2007 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007)
4.1	Form of Stock Certificate representing Common Stock, $0.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
4.2	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 7, 2002)
4.3	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 5, 2010)

Leases
10.1	Commercial Lease Agreement between the Company and Clematis LLC dated February 13, 2004 (incorporated herein by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K filed on March 29, 2004)
10.2	Sublease Agreement between the Company and Kala Pharmaceuticals, Inc. dated April 12, 2010 (incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on March 24, 2011)

Equity Compensation Plans
10.3@	2000 Employee Stock Compensation Plan for the Company (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.3.1@	Form of Nonqualified Stock Option Agreement under the 2000 Employee Stock Compensation Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)

Exhibit No.	Identification of Exhibit
10.3.2@	Form of Incentive Stock Option Agreement under the 2000 Employee Stock Compensation Plan (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.4@	Interleukin Genetics, Inc. 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on April 29, 2011)
10.4.1@	Form of Nonqualified Stock Option Agreement under the 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Exhibit 10.5.1 of the Company’s Annual Report on Form 10-K filed March 25, 2010)
10.4.2@

Form of Incentive Stock Option Agreement under the 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Exhibit 10.5.2 of the Company’s Annual Report on Form 10-K filed March 25, 2010)

Agreements with Executive Officers and Directors
10.5@	Employment Agreement dated November 12, 2008 between the Company and Kenneth S. Kornman (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008)
10.6@	Employment Agreement dated February 14, 2011 between the Company and Lewis H. Bender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 16, 2011)
10.7@	Employment agreement dated April 30, 2008 between the Company and Eliot M. Lurier (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2008)
10.8@	Form of Director Indemnity Agreement dated March 5, 2003 (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.9@	Director Compensation Policy dated April 29, 2010 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2010)

Agreements with respect to Financings and Rights of Stockholders
10.10	Registration Rights Agreement dated August 9, 2002 (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 7, 2002)
10.11	Security Agreement between the Company and Pyxis Innovations Inc., dated October 23, 2002 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 28, 2002)
10.11.1	Amendment No. 2 to the Security Agreement between the Company and Pyxis Innovations Inc., dated March 5, 2003 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.12	Registration Rights Agreement between the Company and Pyxis Innovations Inc. dated March 5, 2003 (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.13	Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated March 5, 2003 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.13.1	Amendment No. 1 to Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated May 20, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 30, 2003)
10.13.2	Second Amendment to Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated February 28, 2005 (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed on April 26, 2005)
10.14	Stock Purchase Agreement Between the Company and Pyxis Innovations Inc. dated August 17, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed on October 31, 2006)
10.15.1	Form of Promissory Note (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K/A filed on October 31, 2006)

Exhibit No.	Identification of Exhibit
10.15.2	Form of Amended and Restated Promissory Note under credit facility with Pyxis Innovations, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 5, 2010)
10.15.3	Form of (new) Promissory Note under credit facility with Pyxis Innovations Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 5, 2010)
10.16	Amended and Restated Note Purchase Agreement between the Company and Pyxis Innovations Inc. dated March 10, 2009 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on March 13, 2009)
10.16.1	First Amendment, dated August 10, 2009, to Amended and Restated Note Purchase Agreement dated March 10, 2009, by and between the Company and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2009)
10.16.2	Second Amendment, dated February 1, 2010, to Amended and Restated Note Purchase Agreement by and between the Company and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K filed on February 2, 2010)
10.16.3	Third Amendment, dated September 30, 2010, to Amended and Restated Note Purchase Agreement by and between the Company and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 4, 2010)

Agreements with respect to Collaborations, Licenses and Research and Development
10.17	Exclusive License Agreement between the Company and Access Business Group dated March 5, 2003 (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.17.1	First Amendment to License Agreement by and between the Company and Access Business Group International, LLC, dated September 1, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008)
10.18+	Non-exclusive License Agreement by and between the Company and OralDNA Labs, Inc., dated August 12, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008)
10.19+	Research and License Agreement by and between the Company and Geisinger Health System dated September 16, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008)
10.20	Merchant Network and Channel Partner Agreement dated October 26, 2009 by and between the Company and Amway Corp. (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on March 25, 2010)
10.21	Contract Services Agreement dated October 15, 2010by and between the Company, Alticor Corporate Enterprises, Inc. and Amway International, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011)

Consents, Certifications and Other Exhibits
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101**	The following materials from Interleukin Genetics Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Deficit, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text.

*	Filed herewith.

+	The Securities and Exchange Commission with respect to certain portions of this exhibit has previously granted confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

@	Management contract or compensatory plan, contract or arrangement.

**	Users of XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLEUKIN GENETICS, INC.
By:	/s/ Lewis H. Bender
Lewis H. Bender
Chief Executive Officer

Date: March 29, 2012

Pursuant to the requirements of with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signatures	Title	Date Signed

/s/ Lewis H. Bender	Chief Executive Officer, Director	March 29, 2012
Lewis H. Bender	(Principal Executive Officer)

/s/ Eliot M. Lurier	Chief Financial Officer	March 29, 2012
Eliot M. Lurier	(Principal Financial and Accounting Officer)

/s/ James Weaver	Chairman of the Board of Directors	March 29, 2012
James Weaver

/s/ Mary E. Chowning	Director	March 29, 2012
Mary E. Chowning

/s/ Roger c. colman	Director	March 29, 2012
Roger C. Colman

/s/ Thomas R. Curran Jr.	Director	March 29, 2012
Thomas R. Curran Jr.

/s/ Catherine Ehrenberger	Director	March 29, 2012
Catherine Ehrenberger

/s/ William C. Mills III	Director	March 29, 2012
William C. Mills III

