Form 10-K/A
period 2011-12-31
INTERLEUKIN GENETICS INC
filed 2012-04-30
CIK 1037649

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

As of April 15, 2012 there were 36,761,864 shares of the registrant’s Common Stock and 5,000,000 shares of the registrant’s Series A Preferred Stock, issued and outstanding.

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Interleukin Genetics, Inc. (the “Registrant”) for the year ended December 31, 2011 as filed on March 29, 2012 (the “Original Form 10-K”) is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15(a)(3) of Part IV, no other information included in the Original Form 10-K is amended or changed by this Amendment.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains or incorporates certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words or phrases such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “likely,” “outlook,” or similar words or expressions or the negatives of such words or expressions are intended to identify forward-looking statements. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in Item 1A “Risk Factors” in the Original Form 10-K, as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Given these risks and uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered as statements of fact. All information set forth in this Amendment is as of the date of filing this Amendment and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

SMALLER REPORTING COMPANY – SCALED DISCLOSURE

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies.”

2

INTERLEUKIN GENETICS, INC.

FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2011

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT AND CORPORATE GOVERNANCE

The Board of Directors and Management

We are managed under the direction of our Board of Directors. Our Board of Directors currently consists of seven directors. Pursuant to our charter, the holders of shares of our Series A Preferred Stock are entitled to elect up to four directors to our Board of Directors (the “Series A Directors”), who are not apportioned among classes. Each of the Series A Directors is nominated and elected by Pyxis Innovations Inc., as the sole holder of shares of our Series A Preferred Stock. James M. Weaver, Roger C. Colman, Thomas R. Curran and Catherine R. Ehrenberger are our current Series A Directors. Our Board of Directors currently includes three directors who are not Series A Directors and who are classified into three classes as follows: (1) Mary E. Chowning serves as a Class III director with a term ending at this annual meeting, (2) William C. Mills III, serves as a Class I director with a term ending at the 2013 annual meeting, and (3) Lewis H. Bender serves as a Class II director with a term ending at the 2014 annual meeting.

Set forth below are the names of our director nominee as well as our directors whose terms do not expire this year and our executive officers, their ages, their position in the company, their principal occupations or employment for at least the past five years, the length of their tenure as directors and, for our directors, the names of other public companies in which they hold or heave held directorships during the past five years.

Name	Age	Position with the Company
Lewis H. Bender	53	Director, Chief Executive Officer
Kenneth S. Kornman, DDS, Ph.D.	63	President, Chief Scientific Officer
Eliot M. Lurier	54	Chief Financial Officer & Treasurer
James M. Weaver	48	Director and Chairman of the Board (Series A Director)
Mary E. Chowning(1)(2)	50	Director
Roger C. Colman (2)(3)	58	Director (Series A Director)
Thomas R. Curran, Jr.(1)(3)	53	Director (Series A Director)
Catherine R. Ehrenberger(2)	53	Director (Series A Director)
William C Mills III(1)(3)	56	Director

(1)	Member of our Audit Committee
(2)	Member of our Nominating Committee
(3)	Member of our Compensation Committee

LEWIS H. BENDER has been our Chief Executive Officer since January 2008, and became a Director in July 2008. Prior to joining us and since 1993, he worked in various capacities at Emisphere Technologies, Inc., a biopharmaceutical company that develops oral forms of injectable drugs. Those positions included Chief Technology Officer from May 2007 to January 2008, President and Interim Chief Executive Officer from January 2007 to May 2007, Member of the Office of the President from 2002 to January 2007, Senior Vice President of Business Development from 1997 to 2007, Vice President of Business Development from 1995 to 1997 and Director of Business Development from 1993 to 1995. Prior to joining Emisphere Technologies, Inc., he worked as a Production Planning Specialist at F. Hoffmann La-Roche AG, a Product Manager at Métaux Précieux SA Metalor and in various managerial capacities at Handy and Harman. Mr. Bender earned an MBA from the University of Pennsylvania’s Wharton School of Business, an MA in International Studies from the University of Pennsylvania’s School of Arts and Sciences and an MS and a BS in Chemical Engineering from Massachusetts Institute of Technology. Our Board of Directors has concluded that Mr. Bender should serve as a director as of the date of this report because of his prior executive management experience and his knowledge of business development within the biotechnology industry. Mr. Bender has not served on any other public company boards in the past 5 years.

KENNETH S. KORNMAN, DDS, Ph.D. is our co-founder, President and Chief Scientific Officer. He was a member of our Board of Directors from August 2006 through April 2010. Prior to founding the Company in 1986, Dr. Kornman was a Department Chairman and Professor at The University of Texas Health Center at San Antonio. He has also been a consultant and scientific researcher for many major oral care and pharmaceutical companies. Dr. Kornman currently holds an academic appointment at Harvard University. He holds multiple patents in the pharmaceutical area, has published three books and more than 100 scientific papers and has lectured and consulted worldwide on the transfer of technology to clinical practice. Dr. Kornman also holds an MS (Periodontics) and Ph.D. (Microbiology-Immunology) from the University of Michigan.

ELIOT M. LURIER has been our Chief Financial Officer since April 2008. He became Treasurer in July 2008. Prior to joining the Company and since April 2005, Mr. Lurier was Vice President, Finance and Administration and Chief Financial Officer of Nucryst Pharmaceuticals, where he assisted in its initial public offering and was responsible for the company’s reporting to the Securities and Exchange Commission and the implementation of Sarbanes-Oxley requirements. From April 2004 to March 2005, Mr. Lurier served as Chief Financial Officer and Chief Operating Officer for Bridge Pharmaceuticals, Inc., where he established financial policies for managing business operations. From 1983 to 2004, Mr. Lurier held a number of senior-level financial positions, including Chief Financial Officer of Admetric Biochem, Inc., and Chief Financial Officer, Treasurer and Vice President of Finance of Ascent Pediatrics, Inc. From 1981 to 1983, Mr. Lurier was an auditor at Coopers and Lybrand in Boston, MA. He earned a B.S. in Accounting from Syracuse University in 1980 and is a Certified Public Accounting in Massachusetts.

JAMES M. WEAVER joined the Board of Directors in July 2007 and was appointed Chairman of the Board in September 2007. He is Vice President of Alticor Corporate Enterprises, a member of the Alticor Inc. family of companies, which is engaged in the principal business of offering products, business opportunities, and manufacturing and logistics services in more than 80 countries and territories worldwide. In this role, Mr. Weaver is responsible for managing the current portfolio of Alticor’s companies and directs its acquisition and growth. Prior to joining Alticor, Mr. Weaver worked for X-Rite Inc. where he held various leadership positions, including Senior Vice President and General Manager, Vice President of marketing and software development, Vice President of marketing and product development, as well as lead executive on several acquisitions. Mr. Weaver also founded and held the position of President and Chief Executive Officer of Bold Furniture Inc, and has held various leadership positions at Steelcase Inc. and Bissell Inc. Mr. Weaver received a Bachelor’s degree in general studies from the University of Michigan in Ann Arbor and serves on several non-profit and private company boards. Our Board of Directors has concluded that Mr. Weaver should serve as a director as of the date of this report because of his prior senior management experience and judgment and his extensive sales and marketing experience in the consumer product industry. Mr. Weaver has not served on any other public company boards in the past 5 years.

MARY E. CHOWNING joined the Board of Directors in July 2008. Since January 2012 she has served as Chief Financial Officer of Metagenics Incorporated, an affiliate of Alticor Inc. Ms. Chowning served as President of the McCue Corporation from January 2010 to November 2011. From May 2008 to December 2009 Ms. Chowning was the managing partner of Colonnade Consulting LLC. Ms. Chowning served as Vice President, Chief Financial Officer and Secretary of X-Rite Inc., from July 2003 to July 2006. Ms. Chowning served as an Executive Vice President, Chief Financial Officer and Secretary of X-Rite Inc., from July 2006 to March 2008 and also served as its Principal Accounting Officer from July 2003 to March 2008. Ms. Chowning retired from X-Rite Inc. in April 2008. Prior to X-Rite, she co-founded the Wind River group of companies and served as its Managing Member, as well as its Chief Financial Officer for four years. Ms. Chowning began her career with Arthur Andersen LLP and spent 14 years in Public Accounting where she served in various positions of increasing responsibility with public and private clients in manufacturing, consumer products, technology and various service industries. She was made a Partner in the firm in 1996. Ms. Chowning is a graduate of the University of California where she holds a Bachelor of Arts in Economics. She is a Certified Public Accountant in California and a member of the American Institute of Certified Public Accountants. Our Board of Directors has concluded that Ms. Chowning should serve as a director as of the date of this report because of her prior executive management experience, judgment, public company experience and financial expertise. Ms. Chowning has not served on any other public company boards in the past 5 years.

ROGER C. COLMAN joined the Board of Directors in March 2011. Mr. Colman is Vice President of Corporate Development for Alticor Corporate Enterprises a member of the Alticor family of companies. He joined Alticor in 1994 from Readi-Bake, Inc., where he held positions as an operations and distribution executive. Mr. Colman earned a Bachelor of Science degree and a Master’s of Business Administration degree from Grand Valley State University in Allendale, Michigan. Our Board of Directors has concluded that Mr. Colman should serve as a director as of the date of this report because of his prior executive management experience, including assisting Amway affiliate operations in over 30 countries in diverse roles which included business process improvement and strategic planning, and prior experience serving on corporate boards. Mr. Colman has not served on any other public company boards in the past 5 years.

THOMAS R. CURRAN, JR. joined the Board of Directors as a Series A Director in March 2003. In addition to his role as director, he served as our Interim Chief Executive Officer from July 2007 through January 2008. Mr. Curran is employed as the Director of Portfolio Management for Alticor Corporate Enterprises and Vice President of Business Development for Metagenics Inc. Mr. Curran served as Associate General Counsel/Corporate Development and Commercial Transactions of Alticor Inc., a company engaged in the principal business, through its affiliates, of offering products, business opportunities, and manufacturing and logistics services in more than 80 countries and territories worldwide. Concurrently, Mr. Curran also held the position of Chief Legal Officer for Access Business Group LLC, a manufacturing and distribution company and wholly owned subsidiary of Alticor Inc. Prior to joining Alticor, Mr. Curran was a partner in the law firm of Howard & Howard in Bloomfield Hills, Michigan. From 1982 to 1991, Mr. Curran worked for the Polaroid Corporation in various domestic and international financial and managerial positions. Mr. Curran holds a Bachelor of Arts from Providence College, a Master of International Management from the Thunderbird School of Global Management and a Juris Doctorate from Suffolk University Law School. Our Board of Directors has concluded that Mr. Curran should serve as a director as of the date of this report because of his prior executive management experience, public company, extensive legal and financial expertise, and judgment and knowledge of the company’s products and technology.. Mr. Curran has not served on any other public company boards in the past 5 years.

CATHERINE R. EHRENBERGER joined the Board of Directors as a Series A Director in July 2010. She is Vice President – Research & Development for Access Business Group, LLC, a wholly owned subsidiary of Alticor Inc. She joined Amway in July 2009 and leads the company’s global research efforts, as well as Amway’s division that ensures the quality of its beauty, wellness and home care products. Before joining Amway, Ms. Ehrenberger worked for Ciba Specialty Chemicals, where she was global head of the home and personal care business line and vice president of Ciba’s Specialty Chemicals U.S. Corp., splitting her time between Basel, Switzerland and High Point, North Carolina. She was a member of Ciba’s Core Leadership Team, representing the top 30 global leaders in the company, and was a member of Ciba’s NAFTA (North American Free Trade Agreement) Leadership Team. Before joining Ciba in 2000, Ms. Ehrenberger was an executive at BASF Corporation in Mt. Olive, NJ and a chemist at Stepan Company of Northfield, IL. Ms. Ehrenberger received her B.S. degree in chemistry from Elmhurst College in Elmhurst, IL. She also earned executive education certificates from Northwestern University’s Kellogg School of Management, New York University’s Stern School of Business and from Columbia University’s Executive Marketing Program. Ms. Ehrenberger currently serves on the Board of the American Cleaning Institute and is a member of the Cosmetic, Toiletries and Fragrance Association. Our Board of Directors has concluded that Ms. Ehrenberger should serve as a director as of the date of this report because of her prior executive management, technology and research and development experience with various global industries. Ms. Ehrenberger has not served on any other public company boards in the past 5 years.

WILLIAM C. MILLS III joined the Board of Directors in April 2010. He is currently an independent venture capitalist with over 30 years of experience in venture capital. From 2004 until 2009, Mr. Mills was a managing member of a management company conceived by EGS Healthcare Capital Partners to manage EGS Private Healthcare Partnership III. Earlier, Mr. Mills was a Partner in the Boston office of Advent International, a private equity and venture capital firm, for five years. At Advent, he was co-responsible for healthcare venture capital investments and focused on investments in the medical technology and biopharmaceutical sectors. Before joining Advent, Mr. Mills spent more than 11 years with the Venture Capital Fund of New England where he was a General Partner. Prior to that, he spent seven years at PaineWebber Ventures/Ampersand Ventures as Managing General Partner. Currently, he is a member of the Board of Managers of Ascension Health Ventures. Mr. Mills received his A.B. in Chemistry, cum laude, from Princeton University, his S.M. in Chemistry from the Massachusetts Institute of Technology and his M.S. in Management from MIT’s Sloan School of Management. Our Board of Directors has concluded that Mr. Mills has significant experience serving on the boards of growing companies in the medical technology and biotechnology fields. This experience, coupled with his scientific and technical expertise, provides valuable knowledge regarding the Company’s intellectual property, regulatory, and compliance activities. Mr. Mills currently serves on the Board of Directors of Stereotaxis, Inc., a publicly traded medical device company. Mr. Mills has not served on any other public company boards in the past 5 years.

Procedures by which Stockholders may Nominate Directors

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Audit Committee and Financial Experts

Our Audit Committee currently consists of Mary E. Chowning (Chair), Thomas R. Curran, Jr. and William C. Mills III. Our Audit Committee met five times during the fiscal year ended December 31, 2011. Our Audit Committee is responsible for retaining and overseeing our independent accountants, approving the services performed by them and reviewing our annual financial statements, accounting policies and our system of internal controls. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and the NYSE Amex, as such standards apply specifically to members of audit committees. The Board of Directors has determined that Ms. Chowning is an “audit committee financial expert” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. A copy of the Audit Committee’s written charter is publicly available on our website at www.ilgenetics.com.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis.

CODE OF CONDUCT AND ETHICS

We have adopted a corporate code of conduct and ethics that applies to all of our employees, including our chief executive officer and chief financial officer. The text of the corporate code of conduct and ethics is publicly available on our website at www.ilgenetics.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be posted on our website at www.ilgenetics.com or included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation awarded or paid to, accrued or earned during the fiscal years ended December 31, 2011 and 2010 by our Chief Executive Officer and our next two most highly compensated executive officers who were employed by us as of December 31, 2011. We refer to these individuals as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Lewis H. Bender	2011	$340,000	$—	$—	$138,936	$—	$—	$1,500	$480,436
Chief Executive Officer(2)	2010	$340,000	$—	$—	$79,050	$—	$—	$1,500	$420,550
Kenneth S. Kornman	2011	$360,000	$—	$—	$39,801	$—	$—	$3,296	$403,097
President and Chief Scientific Officer	2010	$360,000	$—	$9,375	$19,210	$—	$—	$3,296	$391,881
Eliot M. Lurier	2011	$244,201	$—	$—	$31,250	$—	$—	$1,500	$276,951
Chief Financial Officer (3)	2010	$225,680	$—	$—	$38,420	$—	$—	$1,500	$265,600

(1)	See Note 12 to our Financial Statements reported in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 for details as to the assumptions used to determine the fair value of the stock awards and option grants.

(2)	Amounts represent the grant date fair value of stock awards and option grants. The 2010 stock award amount for Dr. Kornman consists of the grant date fair value of 12,500 shares of our common stock valued at the closing price of $0.75 on March 31, 2010. The 2010 and 2011 option award amounts for Mr. Bender consists of the grant date fair value of options for 100,000 and 500,000 shares, granted in January 2010 and February 2011, respectively. The 2010 and 2011 option award amounts for Dr. Kornman consists of the grant date fair value of options for 30,000 and 100,000 shares granted in April 2010 and May 2011, respectively. The 2010 and 2011 option award amounts for Mr. Lurier consists of the grant date fair value of options for 60,000 and 100,000 shares granted in April 2010 and March 2011, respectively.

(3)	Mr. Bender received a $1,500 401K company contribution in 2010 and 2011, respectively. Dr. Kornman received reimbursement of $3,296 for life insurance for 2010 and 2011, respectively. Mr. Lurier received a $1,500 401K company contribution in 2010 and 2011.

Narrative Disclosure to Summary Compensation Table

The compensation paid to our named executive officers in 2009 summarized in our Summary Compensation Table above is generally determined in accordance with employment agreements that we have entered into with each of our named executive officers. The material terms of these agreements are discussed under the caption “Employment Agreements” below.

Outstanding Equity Awards at Fiscal Year-End

The following table shows stock option awards outstanding (vested and unvested) and unvested stock awards outstanding as of December 31, 2011, including both awards subject to performance conditions and non-performance-based awards, for each of the executive officers in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Lewis H. Bender	250,000	250,000	—	$1.06	1/22/2018	—	—	—	—
	100,000	—	—	$0.89	1/21/2020	—	—	—	—
	125,000	375,000	—	$0.32	2/14/2021	—	—	—	—
Kenneth S. Kornman	30,000	—	—	$0.91	3/17/2012	—	—	—	—
	30,000	—	—	$1.65	3/23/2013	—	—	—	—
	30,000	—	—	$4.70	12/11/2013	—	—	—	—
	150,000	—	—	$4.70	12/11/2013	—	—	—	—
	30,000	—	—	$3.65	12/14/2014	—	—	—	—
	15,000	10,000	—	$1.40	4/2/2018	—	—	—	—
	60,000	15,000	—	$0.48	11/12/2018	—	—	—	—
	6,000	24,000	—	$0.745	4/06/2020	—	—	—	—
	—	100,000	—	$0.46	5/06/2021	—	—	—	—
Eliot M. Lurier	24,000	16,000	—	$1.49	4/30/2018	—	—	—	—
	12,000	18,000	—	$0.27	3/13/2019	—	—	—	—
	12,000	48,000	—	$0.74	4/6/2020	—	—	—	—
	—	100,000	—	$0.36	3/23/2021	—	—	—	—

Employment Agreements

Lewis H. Bender

Effective as of January 22, 2008, we entered into a two-year employment agreement with Lewis H. Bender for the position of Chief Executive Officer that provided for automatic annual renewal terms. The agreement also provided that Mr. Bender would serve as a member of our Board of Directors for as long as he served as our Chief Executive Officer. The agreement provided for a minimum annual base salary of $340,000, a sign-on bonus of up to $35,000 payable over the first six months of employment and annual, discretionary bonuses of up to 50% of his base salary based upon our financial performance. In addition, the agreement provided for the reimbursement of Mr. Bender’s relocation and living expenses for the first twelve months of employment. Upon hire, Mr. Bender was also granted an option to purchase 500,000 shares of our common stock at an exercise price equal to $1.06, the closing price as reported on the NYSE Amex on the effective date of the agreement, which option vests in equal annual installments on the option grant date and February 1 of each of the years 2009, 2011, 2012, and 2013.

On January 21, 2010, we entered into a one-year employment agreement with Mr. Bender to continue as our Chief Executive Officer. The agreement replaced and superseded the employment agreement entered into on January 22, 2008. The agreement had an initial term of one year and was automatically renewable for successive one year periods unless at least 90 days prior notice was given by either us or Mr. Bender. The agreement also provided that Mr. Bender would serve as a member of our Board of Directors for as long as he serves as our Chief Executive Officer, subject to any required approval of our shareholders. The agreement provided for the continuation of Mr. Bender’s annual base salary of $340,000 and an annual discretionary bonus of up to 50% of base salary based upon our financial performance. Under the terms of the agreement, Mr. Bender was granted an option to purchase 100,000 shares of our common stock at an exercise price equal to $0.89 per share, the closing price as reported on the NYSE Amex, LLC on the effective date of the agreement, exercisable immediately upon grant.

On February 14, 2011, we entered into a one-year employment agreement with Mr. Bender to continue as our Chief Executive Officer. The agreement replaced and superseded the employment agreement entered into on January 21, 2010. The agreement has an initial term of one year and is automatically renewable for successive one year periods unless at least 90 days prior notice is given by either us or Mr. Bender. The agreement also provides that Mr. Bender will serve as a member of our Board of Directors for as long as he serves as our Chief Executive Officer, subject to any required approval of our shareholders.

The agreement provides for the continuation of Mr. Bender’s annual base salary of $340,000 and an annual discretionary bonus of up to 50% of base salary based upon our financial performance. Under the terms of the agreement, Mr. Bender was granted an option to purchase 500,000 shares of our common stock at an exercise price equal to $0.32 per share, the closing price as reported on the OTCQB on the effective date of the agreement. The option was immediately exercisable as to 125,000 shares upon grant and vests as to an additional 125,000 shares on each of February 14, 2012, 2013, and 2014.

The agreement is terminable by us for cause or upon thirty days prior written notice without cause and by Mr. Bender upon thirty days prior written notice for “good reason” (as defined in the agreement) or upon ninety days prior written notice without good reason. If we terminate Mr. Bender without cause or Mr. Bender terminates his employment for good reason, then we are required to pay Mr. Bender, in addition to any accrued, but unpaid compensation prior to the termination, an amount equal to six months of his base salary. If we terminate Mr. Bender without cause or Mr. Bender terminates his employment with good reason within six months after a “change of control” (as defined in the agreement), then we are required to pay Mr. Bender, in addition to any accrued, but unpaid compensation prior to the termination, an amount equal to twelve months of his base salary, and all unvested stock options will automatically vest.

The agreement also includes non-compete and non-solicitation provisions for a period of six months following the termination of Mr. Bender’s employment.

Kenneth S. Kornman, DDS, Ph.D.

On November 12, 2008, we entered into an employment agreement with Dr. Kornman, our President and Chief Scientific Officer, for a three-year term, commencing on March 31, 2009, the date his previous employment agreement expired. Effective March 31, 2012, this agreement was extended through November 30, 2012. Under this agreement, Dr. Kornman received an initial annual salary of $360,000 and is eligible to receive annual bonuses solely at the discretion of the Board of Directors. Dr. Kornman’s annual salary may be increased in the sole discretion of the Board of Directors. Under the agreement, on November 12, 2008 Dr. Kornman received a stock option to purchase 75,000 shares of common stock, at an exercise price of $0.48 per share, which was the closing price as reported on the NYSE Amex on the grant date. The option was immediately exercisable with respect to 30,000 shares and vests with respect to an additional 15,000 shares on each of March 31, 2010, 2011, and 2012. Under the agreement, Dr. Kornman is entitled to participate in employee benefit plans that we provide or may establish for the benefit of our executive management generally. In addition, while Dr. Kornman remains employed by us, we will reimburse him $3,296 annually for payment of life insurance premiums.

The agreement is terminable immediately by us with cause or upon thirty days prior written notice without cause. The agreement is terminable by Dr. Kornman upon thirty days prior written notice. If we terminate Dr. Kornman without cause or Dr. Kornman terminates his employment with good reason, then, in addition to payment of any accrued, but unpaid compensation prior to the termination, we must continue to pay his base salary and to provide health insurance benefits until the earlier of (1) expiration of the agreement or (2) twelve months. If we terminate Dr. Kornman in connection with a Cessation of our Business (as defined in the agreement), then, in addition to payment of any accrued, but unpaid compensation prior to the termination, we must continue to pay his base salary and to provide health insurance benefits until the earlier of (1) expiration of the agreement or (2) three months. The agreement also includes non-compete and non-solicitation provisions for a period of twelve months following the termination of Dr. Kornman’s employment.

On March 31, 2010, Dr. Kornman was issued 12,500 shares of restricted stock under the restricted stock agreement dated April 30, 2008. In April 2010, as part of the year-end compensation process, the Compensation Committee granted Dr. Kornman an option to purchase 30,000 shares of our common stock. This option is exercisable at $0.745 per share and vests as to 20% of the shares on each of the first five anniversaries of the date of grant.

In May 2011, the Compensation Committee granted Dr. Kornman an option to purchase 100,000 shares of our common stock. This option is exercisable at $0.46 per share and vests as to 25% of the shares on each of the first four anniversaries of the date of grant.

Eliot M. Lurier

On April 30, 2008, we entered into a one-year employment agreement with Eliot M. Lurier for the position of Chief Financial Officer. The agreement has an initial term of one year and is automatically renewable for successive one year periods unless at least 60 days prior notice is given by either us or Mr. Lurier. The agreement provides for an initial annual base salary of $217,000 which may be increased in the sole discretion of the Compensation Committee of our Board. Mr. Lurier is entitled to annual discretionary bonuses of up to 30% of his base salary in effect during the year for which the bonus relates. Bonuses will be determined by the Compensation Committee of the Board of Directors upon the suggestion of the Chief Executive Officer and will be based upon the employee’s performance and the overall performance of the Company for the year. Mr. Lurier also received a signing bonus of $15,000 after his first four months of employment. On April 30, 2008, Mr. Lurier was granted an option to purchase 40,000 shares of our common stock at an exercise price equal to $1.49, which was the closing price as reported on the NYSE Amex on the grant date. The option vests in equal annual installments of 8,000 shares on each of the first five anniversaries of the grant date.

The agreement is terminable immediately by us with cause or upon thirty days prior written notice if without cause. The agreement is terminable by Mr. Lurier upon thirty days prior written notice. If we terminate Mr. Lurier without cause and at any time following the three-month anniversary of April 30, 2008, then we will pay Mr. Lurier, in addition to any accrued, but unpaid, compensation prior to the termination, an amount equal to six months of his base salary in effect at the time of the termination and six months of continued healthcare coverage, to the same extent that we provided healthcare coverage during his employment, if Mr. Lurier elects to continue participation in our health plan.

The agreement also includes non-compete and non-solicitation provisions for a period of six months following the termination of Mr. Lurier’s employment.

In April 2010, as part of the year-end compensation process, the Compensation Committee granted Mr. Lurier an option to purchase 60,000 shares of our common stock. This option is exercisable at $0.745 per share and vests as to 20% of the shares on each of the first five anniversaries of the date of grant.

In March 2011, as part of the year-end compensation process, the Compensation Committee granted Mr. Lurier an option to purchase 100,000 shares of our common stock. This option is exercisable at $0.36 per share and vests as to 25% of the shares on each of the first four anniversaries of the date of grant.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2011 to each of our non-executive directors.

Name (a)	Fiscal Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mary E. Chowning (1)	2011	$52,000	—	—	—	$52,000
William C. Mills III (1)	2011	$52,000	—	—	—	$52,000

(1)	The following table shows the total number of outstanding and vested stock options, and shares of outstanding and restricted common stock as of December 31, 2011, the last day of our fiscal year, that have been issued as director compensation.

Name	# of Stock Options Outstanding	# of Stock Options Vested	Shares of Common Stock Restricted
Mary E. Chowning	30,000	15,000	7,500
William C. Mills III	15,000	3,750	—

On April 29, 2010, our Board of Directors adopted the following policy for compensation of non-employee directors who are also not a Series A director:

•	for service as a director, an annual retainer of $20,000;

•	for service as the chair of a committee, an annual retainer of $7,500;

•	for service as a non-chair member of a committee, an annual retainer of $5,000;

•	for each Board or committee meeting attended in person, by teleconference or by video, $1,500; and

•	upon initial election or appointment to the Board, a grant of an option to purchase 15,000 shares of our common stock at an exercise price equal to the closing price of the common stock on the date of grant, with such option to vest in four equal annual installments on each of the first four anniversaries of the grant date.

In addition, all of our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending Board and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock and Series A Preferred Stock as of April 15, 2012 for (a) the executive officers named in the Summary Compensation Table of this report, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group, and (d) each stockholder known to us to beneficially own more than five percent of our common stock or Series A Preferred Stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares that may be acquired by an individual or group within 60 days following April 15, 2012 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as otherwise indicated, we believe that the stockholders named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage ownership is based on a total of 36,761,864 shares of our common stock issued and outstanding on April 15, 2012 and 5,000,000 shares of Series A Preferred Stock outstanding on April 15, 2012.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent
Common Stock
	Pyxis Innovations Inc.	37,570,825	(2)	55.7%
	7575 Fulton Street, East Ada, MI 49355
	Stephen A. Garofalo and the Stephen A. Garofalo 2010 Interleukin Grantor Retained Annuity Trust	3,233,467	(3)	8.8%
	Six Teal Court New City, NY 10956
	Lewis H. Bender	1,066,854	(4)	2.8%
	Kenneth S. Kornman, DDS, Ph.D.	1,413,293	(5)	3.8%
	Eliot M. Lurier	127,739	(6)	*
	James M. Weaver	—	(7)	*
	Mary E. Chowning	52,500	(8)	*
	Roger C. Colman	—	(7)	*
	Thomas R. Curran, Jr.	—	(7)	*
	Catherine R. Ehrenberger.	—	(7)	*
	William C. Mills III	7,500	(9)	*
	All current executive officers and directors as a Group (9 persons)	2,667,886	(10)	7.0%

Series A
Preferred Stock
	Pyxis Innovations Inc.	5,000,000		100%

*	Represents less than 1% of the issued and outstanding shares.

(1)	Unless otherwise indicated, the address for each person is our address at 135 Beaver Street, Waltham, MA 02452.

(2)	Based on a Schedule 13D/A filed on November 10, 2011 with the SEC by Pyxis Innovations Inc. and affiliated entities and the borrowing of $1.3 million on April 13, 2012 under the Company’s existing convertible credit facility. Consists of (i) 6,884,056 shares of common stock, (ii) 28,160,200 shares of common stock issuable upon conversion of 5,000,000 shares of our Series A Preferred Stock and (iii) 2,526,569 shares of common stock issuable upon conversion of outstanding convertible notes. Pyxis is a wholly-owned subsidiary of Alticor Inc. Alticor Inc. is a wholly-owned subsidiary of Solstice Holdings Inc. Solstice Holdings Inc. is a wholly-owned subsidiary of Alticor Global Holdings Inc. Pyxis holds the sole power to vote and dispose of these securities, however, Alticor Inc., Solstice Holdings Inc., and Alticor Global Holdings Inc. have the power to direct the voting and disposition of these securities held by Pyxis by virtue of their direct or indirect control of Pyxis.

(3)	Based solely on a Schedule 13G/A filed on May 4, 2010 with the SEC jointly by Stephen A. Garofalo and Judith Garofalo and Pedro Torres, Trustees of the Stephen A. Garofalo 2010 Interleukin Grantor Retained Annuity Trust (the “Trust”). Consists of (i) 864,967 shares beneficially owned by Mr. Garofalo (consisting of (A) 50,000 shares owned by Mr. Garofalo’s spouse and (B) 814,967 shares owned by First Global Technology Corp. (“First Global”)) and (ii) 2,368,500 shares beneficially owned by the Trust. Mr. Garofalo has shared voting and investment power with respect to the shares owned by his spouse and First Global. Ms. Garofalo and Mr. Torres share voting and investment power with respect to the shares owned by the Trust.

(4)	Consists of (i) 316,854 shares of common stock held by Mr. Bender and (ii) 750,000 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of May 31,2012.

(5)	Consists of (i) 142,570 shares of common stock held by Dr. Kornman, (ii) 898,723 shares of common stock held by a limited partnership of which Dr. Kornman is a general partner and (iii) 372,000 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of April 15, 2012. Dr. Kornman disclaims beneficial ownership of the shares held by the limited partnership, except to the extent of his pecuniary interest therein.

(6)	Consists of (i) 28,739 shares of common stock held by Mr. Lurier and (ii) 99,000 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of April 15, 2012.

(7)	Appointed as a Series A director by Pyxis Innovations Inc. We have been advised that this director does not, directly or indirectly, have voting or investment power over the shares of stock held by Pyxis.

(8)	Consists of (i) 30,000 shares of common stock held by Ms. Chowning and (ii) 22,500 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of April 15, 2012.

(9)	Consists of 7,500 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of April 15, 2012.

(10)        See Notes 4 through 9 above.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,228,067	$1.14	2,212,313
Equity compensation plans not approved by security holders	—	—	—
Total	2,228,067	$1.14	2,212,313

(1)	These plans consist of our 2000 Employee Stock Compensation Plan and our 2004 Employee, Director and Consultant Stock Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the written charter of our Audit Committee, the Audit Committee is responsible for reviewing and approving, prior to our entry into any such transaction, all transactions in which we are a participant and in which any of the following persons has or will have a direct or indirect material interest: our executive officers; our directors; the beneficial owners of more than 5% of our securities; the immediate family members of any of the foregoing persons; and any other persons whom the Board determines may be considered related persons, any such person being referred to as a “related person.”

The following is a description of arrangements that we have entered into with related persons since January 1, 2010. We believe that the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

On August 17, 2006, we entered into a stock purchase agreement and further amended the note purchase agreement with Pyxis Innovations Inc., dated October 23, 2002, to, among other things, provide for the establishment of a $14.3 million convertible credit facility with Pyxis. Pyxis is our majority stockholder and a wholly-owned subsidiary of Alticor Inc. Subject to certain customary conditions, the agreements contemplated that we could draw down against the convertible credit facility until August 17, 2008. On June 10, 2008, we drew down $4.0 million under the convertible credit facility, leaving $10.3 million of available credit, and issued a convertible promissory note to Pyxis in that amount. On August 12, 2008, we and Pyxis amended the agreements to extend the expiration date of the credit facility to permit borrowing at any time prior to March 31, 2009. On March 11, 2009, we entered into an amended and restated note purchase agreement, dated as of March 10, 2009, with Pyxis to extend the availability of the credit facility until March 31, 2010. In 2009, we drew down $3.0 million under this credit facility, leaving $7.3 million of remaining availability. In 2010, we drew down an additional $2.0 million under the credit facility leaving $3.3 million of remaining availability. In 2011, we drew down an additional $2.0 million leaving $1.3 million of remaining availability. On April 13, 2012 we drew down the remaining $1.3 million. We have no remaining availability to borrow under the credit facility and the aggregate principal amount of $14,316,255, plus interest, is due and payable in full on June 30, 2012 and are convertible into shares of common stock at a conversion price equal to $5.68 per share.

On October 26, 2009, we entered into a Merchant Network and Channel Partner Agreement with Amway Corp. d/b/a Amway Global, a subsidiary of Alticor. Pursuant to this Agreement, Amway Global will sell our Inherent Health brand of genetic tests through its e-commerce Web site via a hyperlink to our e-commerce site. Amway Global will receive a commission equal to a percentage of net sales received by us from Amway Global customers. The agreement has an initial term of 12 months and is automatically renewable for successive 12-month terms. The agreement may be terminated by either party upon 120 days written notice. To date, we have paid Amway Global approximately $1.6 million in commissions under this agreement.

On April 15, 2011, we entered into a contract services agreement with Alticor Corporate Enterprises Inc. and Amway International Inc., affiliates of Alticor (referred to herein as the “Alticor parties”). Pursuant to this agreement, we provided marketing, promotional and training services to Amway in connection with its marketing of our weight management genetic test. Upon execution of the agreement on April 15, 2011, the agreement received retroactive effect as of October 15, 2010 and the initial term expired on October 14, 2011. The agreement was not renewed. We received approximately $143,000 for our services under the agreement.

We have agreed to certain terms for allocating opportunities as permitted under Section 122(17) of the Delaware General Corporation Law. This agreement, as set forth in the Series A Preferred Stock Purchase Agreement dated March 5, 2003, regulates and defines the conduct of certain of our affairs as they may involve Pyxis Innovations Inc. as our majority stockholder and its affiliates, and the powers, rights, duties and liabilities of us and our officers and directors in connection with corporate opportunities. Except under certain circumstances, Pyxis and its affiliates have the right to engage in the same or similar activities or lines of business or have an interest in the same classes or categories of corporate opportunities as we do. If Pyxis, or one of our directors appointed by Pyxis and its affiliates acquire knowledge of a potential transaction or matter that may be a corporate opportunity for both Pyxis and its affiliates and us, to the fullest extent permitted by law, Pyxis and its affiliates will not have a duty to inform us about the corporate opportunity or be liable to us or to you for breach of any fiduciary duty as a stockholder of ours for not informing us of the corporate opportunity, keeping it for its own account, or referring it to another person. Additionally, except under limited circumstances, if an officer or employee of Pyxis who is also one of our directors is offered a corporate opportunity, such opportunity shall not belong to us. In addition, we agreed that such director will have satisfied his duties to us and not be liable to us or to you in connection with such opportunity. The terms of this agreement will terminate on the date that no person who is a director, officer or employee of ours is also a director, officer, or employee of Pyxis.

Director Independence

Our Board of Directors has determined that the following members qualify as independent directors under the definition promulgated by the NYSE Amex: Mary E. Chowning, Roger C. Colman, Thomas R. Curran, Jr., Catherine R. Ehrenberger, William C. Mills III and James M. Weaver.

Item 14. Principal Accountant Fees and Services

INDEPENDENT PUBLIC ACCOUNTANT

Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Grant Thornton, LLP, our independent public accountant, for the audit of our annual financial statements for the years ended December 31, 2011 and December 31, 2010 and fees billed for other services rendered by Grant Thornton LLP during those periods.

	2011	2010
Audit fees(1)	$157,879	$167,306
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$157,879	$167,306

(1)	Audit fees consist of fees for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in the quarterly reports.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to the engagement of the independent auditor for the next year’s audit, management will submit to the Audit Committee for approval a summary of the services expected to be rendered during that year for each of four categories of services.

1.          Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.          Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.          Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.          Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from the independent auditor.

Prior to the engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

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

Exhibit No.	Identification of Exhibit
3.1	Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 28, 2000 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
3.2	Amended and Restated Bylaws of the Company dated July 24, 2008 (incorporated by reference to the Current Report on Form 8-K filed on July 28, 2008)
3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Delaware Secretary of State on March 5, 2003 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
3.4	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on August 5, 2003 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 12, 2003)

Exhibit No.	Identification of Exhibit
3.5	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on June 21, 2007 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007)
4.1	Form of Stock Certificate representing Common Stock, $0.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
4.2	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 7, 2002)
4.3	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 5, 2010) Leases
10.1	Commercial Lease Agreement between the Company and Clematis LLC dated February 13, 2004 (incorporated herein by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K filed on March 29, 2004)
10.2	Sublease Agreement between the Company and Kala Pharmaceuticals, Inc. dated April 12, 2010 (incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on March 24, 2011)

Equity Compensation Plans
10.3@	2000 Employee Stock Compensation Plan for the Company (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.3.1@	Form of Nonqualified Stock Option Agreement under the 2000 Employee Stock Compensation Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.3.2@	Form of Incentive Stock Option Agreement under the 2000 Employee Stock Compensation Plan (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.4@	Interleukin Genetics, Inc. 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on April 29, 2011)
10.4.1@	Form of Nonqualified Stock Option Agreement under the 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Exhibit 10.5.1 of the Company’s Annual Report on Form 10-K filed March 25, 2010)
10.4.2@	Form of Incentive Stock Option Agreement under the 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Exhibit 10.5.2 of the Company’s Annual Report on Form 10-K filed March 25, 2010)

Agreements with Executive Officers and Directors
10.5@	Employment Agreement dated November 12, 2008 between the Company and Kenneth S. Kornman (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008)
10.6@	Employment Agreement dated February 14, 2011 between the Company and Lewis H. Bender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 16, 2011)
10.7@	Employment agreement dated April 30, 2008 between the Company and Eliot M. Lurier (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2008)
10.8@	Form of Director Indemnity Agreement dated March 5, 2003 (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.9@	Director Compensation Policy dated April 29, 2010 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2010)

Agreements with respect to Financings and Rights of Stockholders
10.10	Registration Rights Agreement dated August 9, 2002 (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 7, 2002)
10.11	Security Agreement between the Company and Pyxis Innovations Inc., dated October 23, 2002 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 28, 2002)

Exhibit No.	Identification of Exhibit
10.11.1	Amendment No. 2 to the Security Agreement between the Company and Pyxis Innovations Inc., dated March 5, 2003 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.12	Registration Rights Agreement between the Company and Pyxis Innovations Inc. dated March 5, 2003 (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.13	Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated March 5, 2003 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.13.1	Amendment No. 1 to Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated May 20, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 30, 2003)
10.13.2	Second Amendment to Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated February 28, 2005 (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed on April 26, 2005)
10.14	Stock Purchase Agreement Between the Company and Pyxis Innovations Inc. dated August 17, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed on October 31, 2006)
10.15.1	Form of Promissory Note (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K/A filed on October 31, 2006)
10.15.2	Form of Amended and Restated Promissory Note under credit facility with Pyxis Innovations, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 5, 2010)
10.15.3	Form of (new) Promissory Note under credit facility with Pyxis Innovations Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 5, 2010)

10.16	Amended and Restated Note Purchase Agreement between the Company and Pyxis Innovations Inc. dated March 10, 2009 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on March 13, 2009)
10.16.1	First Amendment, dated August 10, 2009, to Amended and Restated Note Purchase Agreement dated March 10, 2009, by and between the Company and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2009)
10.16.2	Second Amendment, dated February 1, 2010, to Amended and Restated Note Purchase Agreement by and between the Company and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K filed on February 2, 2010)
10.16.3	Third Amendment, dated September 30, 2010, to Amended and Restated Note Purchase Agreement by and between the Company and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 4, 2010)

Agreements with respect to Collaborations, Licenses and Research and Development
10.17	Exclusive License Agreement between the Company and Access Business Group dated March 5, 2003 (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.17.1	First Amendment to License Agreement by and between the Company and Access Business Group International, LLC, dated September 1, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008)
10.18+	Non-exclusive License Agreement by and between the Company and OralDNA Labs, Inc., dated August 12, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008)
10.19+	Research and License Agreement by and between the Company and Geisinger Health System dated September 16, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008)
10.20	Merchant Network and Channel Partner Agreement dated October 26, 2009 by and between the Company and Amway Corp. (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on March 25, 2010)
10.21	Contract Services Agreement dated October 15, 2010by and between the Company, Alticor Corporate Enterprises, Inc. and Amway International, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011)

Exhibit No.	Identification of Exhibit

Consents, Certifications and Other Exhibits
23.1	Consent of Grant Thornton LLP (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K filed on March 29, 2012)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K filed on March 29, 2012)
31.1.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K filed on March 29, 2012)
31.2.1*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K filed on March 29, 2012)
101**	The following materials from Interleukin Genetics Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders' Deficit, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements, tagged as blocks of text. (incorporated by reference to Exhibit 101 of the Company’s Annual Report on Form 10-K filed on March 29, 2012)

*	Filed herewith.

+	The Securities and Exchange Commission with respect to certain portions of this exhibit has previously granted confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

@	Management contract or compensatory plan, contract or arrangement.
**	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLEUKIN GENETICS, INC.
By:	/s/ Lewis H. Bender
Lewis H. Bender Chief Executive Officer

Date: April 30, 2012

