Form 10-Q
period 2012-03-31
INTERLEUKIN GENETICS INC
filed 2012-05-10
CIK 1037649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, par value $0.001 per share	36,761,864

INTERLEUKIN GENETICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2012

Smaller Reporting Company – Scaled Disclosure

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies”.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLEUKIN GENETICS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$732,390	$1,728,222
Accounts receivable from related party	10,387	2,662
Trade accounts receivable	95,009	55,892
Inventory	77,132	107,758
Prepaid expenses	259,706	217,387
Total current assets	1,174,624	2,111,921
Fixed assets, net	233,424	289,011
Intangible assets, net	485,721	514,584
Other assets	38,001	38,001
Total assets	$1,931,770	$2,953,517

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$335,903	$369,306
Accrued expenses	224,820	182,597
Deferred revenue	1,165,971	824,845
Convertible debt	13,000,000	13,000,000
Total liabilities	14,726,694	14,376,748
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value — 6,000,000 shares authorized; 5,000,000 shares of Series A issued and outstanding at March 31, 2012 and December 31, 2011; aggregate liquidation preference of $18,000,000 at March 31, 2012	5,000	5,000
Common stock, $0.001 par value — 100,000,000 shares authorized; 36,756,236 and 36,709,706 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	36,756	36,710
Additional paid-in capital	91,154,607	91,111,640
Accumulated deficit	(103,991,287)	(102,576,581)
Total stockholders’ deficit	(12,794,924)	(11,423,231)
Total liabilities and stockholders’ deficit	$1,931,770	$2,953,517

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March. 31,
	2012	2011
Revenue:
Genetic testing	$677,168	$719,447
Other	716	38
Total revenue	677,884	719,485
Cost of revenue	376,211	357,589
Gross profit	301,673	361,896
Operating expenses:
Research and development	446,274	304,820
Selling, general and administrative	1,136,649	1,202,454
Amortization of intangibles	28,863	28,863
Total operating expenses	1,611,786	1,536,137
Loss from operations	(1,310,113)	(1,174,241)
Other income (expense):
Interest income	743	2,406
Interest expense	(105,336)	(88,151)
Gain on disposal of assets	—	4,275
Total other expense	(104,593)	(81,470)
Loss before income taxes	(1,414,706)	(1,255,711)
Benefit for income taxes	—	—
Net loss	$(1,414,706)	$(1,255,711)

Basic and diluted net loss per common share	$(0.04)	$(0.03)
Weighted average common shares outstanding, basic and diluted	36,748,063	36,618,010

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2010	5,000,000	$5,000	36,594,799	$36,594	$90,851,709	$(97,551,399)	$(6,658,096)
Net loss	—	—	—	—	—	(1,255,711)	(1,255,711)
Common stock issued:
Employee stock purchase plan	—	—	35,135	35	9,100	—	9,135
Stock-based compensation expense	—	—	—	—	70,475	—	70,475
Balance as of March 31, 2011	5,000,000	$5,000	36,629,934	$36,629	$90,931,284	$(98,807,110)	$(7,834,197)

Balance as of December 31, 2011	5,000,000	$5,000	36,709,706	$36,710	$91,111,640	$(102,576,581)	$(11,423,231)
Net loss	—	—	—	—	—	(1,414,706)	(1,414,706)
Common stock issued:
Employee stock purchase plan	—	—	46,530	46	7,864	—	7,910
Stock-based compensation expense	—	—	—	—	35,103	—	35,103
Balance as of March 31, 2012	5,000,000	$5,000	36,756,236	$36,756	$91,154,607	$(103,991,287)	$(12,794,924)

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,414,706)	$(1,255,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89,451	102,941
Stock-based compensation expense	35,103	70,475
Changes in operating assets and liabilities:
Accounts receivable, net	(46,842)	(68,501)
Federal grant receivable	—	117,946
Inventory	30,626	31,908
Prepaid expenses and other current assets	(42,318)	(27,278)
Accounts payable	(33,404)	(133,274)
Accrued expenses	42,222	(154,490)
Deferred revenue	341,126	155,826
Liabilities of discontinued operations	—	(5,268)
Net cash used in operating activities	(998,742)	(1,165,426)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(5,000)	(1,681)
Net cash used in investing activities	(5,000)	(1,681)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	7,910	9,135
Net cash provided by financing activities	7,910	9,135
Net decrease in cash and cash equivalents	(995,832)	(1,157,972)
Cash and cash equivalents, beginning of period	1,728,222	3,999,029
Cash and cash equivalents, end of period	$732,390	$2,841,057
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$99,548	$90,110

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Basis of Presentation

The condensed financial statements include the accounts of Interleukin Genetics, Inc. (the Company) as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011.

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 3 to our condensed financial statements contained herein.

The Company develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive measures. The Company’s principal operations and markets are located in the United States.

Note 2—Operating Matters and Liquidity

The Company has experienced net operating losses since its inception through March 31, 2012, including a net loss of $1.4 million for the three months then ended, contributing to an accumulated deficit of $104 million as of March 31, 2012. The Company has borrowings of $13.0 million at March 31, 2012. On April 13, 2012 the Company borrowed the remaining $1.3 million of available funds under its line of credit with Pyxis Innovations Inc., an affiliate of Alticor (“Pyxis”). The total $14.3 million outstanding under the line of credit becomes due on June 30, 2012.

The Company was successful in 2010 and 2011 in reducing costs and continues to explore additional ways to reduce operating costs, including manufacturing costs as well as general and administrative expenses however, the opportunities to do so are very limited. Cost savings were achieved through process improvements in manufacturing, reductions in personnel and the subleasing of underutilized rental space. Management believes that the current laboratory space is adequate to process high volumes of genetic tests.

The Company’s financial statements have been prepared assuming that it will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company expects to incur additional losses in 2012 and, accordingly, is dependent on finding additional sources of liquidity to fund its operations. Management’s plans include identifying sources of debt and/or equity financing, extending the due date of its existing debt, growing its sources of revenue and further reducing expenditures. However, no assurance can be given at this time as to whether management will be able to achieve these plans. If the Company is not successful in raising additional debt or equity funding, extending the due date of its existing debt, completing negotiations with commercial distribution partners or reducing expenditures, it will not be able to fund operations beyond June 30, 2012. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In its report on our financial statements included in the Form 10-K for the year ended December 31, 2011, our registered independent public accounting firm, Grant Thornton LLP, included an explanatory paragraph in their report indicating that there was substantial doubt concerning the Company’s ability to continue as a going concern.

The ability of the Company to realize the carrying value of its fixed assets and intangible assets is especially dependent on management’s ability to successfully execute on its plan. As noted above, the Company needs to generate additional funds in order to meet its financial obligations beyond June 30, 2012. If it is unsuccessful in doing so, the Company may not be able to realize the carrying value of its fixed assets and intangible assets.

Note 3—Significant Accounting Policies

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of March 31, 2012 and December 31, 2011, the Company has deferred genetic test revenue of $1,165,971 and $824,845, respectively.

Sales Commission

The Company accounts for sales commissions due to Amway Global under the Merchant Channel and Partner Agreement in accordance with SEC Staff Accounting Bulletin (“SAB”) 104. Commissions are recorded as an expense at the time they become due which is at the point of sale. Commissions were $262,000 for the three months ended March 31, 2012 and 2011.

Accounts Receivable

Accounts receivable is stated at estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its commercial genetic test customers a 2% cash discount if payment is made by bank wire transfer within 10 days of the invoice date.

Inventory

Inventory is carried at lower of cost or market and no inventory reserve is deemed necessary at March 31, 2012. As the Company does not manufacture any products, no overhead costs are included in inventory. When a kit is sold, the corresponding cost of the kit is recorded as cost of goods sold and removed from inventory.

Inventory consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Raw materials	$72,619	$100,433
Finished goods	4,513	7,325
Total inventory	$77,132	$107,758

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

Significant management judgment is required in determining the Company’s provision (benefit) for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of approximately $30.7 million as of March 31, 2012, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

The Company files a combined Massachusetts tax return with certain Alticor affiliated entities, referred to herein as “the unitary group”. Massachusetts law requires corporations with net operating loss carryforwards to go back to each year in which the loss was generated and recompute the loss as if it occurred on a consolidated basis. The Company was required to include data from the newly formed unitary group as if the unitary group was in place during the loss years. As a result, the losses generated by the Company were eliminated through this required computation. The combined filing has no impact on the Company's financial statements.

The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the three months ended March 31, 2012 and 2011, respectively.

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

	As of March 31,
	2012	2011
Options outstanding	2,135,667	2,289,767
Warrants outstanding	2,150,000	2,150,000
Convertible preferred stock	28,160,200	28,160,200
Convertible debt	2,289,418	1,937,200
Total	34,735,285	34,537,167

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

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing. The Company believes that, as of March 31, 2012, its concentration of credit risk related to cash and cash equivalents was not significant. Cash and cash equivalents are available on demand and at times may be in excess of FDIC insurance limits.

Recent Accounting Pronouncements

Please see the discussion of “Recent Accounting Pronouncements” in Note 4, Significant Accounting Policies contained in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. No new updates or other guidance issued to date by the FASB in 2012 are expected to have a material impact on the Company’s financial statements.

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

In October 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor Inc. Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. We paid Amway Global $262,000 in commissions for each of the three months ended March 31, 2012 and 2011, representing a percentage of net sales to their customers.

Note 5—Convertible Debt

On August 17, 2006, our existing credit facility with Pyxis was amended to provide the Company with access to approximately $14.3 million of additional working capital borrowings at any time prior to August 17, 2008. Any amounts borrowed thereunder bear interest at the prime rate and require quarterly interest payments. This credit facility has been extended several times. Most recently, on September 20, 2010, the Company entered into an amendment to extend the availability of borrowings under the existing credit facility with Pyxis until June 30, 2012. In addition, the due date was extended from August 16, 2011 to June 30, 2012.

As of March 31, 2012, there was $13,000,000 in principal outstanding under the credit facility leaving $1,316,255 of available credit. On April 13, 2012, we borrowed the remaining $1,316,255 of available credit, leaving the full amount of $14,316,255 due on June 30, 2012. The fair value of convertible debt is estimated to be approximately $0.2 million at March 31, 2012. The principal amount of any borrowing under this credit facility is convertible at Pyxis’ election into a maximum of 2,533,234 shares of common stock, reflecting a conversion price of $5.6783 per share.

Note 6—Intangible Assets

Intangible assets at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Patent costs	$1,154,523	$1,154,523
Less — Accumulated amortization	(668,802)	(639,939)
Total	$485,721	$514,584

Patent amortization expense was $28,863 for the quarters ended March 31, 2012 and 2011, respectively.

Patent costs which are amortized on a straight-line basis over a 10-year life, are scheduled to amortize as follows:

Year ended December 31,

2012 (remaining nine months)	86,589
2013	109,266
2014	94,100
2015	77,656
Thereafter	118,110
$485,721

Note 7—Commitments and Contingencies

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

Operating Lease

The Company leases its office and laboratory space under a non-cancelable operating lease expiring on March 31, 2014. In May 2010, the Company completed a sublease of approximately 6,000 square feet of underutilized office and laboratory space which successfully reduced our total space operating costs. The sublease expires on March 31, 2013 and has a one year renewal option. Rent expense, net of the benefit of the sublease, was $82,000 and $79,000 for the three months ended March 31, 2012 and 2011, respectively.

Note 8—Capital Stock

Authorized Preferred and Common Stock

At March 31, 2012, the Company had authorized 6,000,000 shares of $0.001 par value Preferred Stock, of which 5,000,000 were designated as Series A Preferred Stock and were issued and outstanding. At March 31, 2012, the Company had authorized 100,000,000 shares of $0.001 par value common stock of which 73,978,669 shares were outstanding or reserved for issuance. Of those, 36,756,236 shares were outstanding; 28,160,200 shares were reserved for the conversion of Series A Preferred to common stock; 2,289,418 shares were reserved for the conversion of the $13,000,000 of debt outstanding under the credit facility with Pyxis; 4,385,380 shares were reserved for the potential exercise of authorized and outstanding stock options; 400,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $2.50 per share which are exercisable currently until the expiration date of August 9, 2012; 1,750,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $1.30 per share which are exercisable currently until the expiration date of March 5, 2015; 5,631 shares were reserved for the potential exercise of rights held under the Employee Stock Purchase Plan; and 231,804 shares were reserved for the issuance upon the conversion of convertible notes that may be issued to Pyxis under the existing credit facility.

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its Common Stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such shares for each share of Series A Preferred Stock then held by them. The liquidation preference at March 31, 2012 was $18,000,000. After receiving this amount, the holders of the Series A Preferred Stock are entitled to participate on an as-converted basis with the holders of Common Stock in any of the remaining assets.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s Common Stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of March 31, 2012, the Series A Preferred Stock was convertible into 28,160,200 shares of Common Stock reflecting a current conversion price of $0.3196 per share.

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

Note 9—Stock-Based Compensation Arrangements

Total compensation cost that has been charged against income for stock-based compensation arrangements is as follows:

	Three Months Ended March 31,
	2012	2011
Stock option grants beginning of period	$21,434	$28,651
Stock-based arrangements during the period:
Stock option grants	12,506	40,419
Restricted stock issued:
Employee stock purchase plan	1,163	1,405
	$35,103	$70,475

Stock option and restricted stock grants

The following table details stock option and restricted stock activity for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding, beginning of period	2,228,067	$1.14	1,611,267	$1.54
Granted	—	0.00	681,000	0.33
Exercised	(2,500)	0.00	(2,500)	0.00
Canceled/Expired	(89,900)	0.62	—	0.00
Outstanding, end of period	2,135,667	$1.16	2,289,767	$1.18
Exercisable, end of period	1,346,767	$1.51	1,185,517	$1.72

During the three-month period ended March 31, 2012, the Company granted no stock options under the 2004 Employee, Director & Consultant Stock Plan. At March 31, 2012, the Company had an aggregate of 2,249,713 shares of Common Stock available for grant under this plan.

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

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are deemed to be compensatory because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. The Company’s Employee Stock Purchase plan is authorized to issue 500,000 shares. On March 31, 2012, there were 5,631 shares in the plan reserved for issuance. The Company plans to present a new Employee Stock Purchase Plan for stockholder approval at its 2012 annual meeting. During the three months ended March 31, 2012 and 2011, employees purchased 5,628 and 35,135 shares, respectively, of common stock at a weighted-average purchase price of $0.16 and $0.26, respectively, while the weighted-average fair value was $0.19 and $0.30 per share, respectively, resulting in compensation expense of $1,163 and $1,405, respectively.

Restricted Stock Awards

Holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. Recipients of restricted stock awards are generally not required to pay any consideration to the Company for these restricted stock awards. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period. During each of the three months ended March 31, 2012 and 2011, the Company granted no restricted stock awards.

At March 31, 2012, there was approximately $233,000 of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Company’s stock plans.

Note 10—Industry Risk and Concentration

The Company develops genetic risk assessment tests and performs research for its own benefit. As of March 31, 2012, the Company has introduced four genetic risk assessment tests commercially. Commercial success of the Company’s genetic risk assessment tests will depend on their success at being deemed to be scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partner.

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

During the three months ended March 31, 2012, approximately 64% of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor.

Note 11—Subsequent Events

On April 13, 2012 the Company drew down the remaining $1.3 million under its existing convertible credit facility with Pyxis, an affiliate of Alticor Inc., and issued a convertible promissory note to Pyxis in that amount. The terms of the convertible promissory note are consistent with the terms set forth in Note 5 herein. The note bears interest at a variable rate equal to the “prime rate” and the interest is payable quarterly. Prior to the maturity date, any portion or the entire outstanding principal and any accrued but unpaid interest under the note is convertible at Pyxis’s election into shares of our common stock at a price of $5.6783 per share. Immediately following the issuance of the note on April 13, 2012, the total available credit line of $14.3 million was outstanding and together with any accrued interest is due and payable on June 30, 2012.

On April 25, 2012, the Company executed an amendment, effective as of March 31, 2012, to the Employment Agreement dated as of November 12, 2008 by and between the Company and Kenneth S. Kornman, its President and Chief Scientific Officer to extend the term through November 30, 2012.

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

During the three months ended March 31, 2012, we continued to focus our resources on conducting our large PST® validation study with the University of Michigan and Renaissance Health Services Corporation and the sales of our Inherent Health® brand of genetic tests and related programs. The objective of the PST validation study is to improve dental care by identifying and using certain risk factors to set preventative treatment regimens. In December 2011 we entered into an agreement with Renaissance Health Services Corporation to initiate a pilot program to determine the feasibility of marketing the PST genetic test to employees through their dental benefit package. On January 1, 2012, the test was offered to select dental group employees affiliated with Renaissance. On March 28, 2012, we jointly announced with the University of Michigan that the study had been fully enrolled with approximately 5,400 consenting adults.

On March 7, 2012 we announced the publication of a peer-reviewed study which found that Interleukin-1 (IL-1) gene variations are associated with increased risk of periodontal disease. The study, which appears on the Journal of Periodontology’s website, in advance of appearing in the print edition, was led by Nadeem Y. Karimbux, D.M.D., Associate Professor of Oral Medicine, Infection and Immunity, Harvard School of Dental Medicine.

Our Inherent Health brand of genetic tests includes the first-of-its-kind test for weight management that identifies an individual’s genetic tendencies for weight gain related to either fat or carbohydrates in the diet. The brand offers customers a full suite of affordable, easy-to-use and meaningful genetic tests in weight management, heart health, bone health and nutritional needs. In addition, we offer additional products under the name Wellness Select that allows our e-commerce customers to purchase any combination of our Inherent Health® genetic tests at a discounted price.

We have conducted a number of studies that demonstrate a gene-diet interaction. The first study, completed in 2010, involved subjects who originally participated in Stanford University’s A TO Z weight loss study. Individuals from the A TO Z study were contacted to participate in this retrospective genotype-diet interaction study. In the original study 311 free-living, overweight/obese, nondiabetic, premenopausal, generally healthy women were randomly assigned for 12 months to either the Atkins-like (very low carbohydrate), Zone-like (low carbohydrate), LEARN-like (balanced), or Ornish-like (low fat) diets for the primary purpose of losing weight. The first set of analysis, based on only 138 subjects, showed a diet-gene interaction as determined by the test’s pattern assignments. As a result of promising preliminary results from the genetic analysis of this subset of subjects who participated in the A TO Z study, our research collaborators at Stanford University received IRB approval in 2011 to extract DNA from retained plasma samples from all subjects who participated in the study. We successfully obtained DNA and genotyped 291 of the 311 subjects. Preliminary analysis conducted solely by the Company in March 2012, demonstrated that subjects with three different genetic test patterns had different weight loss responses at 12 months depending on the diets to which they were assigned. The analysis from the larger dataset showed that further improved weight loss could be achieved if certain of the test’s original diet assignments were modified. As a result, in March 2012, we updated our laboratory information management system’s reporting and generated new diet recommendations for each pattern to provide customers the latest information from the new research.

Sales of our genetic tests are driven primarily by the marketing efforts of Amway Global, related to our Weight Management Genetic Test. In addition, we sell our genetic test kits to commercial distribution partners. Regional weight loss centers have incorporated our weight management genetic test into their weight loss programs. These companies purchase genetic tests in bulk from us and obtain discounted pricing at significant volumes. We plan on continuing to support this sales channel. In addition, we continue to see sales of genetic tests through our Merchant Network and Channel Partner Agreement with Amway Global. We continue to work with Alticor to promote our products in its sales channel.

Our research and development expenses have significantly decreased from $3-4 million per year prior to 2010 to $1.4 million in each of 2010 and 2011, as we focus more on our own development and commercialization efforts. Our focus is now on working with potential commercial partners to validate our technology within their specific business. This is different than in prior years when our development focus was concentrated in research and development to bring new test configurations to market.

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

Three Months Ended March 31, 2012 and March 31, 2011

Total revenue for the three months ended March 31, 2012 was $678,000, compared to $719,000 for the three months ended March 31, 2011. The decrease of $41,000, or 5.8%, is primarily attributable to decreases in genetic testing revenue. In addition, the decrease is attributable to decreased sales of our Inherent Health® brand of genetic tests through the Amway Global sales channel. The decrease was partially offset by $110,000 of genetic testing revenue recognized as part of our PST validation study with the University of Michigan and Renaissance Health Services Corporation. Genetic testing revenue is derived from tests sold and processed, which is driven by consumer demand. Deferred revenue, which consists of genetic tests sold and not yet processed, increased $341,000 to $1.2 million at March 31, 2012 as compared to December 31, 2011.

During the three months ended March 31, 2012, 64% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Corp. d/b/a Amway Global, a subsidiary of Alticor compared to 65% during the three months ended March 31, 2011. Pursuant to this agreement, Amway Global sells our genetic tests through its e-commerce web site via a hyperlink to our e-commerce site.

Cost of revenue for the three months ended March 31, 2012 was $376,000 or 55.5% of revenue, compared to $358,000, or 49.7% of revenue, for the three months ended March 31, 2011. The increase in the cost of revenue as a percentage of revenue is primarily attributable to decreased revenue and increases in costs related to the modification and updates to our laboratory information systems as a result of the expanded Stanford study diet assignments. During the first quarter of 2012, we continue to work with our genetic testing supply vendors to provide more efficient materials that result in a lower cost of production.

Research and development expenses were $446,000 for the three months ended March 31, 2012, compared to $305,000 for the three months ended March 31, 2011. The increase of $141,000, or 46.4% is primarily attributable to increased compensation and increased consulting and clinical study costs related to our weight management genetic test.

Selling, general and administrative expenses were $1.1 million for the three months ended March 31, 2012, compared to $1.2 million for the three months ended March 31, 2011. The decrease of $0.1 million, or 5.5% is primarily attributable to decreased patent related legal fees and corporate legal and accounting fees partially offset by higher compensation, consulting and sales commissions paid to Amway as part of our Merchant Channel and Partner Store Agreement.

Interest expense was $105,000 for the three months ended March 31, 2012, as compared to $88,000 for the three months ended March 31, 2011. The increase in interest expense of $17,000 is attributable to higher borrowings on our credit facility with Pyxis.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $732,000 and borrowing capacity of approximately $1.3 million under our credit facility which permits borrowing at any time prior to June 30, 2012. On April 13, 2012, we elected to draw down the remaining $1,316,255 available under our existing convertible credit facility. After taking into account the April 13, 2012 draw down, we have no remaining availability to borrow under the credit facility and the aggregate principal amount of $14,316,255, plus interest, is due and payable in full on June 30, 2012.

Cash used in operations was $1.0 million for the three months ended March 31, 2012, as compared to $1.2 million for the three months ended March 31, 2011. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables, inventory levels, receipt of orders and the timing of payments to suppliers. Cash received from genetic test sales which is reflected in deferred revenue until the test report is issued, increased by $341,000 to $1.2 million during the three months ended March 31, 2012, as compared to December 31, 2011.

Cash used in investing activities was $5,000 for the three months ended March 31, 2012, compared to $1,681 for the three months ended March 31, 2011. These amounts represent capital additions which primarily consisted of computers and commercial laboratory support equipment that was purchased to allow for high volume processing of genetic test samples. We believe that based on current and projected volumes, our laboratory equipment is sufficient to process genetic tests and no additional material capital purchases will be needed in the foreseeable future.

Cash provided by financing activities was $7,910 for the three months ended March 31, 2012 compared to $9,135 for the three months ended March 31, 2011. We received these amounts from the exercise of stock purchases through the employee stock purchase plan.

The amount of cash we generate from operations is not sufficient to continue to fund and grow our business. We believe our success depends on our ability to have sufficient capital and liquidity to achieve our objectives of closing negotiations with partners and creating additional distribution channels for our genetic testing products and technology. In addition to extending our current operating line of credit we will need to raise additional capital. Even though we have historically experienced sales increases in our genetic testing business we continue to explore additional steps to reduce our operating costs. We are able to process high volumes of genetic tests in our current laboratory. During 2011, we reduced our cost of processing samples in our laboratory by working with our raw material vendors to make our genetic testing process more efficient resulting in lower processing costs. We have significantly reduced our research and development programs to only those that focus on technology related to agreements with potential commercial partners. We have taken steps to reduce our corporate administrative expenses by working with or seeking new vendors who offer the same service for a lower cost.

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

We expect that our current and anticipated financial resources, including the $1.3 million borrowed on April 13, 2012 under our credit facility with Pyxis, are adequate to maintain current and planned operations at least through June 30, 2012, however, if we are not successful in capital raising efforts, partnering negotiations, extending the due date of our debt or in generating additional revenues, we will not be able to fund operations. We continue to attempt to raise additional capital, seek additional streams of revenue, extend the due date of our debt and improve sales with new and existing channels. Our common stock was delisted from the NYSE Amex in 2010 and is currently trading on the OTCQB™. As a result, our access to capital through the public markets may be limited.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses; and (ii) disclose contingent assets and liabilities. A critical accounting estimate is an assumption that could have a material effect on our financial statements if another, also reasonable, amount were used or a change in the estimates is reasonably likely from period to period. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. Our most critical accounting policies and estimates upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are set forth in Note 4 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in our accounting policies or changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

Please see the discussion of “Recent Accounting Pronouncements” in Note 4, Significant Accounting Policies contained in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. No new updates or other guidance issued to date by the FASB in 2011 are expected to have a material impact on the Company’s financial statements.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.         Legal Proceedings

Not applicable.

Item 1A.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 and under “Item 1A. Risk Factors” above in this Quarterly Report on Form 10-Q. In addition, the forward-looking statements contained herein represent our estimates and expectations only as of the date of this filing and should not be relied upon as representing our estimates and expectations as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.         Defaults Upon Senior Securities.

Not applicable.

Item 4          Mine Safety Disclosures

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

Interleukin Genetics, Inc.

Date: May 10, 2012	By:	/s/ Lewis H. Bender
Lewis H. Bender
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	By:	/s/ Eliot M. Lurier
Eliot M. Lurier
Chief Financial Officer
(Principal Financial Officer)

