Form 10-Q
period 2012-06-30
INTERLEUKIN GENETICS INC
filed 2012-08-14
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, par value $0.001 per share	36,761,864

INTERLEUKIN GENETICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2012

Smaller Reporting Company – Scaled Disclosure

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies”.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLEUKIN GENETICS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,831,625	$1,728,222
Accounts receivable from related party	4,916	2,662
Trade accounts receivable	31,238	55,892
Inventory	88,368	107,758
Prepaid expenses	243,596	217,387
Total current assets	4,199,743	2,111,921
Fixed assets, net	183,656	289,011
Intangible assets, net	456,857	514,584
Other assets	38,001	38,001
Total assets	$4,878,257	$2,953,517

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$569,108	$369,306
Accrued expenses	234,781	182,597
Deferred revenue	970,943	824,845
Notes payable	14,316,255	13,000,000
Total current liabilities	16,091,087	14,376,748

Commitments and contingencies (Note 8)

Stockholders’ deficit:

Convertible preferred stock, $0.001 par value — 6,000,000 shares authorized; 5,500,000 and 5,000,000 shares issued and outstanding at June 30, 2012 and December 31, 2011; aggregate liquidation preference of $24,000,000 at June 30, 2012	5,500	5,000
Common stock, $0.001 par value — 100,000,000 shares authorized; 36,761,864 and 36,709,706 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	36,762	36,710
Additional paid-in capital	93,966,029	91,111,640
Accumulated deficit	(105,221,121)	(102,576,581)
Total stockholders’ deficit	(11,212,830)	(11,423,231)
Total liabilities and stockholders’ deficit	$4,878,257	$2,953,517

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Genetic testing	$777,549	$779,116	$1,454,717	$1,498,563
Other	21,886	17,749	22,603	17,787
Total revenue	799,435	796,865	1,477,320	1,516,350
Cost of revenue	393,122	438,464	769,333	796,053
Gross profit	406,313	358,401	707,987	720,297
Operating expenses:
Research and development	317,440	359,799	763,714	664,618
Selling, general and administrative	1,176,110	1,253,143	2,312,760	2,455,598
Amortization of intangibles	28,863	28,863	57,726	57,726
Total operating expenses	1,522,413	1,641,805	3,134,200	3,177,942
Loss from operations	(1,116,100)	(1,283,404)	(2,426,213)	(2,457,645)
Other income (expense):
Interest income	860	1,901	1,603	4,307
Interest expense	(114,594)	(89,130)	(219,930)	(177,281)
Gain on disposal of assets	—	—	—	4,275
Total other income (expense)	(113,734)	(87,229)	(218,327)	(168,699)
Loss from continuing operations before income taxes	(1,229,834)	(1,370,633)	(2,644,540)	(2,626,344)
Benefit for income taxes	—	—	—	—
Loss from continuing operations	(1,229,834)	(1,370,633)	(2,644,540)	(2,626,344)
Income from discontinued operations, net of income taxes	—	158,366	—	158,366
Net loss	$(1,229,834)	$(1,212,267)	$(2,644,540)	$(2,467,978)
Basic and diluted net loss per common share from:
Continuing operations	$(0.03)	$(0.04)	$(0.07)	$(0.07)
Discontinued operations	—	0.01	0.00	0.00
Net loss	$(0.03)	$(0.03)	$(0.07)	$(0.07)
Weighted average common shares outstanding, basic and diluted	36,756,802	36,650,158	36,752,456	36,634,173

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2010	5,000,000	$5,000	36,594,799	$36,594	$90,851,709	$(97,551,399)	$(6,658,096)
Net loss	—	—	—	—	—	(2,467,978)	(2,467,978)
Common stock issued:
Employee stock purchase plan	—	—	64,134	65	16,900	—	16,965
Stock-based compensation expense	—	—	—	—	130,966	—	130,966
Balance as of June 30, 2011	5,000,000	$5,000	36,658,933	$36,659	$90,999,575	$(100,019,377)	$(8,978,143)

Balance as of December 31, 2011	5,000,000	$5,000	36,709,706	$36,710	$91,111,640	$(102,576,581)	$(11,423,231)
Net loss	—	—	—	—	—	(2,644,540)	(2,644,540)
Private placement of preferred stock, net of offering costs of $354,907	500,000	500	—	—	2,644,593	—	2,645,093
Warrants issued in connection with private placement of preferred stock	—	—	—	—	104,907	—	104,907
Common stock issued: Employee stock purchase plan	—	—	52,158	52	8,758	—	8,810
Stock-based compensation expense	—	—	—	—	96,131	—	96,131
Balance as of June 30, 2012	5,500,000	$5,500	36,761,864	$36,762	$93,966,029	$(105,221,121)	$(11,212,830)

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,644,540)	$(2,467,978)
Income from discontinued operations	—	158,366
Loss from continuing operations	(2,644,540)	(2,626,344)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	168,082	202,897
Stock-based compensation expense	96,131	130,966
Changes in operating assets and liabilities:
Accounts receivable	24,654	(30,390)
Federal grant receivable	—	117,946
Receivable from related party	(2,254)	(99,757)
Inventory	19,390	20,509
Prepaid expenses and other current assets	(26,209)	7,306
Accounts payable	(10,198)	(46,602)
Accrued expenses	12,184	(217,417)
Deferred revenue	146,098	246,424
Net cash used in operating activities of discontinued operations	—	(5,875)
Net cash used in operating activities	(2,216,662)	(2,300,337)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(5,000)	(1,681)
Net cash used in investing activities	(5,000)	(1,681)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,316,255	—
Proceeds from private placement of preferred stock	3,000,000	—
Proceeds from employee stock purchase plan	8,810	16,965
Net cash provided by financing activities	4,325,065	16,965
Net increase (decrease) in cash and cash equivalents	2,103,403	(2.285,053)
Cash and cash equivalents, beginning of period	1,728,222	3,999,029
Cash and cash equivalents, end of period	$3,831,625	$1,713,976

Supplemental disclosures of cash flow information:
Cash paid for interest	$204,884	$178,260

Supplemental disclosures of non-cash investing and financing activities:
Warrants issued in connection with preferred stock financing	$104,907	$—

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

June 30, 2012

Note 1—Basis of Presentation

Interleukin Genetics, Inc. (“the Company”) develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive measures. The Company’s principal operations and markets are located in the United States.

The accompanying condensed financial statements include the accounts of the Company as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011.

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

For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 4 to our condensed financial statements contained herein.

Note 2—Operating Matters and Liquidity

The Company has experienced net operating losses since its inception through June 30, 2012, including a net loss of $2.6 million for the six months then ended, contributing to an accumulated deficit of $105 million as of June 30, 2012. The Company has borrowings of $14.3 million at June 30, 2012 under its line of credit with Pyxis Innovations, Inc., an affiliate of Alticor (“Pyxis”). On June 29, 2012, the maturity date of the line of credit was extended from June 30, 2012 to November 30, 2012.

The Company was successful in 2011 and 2012 in reducing costs and continues to explore additional ways to reduce operating costs, including manufacturing costs as well as general and administrative expenses however, the opportunities to do so are very limited. Cost savings were achieved through process improvements in manufacturing, reductions in personnel and the subleasing of underutilized rental space. Management believes that the current laboratory space is adequate to process high volumes of genetic tests.

On June 29, 2012, the Company entered into a Stock Purchase Agreement with Delta Dental Plan of Michigan, Inc. (“Delta Dental”), pursuant to which, Delta Dental purchased 500,000 shares of Series B convertible preferred stock for net proceeds of $2,750,000.

The Company’s financial statements have been prepared assuming that it will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company expects to incur additional losses in 2012 and, accordingly, is dependent on finding additional sources of liquidity to fund its operations. Management’s plans include identifying additional sources of debt and/or equity financing, further extending the due date of its existing debt, growing its sources of revenue and further reducing expenditures. However, no assurance can be given at this time as to whether management will be able to achieve these plans. If the Company is not successful in raising additional debt or equity funding, further extending the due date of its existing debt, completing negotiations with commercial distribution partners or reducing expenditures, it will not be able to fund operations beyond November 30, 2012. However, if the due date of the debt is extended beyond November 30, 2012, the Company estimates that it would have sufficient operating cash flows to fund operations through January 31, 2013. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In its report on our financial statements included in the Form 10-K for the year ended December 31, 2011, our independent registered public accounting firm, Grant Thornton LLP, included an explanatory paragraph in their report indicating that there was substantial doubt concerning the Company’s ability to continue as a going concern.

The ability of the Company to realize the carrying value of its fixed assets and intangible assets is especially dependent on management’s ability to successfully execute on its plan. As noted above, the Company needs to generate additional funds in order to meet its financial obligations beyond November 30, 2012. If it is unsuccessful in doing so, the Company may not be able to realize the carrying value of its fixed assets and intangible assets.

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

Note 4—Significant Accounting Policies

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of June 30, 2012 and December 31, 2011, the Company has deferred genetic test revenue of $970,943 and $824,845, respectively.

Sales Commission

The Company accounts for sales commissions due to Amway Global under the Merchant Channel and Partner Agreement in accordance with SEC Staff Accounting Bulletin (“SAB”) 104. Commissions are recorded as an expense at the time they become due which is at the point of sale. Commissions were $452,000 and $543,000 for the six months ended June 30, 2012 and 2011.

Accounts Receivable

Accounts receivable is stated at estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its commercial genetic test customers a 2% cash discount if payment is made by bank wire transfer within 10 days of the invoice date.

Inventory

Inventory is carried at lower of cost or market and no inventory reserve is deemed necessary at June 30, 2012. As the Company does not manufacture any products, no overhead costs are included in inventory. When a kit is sold, the corresponding cost of the kit is recorded as cost of goods sold and removed from inventory.

Inventory consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Raw materials	$83,895	$100,433
Finished goods	4,473	7,325
Total inventory	$88,368	$107,758

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

Significant management judgment is required in determining the Company’s provision (benefit) for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of approximately $30.5 million as of June 30, 2012, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

The Company files a combined Massachusetts tax return with certain Alticor affiliated entities, referred to herein as “the unitary group”. Massachusetts law requires corporations with net operating loss carryforwards to go back to each year in which the loss was generated and recompute the loss as if it occurred on a consolidated basis. The Company was required to include data from the newly formed unitary group as if the unitary group was in place during the loss years. As a result, the losses generated by the Company were eliminated through this required computation. The combined filing has had no impact on the Company's financial statements.

The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the three and six months ended June 30, 2012 and 2011, respectively.

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

	As of June 30,
	2012	2011
Options outstanding	2,100,267	2,217,267
Warrants outstanding	2,587,158	2,150,000
Convertible preferred stock	39,089,161	28,160,200
Convertible debt	2,521,222	1,937,200
Total	46,297,808	34,464,667

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

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing. Cash and cash equivalents are available on demand and at times may be in excess of FDIC insurance limits. The Company believes that, as of June 30, 2012, its concentration of credit risk related to cash and cash equivalents was not significant.

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

In October 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor Inc. Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. We paid Amway Global $452,000 and $543,000 in commissions for each of the six months ended June 30, 2012 and 2011, representing a percentage of net sales to their customers.

Note 6—Convertible Debt

On August 17, 2006, our existing credit facility with Pyxis was amended to provide the Company with access to approximately $14.3 million of additional working capital borrowings at any time prior to August 17, 2008. Any amounts borrowed thereunder bear interest at the prime rate and require quarterly interest payments. This credit facility has been extended several times. Most recently, on June 29, 2012, the date was extended to November 30, 2012.

On April 13, 2012, the Company borrowed the remaining $1,316,255 of available credit, leaving the full amount of $14,316,255 due on November 30, 2012. The fair value of convertible debt is estimated to be approximately $3.1 million at June 30, 2012. The principal amount of borrowings under this credit facility is convertible at Pyxis’ election into 2,521,222 shares of common stock, reflecting a conversion price of $5.6783 per share.

Note 7—Intangible Assets

Intangible assets at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Patent costs	$1,154,523	$1,154,523
Less — Accumulated amortization	(697,666)	(639,939)
Total	$456,857	$514,584

Patent amortization was $57,726 for the six months ended June 30, 2012 and 2011, respectively.

Patent costs, which are amortized on a straight-line basis over a 10-year life, are scheduled to amortize as follows:

Year ended December 31,

2012 (remaining six months)	57,725
2013.	109,266
2014.	94,100
2015.	77,656
Thereafter.	118,110
$456,857

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

Operating Lease

The Company leases its office and laboratory space under a non-cancelable operating lease expiring on March 31, 2014. In May 2010, the Company completed a sublease of approximately 6,000 square feet of underutilized office and laboratory space which successfully reduced our total space operating costs. The sublease expires on March 31, 2013 and has a one year renewal option. Rent expense, net of the benefit of the sublease, was $167,000 and $161,000 for the six months ended June 30, 2012 and 2011, respectively.

Note 9—Capital Stock

Authorized Preferred and Common Stock

At June 30, 2012, the Company had authorized 6,000,000 shares of $0.001 par value preferred stock, of which 5,000,000 shares, designated as Series A-1 Convertible Preferred Stock, were issued and outstanding and 500,000 shares, designated as Series B Convertible Preferred Stock, were issued and outstanding (collectively, the “Preferred Stock”). At June 30, 2012, the Company had authorized 100,000,000 shares of $0.001 par value common stock of which 85,317,885 shares were outstanding or reserved for issuance. Of those, 36,761,864 shares were outstanding; 39,089,161 shares were reserved for the conversion of the outstanding Preferred Stock to common stock; 2,521,222 shares were reserved for the conversion of the $14,316,255 of debt outstanding under the credit facility with Pyxis; 4,358,480 shares were reserved for the potential exercise of authorized and outstanding stock options; 400,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $2.50 per share which are exercisable currently until the expiration date of August 9, 2012; 1,750,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $1.30 per share which are exercisable currently until the expiration date of March 5, 2015; and 437,158 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $0.2745 per share which are exercisable currently until the expiration date of June 29, 2017.

On August 7, 2012, at the Company’s 2012 annual meeting, the Company’s shareholders approved an amendment to the Company’s Charter affecting an increase in authorized shares of common stock from 100,000,000 to 150,000,000 shares. The Company believes that the availability of additional shares for issuance from time to time in the Board of Directors’ discretion in connection with future financings, investment opportunities, stock splits or dividends, possible acquisitions or for other corporate purposes is desirable in order to avoid repeated separate amendments to the Company’s Charter and the delay and expense incurred in holding special meetings of the stockholders to approve such amendments. The Company currently has no specific understandings, arrangements, or agreements with respect to any financings, investment opportunities, stock splits or dividends, or acquisitions or for any other corporate purposes that would require the Company to issue a material amount of new shares of common stock.

Preferred Stock

On June 29, 2012, the Company entered into an agreement with Pyxis to exchange the 5,000,000 shares of Series A Convertible Preferred Stock held for 5,000,000 shares of Series A-1 Convertible Preferred Stock and filed a new Certficate of Designation, Preferences and Rights of Preferred Stock with the State of Delaware for the Series A-1 Convertible Preferred Stock and Series B Convertible Preferred Stock. Concurrently therewith, the Company completed a financing with Delta Dental pursuant to which Delta Dental purchased 500,000 shares of Series B Convertible Preferred Stock for gross proceeds of $3,000,000. Each share of Series B Preferred Stock is convertible into approximately 21.86 shares of common stock reflecting a conversion price of $0.2745 per share. Net proceeds to the Company after fees and expenses were approximately $2.75 million. In addition, fully vested warrants to purchase 437,158 shares of common stock at an exercise price of $0.2745 per share were issued to the placement agent in the transaction. These warrants expire in five years. For purposes of determining the fair value of the warrants issued in the Preferred Stock transaction, the Black-Scholes pricing model was used with the following assumptions:

Risk-free interest rate	1%
Expected life	5 years
Expected volatility	142.36%
Dividend yield	0%

Using these assumptions, the fair value of the warrants reflected in the June 30, 2012 Statement of Stockholders’ Deficit is $104,907.

The Preferred Stock accrues dividends at the rate of 8% of the original purchase price per year, payable only when, as and if declared by the Board of Directors and are non-cumulative. To date, no dividends have been declared on these shares. If the Company declares a distribution, with certain exceptions, payable in securities of other persons, evidences of indebtedness issued by the Company or other persons, assets (excluding cash dividends) or options or rights to purchase any such securities or evidences of indebtedness, then, in each such case the holders of the Preferred Stock shall be entitled to a proportionate share of any such distribution as though the holders of the Preferred Stock were the holders of the number of shares of common stock into which their respective shares of Preferred Stock are convertible as of the record date fixed for the determination of the holders of common stock entitled to receive such distribution.

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Preferred Stock shall be entitled to receive on a pari passu basis, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its common stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such shares for each share of Preferred Stock then held by them. The liquidation preference at June 30, 2012 was $24,000,000, reflecting a liquidation preference of $18,000,000 for the Series A-1 Convertible Preferred Stock and $6,000,000 for the Series B Convertible Preferred Stock. After receiving this amount, the holders of the Preferred Stock are entitled to participate on an as-converted basis with the holders of common stock in any of the remaining assets.

Each share of Series A-1 Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of June 30, 2012, the Series A-1 Preferred Stock was convertible into 28,160,200 shares of common stock reflecting a current conversion price of $0.3196 per share. Each share of Series B Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($6.00, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of June 30, 2012, the Series B Preferred Stock was convertible into 10,928,961 shares of common stock reflecting a current conversion price of $0.2745 per share.

Each holder of Preferred Stock is entitled to vote its shares of Preferred Stock on an as-converted basis with the holders of common stock as a single class on all matters submitted to a vote of the stockholders, except as otherwise required by applicable law. This means that each share of Preferred Stock will be entitled to a number of votes equal to the number of shares of common stock into which it is convertible on the applicable record date.

Note 10—Stock-Based Compensation Arrangements

Total compensation cost that has been charged against income for stock-based compensation arrangements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock option grants beginning of period	$48,185	$44,949	$94,796	$73,600
Stock-based arrangements during the period:
Stock option grants	3	14,092	3	54,511
Restricted stock issued:
Employee stock purchase plan	169	1,450	1,332	2,855
	$48,357	$60,491	$96,131	$130,966

Stock option and restricted stock grants

The following table details stock option and restricted stock activity for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of period	2,228,067	$1.14	1,611,267	$1.54
Granted	500	0.34	781,000	0.35
Exercised	(2,500)	0.00	(2,500)	0.00
Canceled/Expired	(125,800)	0.59	(172,500)	1.18
Outstanding, end of period	2,100,267	$1.17	2,217,267	$1.15
Exercisable, end of period	1,393,217	$1.50	1,086,967	$1.75

During the six month period ended June 30, 2012, the Company granted stock options under the 2004 Employee, Director & Consultant Stock Plan. At June 30, 2012, the Company had an aggregate of 2,258,213 shares of Common Stock available for grant under this plan.

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

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are deemed to be compensatory because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. The Company’s Employee Stock Purchase plan is authorized to issue 500,000 shares. On March 31, 2012, there were 5,631 shares in the plan reserved for issuance. During the three months ended June 30, 2012, 5,628 shares were issued and the remaining shares were cancelled with the termination of the plan. At the Company’s 2012 annual meeting on August 7, 2012, the Company’s stockholders approved a new Employee Stock Purchase Plan, pursuant to which 750,000 shares of common stock are authorized to be issued. During the six months ended June 30, 2012 and 2011, employees purchased 52,158 and 64,134 shares, respectively, of common stock at a weighted-average purchase price of $0.17 and $0.26, respectively, while the weighted-average fair value was $0.20 and $0.31 per share, respectively, resulting in compensation expense of $1,332 and $2,855, respectively.

Restricted Stock Awards

Holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. Recipients of restricted stock awards are generally not required to pay any consideration to the Company for these restricted stock awards. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period. During each of the six months ended June 30, 2012 and 2011, the Company granted no restricted stock awards.

At June 30, 2012, there was approximately $217,000 of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Company’s stock plans.

Note 11—Industry Risk and Concentration

The Company develops genetic risk assessment tests and performs research for its own benefit. As of June 30, 2012, the Company has introduced four genetic risk assessment tests commercially. Commercial success of the Company’s genetic risk assessment tests will depend on their success at being deemed to be scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partner.

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

During the six months ended June 30, 2012, approximately 63% of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor.

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

During the three months ended June 30, 2012, we continued to focus our resources on conducting the large Periodontal Disease Prevention Study, PDPS, with the University of Michigan and Renaissance Health Services Corporation and the sales of our Inherent Health® brand of genetic tests and related programs. The objective of the PDPS is to improve dental care by identifying and using certain risk factors, including genetic risk factors as determined by our PST genetic test, to set preventative treatment regimens. In December 2011 we entered into an agreement with Renaissance Health Services Corporation to initiate a pilot program to determine the feasibility of marketing the PST genetic test to employees through their dental benefit package. On January 1, 2012, the test was offered to select dental group employees affiliated with Renaissance. On March 28, 2012, we jointly announced with the University of Michigan that the PDPS had been fully enrolled with approximately 5,400 consenting adults. On August 6, 2012 we announced that we had received top line preliminary results from the PDPS. The results indicate that in Low Risk patients, there was no significant difference between two dental preventive visits per year and one preventive visit per year in reducing the percentage of patients who had tooth extractions over the 16 year monitoring period; 13.8% versus 16.4% (p=.092 n.s.). In addition, results indicate that in High Risk patients, two preventive visits per year significantly reduced the percentage of patients who had extractions over a 16 year monitoring period compared to one preventive visit per year; 16.9% vs. 22.1% (p=0.002). There was also a positive relationship between number of risk factors and the percentage of patients with extractions (p<0.001). Low Risk patients (47% of the study population) were defined as non-smokers, genetically negative per our PST test and no history of diabetes. High Risk patients were defined as having one or more risk factors, PST positive, diabetes or smoking.

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

In the genetic test business, competition is in flux and the markets and customer base are not well established. Adoption of new technologies by consumers requires substantial market development and customer education. Historically, we focused on our relationship with our primary customer, Alticor, a significant direct marketing company, in order to assist us in developing the market for our products and educating our potential customers. Our challenge in 2012 and beyond will be to develop the market for our other personalized health products, such as PST. We continue to allocate considerable resources to our PST and Inherent Health® brands of genetic tests and their related programs. Due to the early stage of these initiatives, we cannot predict with certainty fluctuations we may experience in our genetic test revenues or whether revenues derived from the Merchant Network and Channel Partner Agreement with Amway Global will ever be material or if material, will be sustained in future periods.

Results of Operations

Three Months Ended June 30, 2012 and June 30, 2011

Total revenue for the three months ended June 30, 2012 was $799,000, compared to $797,000 for the three months ended June 30, 2011. Revenue in both periods is primarily attributable to sales of our Inherent Health® brand of genetic tests through our Merchant Network and Channel Partner Agreement with Amway Global. Genetic testing revenue is derived from tests sold and processed, which is driven by consumer demand.

During the three months ended June 30, 2012, 62% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global compared to 69% during the three months ended June 30, 2011. Pursuant to this agreement, Amway Global sells our genetic tests through its e-commerce web site via a hyperlink to our e-commerce site.

Cost of revenue for the three months ended June 30, 2012 was $393,000, or 49.2% of revenue, compared to $438,000, or 55.0% of revenue, for the three months ended June 30, 2011. The decrease in the cost of revenue as a percentage of revenue is primarily attributable to more efficient processing of genetic tests. We continue to work with our genetic testing supply vendors to provide more efficient materials that result in a lower cost of production.

Research and development expenses were $317,000 for the three months ended June 30, 2012, compared to $360,000 for the three months ended June 30, 2011. The decrease of $43,000, or 11.9%, in research and development expenses is primarily attributable to decreased consulting costs related to our weight management genetic test partially offset by increased compensation costs.

Selling, general and administrative expenses were $1.2 million for the three months ended June 30, 2012, compared to $1.3 million for the three months ended June 30, 2011. The decrease of $0.1 million, or 6.1%, is primarily attributable to decreased expenses related to lower compensation and sales commissions paid to Amway Global as part of our Merchant Network and Channel Partner Agreement partially offset by increased patent related legal fees, consulting and professional fees.

Interest expense was $115,000 for the three months ended June 30, 2012, as compared to $89,000 for the three months ended June 30, 2011. The increase in interest expense of $26,000 is attributable to higher borrowings on our credit facility with Pyxis.

Six Months Ended June 30, 2012 and June 30, 2011

Total revenue was $1.5 million for the six months ended June 30, 2012 and 2011. Revenue in both periods is primarily attributable to sales of our Inherent Health® brand of genetic tests through our Merchant Network and Channel Partner Agreement with Amway Global and, to a lesser extent in 2012 only, revenue recognized as part of our PST validation study with the University of Michigan and Renaissance Health Services Corporation.

During the six months ended June 30, 2012, 63% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global compared to 67% during the six months ended June 30, 2011.

Cost of revenue for the six months ended June 30, 2012 was $769,000 or 52.1% of revenue, compared to $796,000, or 52.5% of revenue, for the six months ended June 30, 2011.

Research and development expenses were $764,000 for the six months ended June 30, 2012, compared to $665,000 for the six months ended June 30, 2011. The increase of $99,000 or 14.9%, in research and development expenses is primarily attributable to increased compensation and clinical study costs partially offset by decreased consulting expenses.

Selling, general and administrative expenses were $2.3 million for the six months ended June 30, 2012, compared to $2.5 million for the six months ended June 30, 2011. The decrease of $143,000, or 5.8%, is primarily attributable to decreased compensation, promotional and insurance costs and sales commissions paid to Amway Global as part of our Merchant Network and Channel Partner Agreement expenses partially offset by increased patent related legal fees, consulting and corporate professional fees.

Interest expense was $220,000 for the six months ended June 30, 2012, as compared to $177,000 for the six months ended June 30, 2011. The increase in interest expense of $43,000 is attributable to higher borrowings on our credit facility with Pyxis.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $3.8 million. On April 13, 2012, we elected to draw down the remaining $1,316,255 available under our existing convertible credit facility. After taking into account the April 13, 2012 draw down, we have no remaining availability to borrow under the credit facility. On June 29, 2012, the due date of the credit facility was extended from June 30, 2012 to November 30, 2012. The aggregate principal amount of $14,316,255, plus interest, is due and payable in full on November 30, 2012.

Cash used in operations was $2.2 million for the six months ended June 30, 2012, as compared to $2.3 million for the six months ended June 30, 2011. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables, inventory levels, receipt of orders and the timing of payments to suppliers. Cash received from genetic test sales, which is reflected in deferred revenue until the test report is issued, increased by $146,000 to $971,000 during the six months ended June 30, 2012.

Cash used in investing activities was $5,000 for the six months ended June 30, 2012, compared to $1,681 for the six months ended June 30, 2011 and consisted of capital additions. We believe that based on current and projected volumes, our laboratory equipment is sufficient to process genetic tests and no additional material capital purchases will be needed in the foreseeable future.

Cash provided by financing activities was $4.3 million for the six months ended June 30, 2012 compared to $16,965 for the six months ended June 30, 2011. On April 13, 2012, we received $1.3 million in proceeds from the issuance of a note payable under our credit facility with Pyxis. We received no proceeds from this facility during the six months ended June 30, 2011. On June 29, 2012, we completed a financing with Delta Dental of Michigan, Inc. pursuant to which Delta Dental purchased 500,000 shares of Series B Convertible Preferred Stock for gross proceeds of $3,000,000. Each share of Series B Preferred Stock is convertible into approximately 21.86 shares of common stock reflecting a conversion price of $0.2745 per share. Net proceeds to the Company after fees and expenses were approximately $2.75 million. We received $8,810 from stock purchases through the employee stock purchase plan during the six months ending June 30, 2012 compared to $16,965 for the six months ended June 30, 2011.

The amount of cash we generate from operations is not sufficient to continue to fund and grow our business. We believe our success depends on our ability to have sufficient capital and liquidity to achieve our objectives of closing negotiations with partners and creating additional distribution channels for our genetic testing products and technology. In addition to extending our current operating line of credit we will need to raise additional capital. Even though we have historically experienced sales increases in our genetic testing business we continue to explore additional steps to reduce our operating costs. We are able to process high volumes of genetic tests in our current laboratory. We continue to reduce our cost of processing samples in our laboratory by working with our raw material vendors to make our genetic testing process more efficient resulting in lower processing costs. We have significantly reduced our research and development programs to only those that focus on technology related to agreements with potential commercial partners. We have taken steps to reduce our corporate administrative expenses by working with or seeking new vendors who offer the same service for a lower cost.

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

We expect that our current and anticipated financial resources, including the $1.3 million borrowed on April 13, 2012 under our credit facility with Pyxis and the $2.75 million in net proceeds from the sale of Series B Convertible Preferred Stock on June 29, 2012 are adequate to maintain current and planned operations at least through November 30, 2012, however, if we are not successful in additional capital raising efforts, partnering negotiations, extending the due date of our debt or in generating additional revenues, we will not be able to fund operations beyond such date. However, if the due date of the debt is extended beyond November 30, 2012, we have sufficient cash flows to fund operations through January 31, 2013. We continue to attempt to raise additional capital, seek additional streams of revenue, extend the due date of our debt and improve sales with new and existing channels. Our common stock was delisted from the NYSE Amex in 2010 and is currently trading on the OTCQB™. As a result, our access to capital through the public markets may be limited.

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

Recent Accounting Pronouncements

Please see the discussion of “Recent Accounting Pronouncements” in Note 4; Significant Accounting Policies contained in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. No new updates or other guidance issued to date by the FASB in 2012 are expected to have a material impact on the Company’s financial statements.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Please refer to the Current Report on Form 8-K filed by us with the SEC on July 2, 2012.

Item 3.       Defaults Upon Senior Securities

Not applicable.

Item 4       Mine Safety Disclosures

Not applicable.

Item 5.      Other Information.

Not applicable.

Item 6.      Exhibits.

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 28, 2000 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
3.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Delaware Secretary of State on March 5, 2003 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
3.3	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on August 5, 2003 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 12, 2003)
3.4	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on June 21, 2007 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007)
3.5	Corrected Certificate of Amendment filed with the Delaware Secretary of State on June 29, 2012 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 2, 2012 (File No. 001-32715)).
3.6	Certificate of of Elimination of the Series A Preferred Stock filed with the Delaware Secretary of State on June 29, 2012 (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on July 2, 2012 (File No. 001-32715)).
3.7	Certificate of Designations, Preferences, and Rights of Series A-1 Preferred Stock and Series B Preferred Stock filed with the Delaware Secretary of State on June 29, 2012 (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on July 2, 2012 (File No. 001-32715)).
4.1	Form of Amended and Restated Promissory Note under credit facility with Pyxis Innovations Inc. (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on July 2, 2012 (File No. 001-32715)).
10.1	First Amendment, effective as of March 31, 2012, to the Employment Agreement, dated as of November 12, 2008, by and between Interleukin Genetics, Inc. and Kenneth S. Kornman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 26, 2012 (File No. 001-32715)).
10.2	Exchange Agreement, dated June 29, 2012, between Interleukin and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 2, 2012 (File No. 001-32715)).
10.3	Stock Purchase Agreement, dated June 29, between Interleukin and Delta Dental Plan of Michigan, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on July 2, 2012 (File No. 001-32715)).
10.4	Registration Rights Agreement, dated June 29, between Interleukin and Delta Dental Plan of Michigan, Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on July 2, 2012 (File No. 001-32715)).
10.5	Fourth Amendment, dated June 29, 2012, to the Amended and Restated Note Purchase Agreement, dated March 11, 2009, between Interleukin and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on July 2, 2012 (File No. 001-32715)).

10.6	Third Amendment, dated June 29, 2012, to the Stock Purchase Agreement, dated March 3, 2003, between Interleukin and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on July 2, 2012 (File No. 001-32715)).
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from Interleukin Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Balance Sheets, (ii) the Unaudited Condensed Statements of Operations, (iii) the Unaudited Condensed Statements of Stockholders’ Equity (Deficit), (iv) the Unaudited Condensed Statements of Cash Flows, and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

*	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

3.1	Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 28, 2000 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
3.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Delaware Secretary of State on March 5, 2003 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
3.3	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on August 5, 2003 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 12, 2003)
3.4	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on June 21, 2007 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007)
3.5	Corrected Certificate of Amendment filed with the Delaware Secretary of State on June 29, 2012 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 2, 2012 (File No. 001-32715)).
3.6	Certificate of of Elimination of the Series A Preferred Stock filed with the Delaware Secretary of State on June 29, 2012 (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on July 2, 2012 (File No. 001-32715)).
3.7	Certificate of Designations, Preferences, and Rights of Series A-1 Preferred Stock and Series B Preferred Stock filed with the Delaware Secretary of State on June 29, 2012 (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on July 2, 2012 (File No. 001-32715)).
4.1	Form of Amended and Restated Promissory Note under credit facility with Pyxis Innovations Inc. (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on July 2, 2012 (File No. 001-32715)).
10.1	First Amendment, effective as of March 31, 2012, to the Employment Agreement, dated as of November 12, 2008, by and between Interleukin Genetics, Inc. and Kenneth S. Kornman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 26, 2012 (File No. 001-32715)).
10.2	Exchange Agreement, dated June 29, 2012, between Interleukin and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 2, 2012 (File No. 001-32715)).
10.3	Stock Purchase Agreement, dated June 29, between Interleukin and Delta Dental Plan of Michigan, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on July 2, 2012 (File No. 001-32715)).
10.4	Registration Rights Agreement, dated June 29, between Interleukin and Delta Dental Plan of Michigan, Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on July 2, 2012 (File No. 001-32715)).

10.5	Fourth Amendment, dated June 29, 2012, to the Amended and Restated Note Purchase Agreement, dated March 11, 2009, between Interleukin and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on July 2, 2012 (File No. 001-32715)).
10.6	Third Amendment, dated June 29, 2012, to the Stock Purchase Agreement, dated March 3, 2003, between Interleukin and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on July 2, 2012 (File No. 001-32715)).
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following materials from Interleukin Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Balance Sheets, (ii) the Unaudited Condensed Statements of Operations, (iii) the Unaudited Condensed Statements of Stockholders' Equity (Deficit), (iv) the Unaudited Condensed Statements of Cash Flows, and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

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

Interleukin Genetics, Inc.

Date: August 14, 2012	By:	/s/ Lewis H. Bender
Lewis H. Bender
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Eliot M. Lurier
Eliot M. Lurier
Chief Financial Officer
(Principal Financial Officer)

