Form 10-Q
period 2012-09-30
INTERLEUKIN GENETICS INC
filed 2012-11-14
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, par value $0.001 per share	36,761,864

INTERLEUKIN GENETICS, INC.

FORM 10-Q

 FOR THE QUARTER ENDED September 30, 2012

Smaller Reporting Company – Scaled Disclosure

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies”.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLEUKIN GENETICS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,489,156	$1,728,222
Accounts receivable from related party	8,588	2,662
Trade accounts receivable	57,334	55,892
Inventory	64,545	107,758
Prepaid expenses	265,787	217,387
Total current assets	2,885,410	2,111,921
Fixed assets, net	155,301	289,011
Intangible assets, net	427,995	514,584
Other assets	38,001	38,001
Total assets	$3,506,707	$2,953,517
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$293,076	$369,306
Accrued expenses	381,493	182,597
Deferred revenue	971,317	824,845
Notes payable	14,316,255	13,000,000
Total current liabilities	15,962,141	14,376,748

Commitments and contingencies (Note 8)

Stockholders’ deficit:

Convertible preferred stock, $0.001 par value — 6,000,000 shares authorized; 5,500,000 and 5,000,000 shares issued and outstanding at September 30, 2012 and December 31, 2011; aggregate liquidation preference of $24,000,000 at September 30, 2012	5,500	5,000
Common stock, $0.001 par value — 150,000,000 shares authorized; 36,761,864 and 36,709,706 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	36,762	36,710
Additional paid-in capital	94,009,650	91,111,640
Accumulated deficit	(106,507,346)	(102,576,581)
Total stockholders’ deficit	(12,455,434)	(11,423,231)
Total liabilities and stockholders’ deficit	$3,506,707	$2,953,517

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Genetic testing	$383,064	$731,194	$1,837,781	$2,229,757
Other	36,947	34,222	59,550	52,008
Total revenue	420,011	765,416	1,897,331	2,281,765
Cost of revenue	271,430	370,740	1,040,764	1,166,793
Gross profit	148,581	394,676	856,567	1,114,972
Operating expenses:
Research and development	245,736	324,669	1,009,449	989,287
Selling, general and administrative	1,044,567	1,086,606	3,357,327	3,542,203
Amortization of intangibles	28,863	28,863	86,590	86,590
Total operating expenses	1,319,166	1,440,138	4,453,366	4,618,080
Loss from operations	(1,170,585)	(1,045,462)	(3,596,799)	(3,503,108)
Other income (expense):
Interest income	1,637	1,030	3,240	5,337
Interest expense	(117,276)	(90,110)	(337,206)	(267,390)
Gain on disposal of assets	—	—	—	4,275
Total other income (expense)	(115,639)	(89,080)	(333,966)	(257,778)
Loss from continuing operations before income taxes	(1,286,224)	(1,134,542)	(3,930,765)	(3,760,886)
Benefit for income taxes	—	—	—	—
Loss from continuing operations	(1,286,224)	(1,134,542)	(3,930,765)	(3,760,886)
Income from discontinued operations, net of income taxes	—	—	—	158,366
Net loss	$(1,286,224)	$(1,134,542)	$(3,930,765)	$(3,602,520)
Basic and diluted net loss per common share from:
Continuing operations	$(0.03)	$(0.03)	$(0.11)	$(0.10)
Discontinued operations	—	—	—	0.00
Net loss	$(0.03)	$(0.03)	$(0.11)	$(0.10)
Weighted average common shares outstanding, basic and diluted	36,756,864	36,674,829	36,753,942	36,647,874

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2010	5,000,000	$5,000	36,594,799	$36,594	$90,851,709	$(97,551,399)	$(6,658,096)
Net loss	—	—	—	—	—	(3,602,520)	(3,602,520)
Common stock issued:
Employee stock purchase plan	—	—	89,457	90	25,484	—	25,574
Stock-based compensation expense	—	—	—	—	179,680	—	179,680
Balance as of Sept. 30, 2011	5,000,000	$5,000	36,684,256	$36,684	$91,056,873	$(101,153,919)	$(10,055,362)

Balance as of December 31, 2011	5,000,000	$5,000	36,709,706	$36,710	$91,111,640	$(102,576,581)	$(11,423,231)
Net loss	—	—	—	—	—	(3,930,765)	(3,930,765)
Private placement of preferred stock, net of offering costs of $386,030	500,000	500	—	—	2,613,470	—	2,613,970
Warrants issued in connection with private placement of preferred stock	—	—	—	—	104,907	—	104,907
Common stock issued:
Employee stock purchase plan	—	—	52,158	52	8,758	—	8,810
Stock-based compensation expense	—	—	—	—	170,875	—	170,875
Balance as of Sept. 30, 2012	5,500,000	$5,500	36,761,864	$36,762	$94,009,650	$(106,507,346)	$(12,455,434)

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,930,765)	$(3,602,520)
Income from discontinued operations	—	158,366
Loss from continuing operations	(3,930,765)	(3,760,886)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	225,299	295,548
Stock-based compensation expense	170,875	179,680
Changes in operating assets and liabilities:
Accounts receivable	(1,442)	(39,407)
Federal grant receivable	—	117,946
Receivable from related party	(5,926)	(22,303)
Inventory	43,213	42,315
Prepaid expenses and other current assets	(48,400)	31,144
Accounts payable	(76,230)	(126,558)
Accrued expenses	198,896	(193,900)
Deferred revenue	146,472	275,715
Net cash used in operating activities of discontinued operations	—	(5,875)
Net cash used in operating activities	(3,278,008)	(3,206,581)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(5,000)	(3,258)
Net cash provided by investing activities of discontinued operations	—	200,000
Net cash (used in) provided by investing activities	(5,000)	196,742
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,316,255	—
Proceeds from private placement of preferred stock	3,000,000	—
Private placement offering costs	(281,123)	—
Proceeds from employee stock purchase plan	8,810	25,574
Net cash provided by financing activities	4,043,942	25,574
Net increase (decrease) in cash and cash equivalents	760,934	(2,984,265)
Cash and cash equivalents, beginning of period	1,728,222	3,999,029
Cash and cash equivalents, end of period	$2,489,156	$1,014,764

Supplemental disclosures of cash flow information:
Cash paid for interest	$319,478	$267,390

Supplemental disclosures of non-cash investing and financing activities:
Warrants issued in connection with preferred stock financing	$104,907	$—

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2012

Note 1—Basis of Presentation

Interleukin Genetics, Inc. (“the Company”) develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive or therapeutic measures. The Company’s principal operations and markets are located in the United States.

The accompanying condensed financial statements include the accounts of the Company as of September 30, 2012 and December 31, 2011 and for the nine months ended September 30, 2012 and 2011.

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

Note 2—Operating Matters and Liquidity

The Company has experienced net operating losses since its inception through September 30, 2012, including a net loss of $3.9 million for the nine months then ended, contributing to an accumulated deficit of $106.5 million as of September 30, 2012. The Company has borrowings of $14.3 million at September 30, 2012 under its line of credit with Pyxis Innovations, Inc., an affiliate of Alticor (“Pyxis”). The line of credit matures on November 30, 2012 and management is in discussions with Pyxis to extend this date prior to such time.

The Company was successful in 2011 and 2012 in reducing costs and continues to explore additional ways to reduce operating costs, including manufacturing costs as well as general and administrative expenses however; the opportunities to do so are very limited. Cost savings were achieved through process improvements in manufacturing, reductions in personnel and the subleasing of underutilized rental space. Management believes that the current laboratory space and equipment are adequate to process high volumes of genetic tests.

On June 29, 2012, the Company completed a financing with Delta Dental of Michigan, Inc. pursuant to which Delta Dental purchased 500,000 shares of Series B Convertible Preferred Stock at a purchase price of $6.00 per share for gross proceeds of $3,000,000. Each share of Series B Preferred Stock is convertible into approximately 21.86 shares of common stock reflecting a conversion price of $0.2745 per share. Net proceeds to the Company after fees and expenses were approximately $2.7 million. In addition, fully vested warrants to purchase 437,158 shares of common stock at an exercise price of $0.2745 per share were issued to the placement agent in the transaction.

The Company’s financial statements have been prepared assuming that it will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company expects to incur additional losses during the remainder of 2012 and, accordingly, is dependent on finding additional sources of liquidity to fund its operations. Management’s plans include identifying additional sources of debt and/or equity financing, further extending the due date of its existing debt, growing its sources of revenue and further reducing expenditures. However, no assurance can be given at this time as to whether management will be able to achieve these plans. If the Company is not successful in raising additional debt or equity funding, further extending the due date of its existing debt, completing negotiations with commercial distribution partners or reducing expenditures, it will not be able to fund operations beyond November 30, 2012. However, if the due date of the debt is extended beyond November 30, 2012, the Company estimates that it would have sufficient operating cash flows to fund operations through March 31, 2013. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Prior to June 30, 2011, we reserved for estimated sales returns, discontinued items and trade promotions applicable to the non-acquired accounts resulting from our sale of substantially all of the assets of the Alan James Group business. The Company completed an analysis of all return activity since the time of sale and determined that the remaining reserve was no longer required. The adjustment is reflected in income from discontinued operations in the September 30, 2011 statement of operations.

Note 4—Significant Accounting Policies

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of September 30, 2012 and December 31, 2011, the Company has deferred genetic test revenue of $971,317 and $824,845, respectively.

Sales Commission

The Company accounts for sales commissions due to Amway Global under the Merchant Channel and Partner Agreement in accordance with SEC Staff Accounting Bulletin (“SAB”) 104. Commissions are recorded as an expense at the time they become due which is at the point of sale. Commissions were $576,000 and $762,000 for the nine months ended September 30, 2012 and 2011, respectively.

Accounts Receivable

Accounts receivable is stated at estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its commercial genetic test customers a 2% cash discount if payment is made by bank wire transfer within 10 days of the invoice date.

Inventory

Inventory is carried at lower of cost or market and no inventory reserve is deemed necessary at September 30, 2012. As the Company does not manufacture any products, no overhead costs are included in inventory. When a kit is sold, the corresponding cost of the kit is recorded as cost of goods sold and removed from inventory.

Inventory consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Raw materials	$59,580	$100,433
Finished goods	4,965	7,325
Total inventory	$64,545	$107,758

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

Significant management judgment is required in determining the Company’s provision (benefit) for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of approximately $30.5 million as of September 30, 2012, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

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

The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the three and nine months ended September 30, 2012 and 2011, respectively.

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

	As of September 30,
	2012	2011
Options outstanding	1,830,767	2,206,767
Warrants outstanding	2,187,158	2,150,000
Convertible preferred stock	39,089,161	28,160,200
Convertible debt	2,521,222	1,937,200
Total	45,628,308	34,454,167

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

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing. Cash and cash equivalents are available on demand and at times may be in excess of FDIC insurance limits. The Company believes that, as of September 30, 2012, its concentration of credit risk related to cash and cash equivalents was not significant.

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

In October 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor Inc. Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. We paid Amway Global $576,000 and $762,000 in commissions for the nine months ended September 30, 2012 and 2011, respectively, representing a percentage of net sales to their customers.

On September 21, 2012, the Company entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Pyxis Innovations Inc., the Company’s largest stockholder. Pursuant to the License Agreement, the Company has granted ABGI and its affiliates a non-exclusive license to use the technology related to Interleukin’s Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa (the “Territories”). ABGI, or a laboratory designated by ABGI, will be responsible for processing the tests, and the Company will receive a royalty for each test sold, which royalty will increase if certain pending patent applications are issued. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement. Thereafter, the term will automatically renew for additional one-year periods unless at least 60 days prior notice is delivered by either party. At September 30, 2012 no license fees have been earned from this agreement.

In connection with the execution of the License Agreement, the Company and ABGI also entered into a Professional Services Agreement (the “PSA”) pursuant to which the Company has agreed to provide services to ABGI in connection with its sale and processing of the tests within the Territories. Services will be provided pursuant to a statement of work to be entered into from time to time between the parties. Such statements of work will also specify the fees to be paid by ABGI to Interleukin for such services. The PSA has no set term and may be terminated by either party, subject to certain conditions. At September 30, 2012 no fees had been earned from this agreement.

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

On April 13, 2012, the Company borrowed the remaining $1,316,255 of available credit, leaving the full amount of $14,316,255 due on November 30, 2012. The Company is in discussions with Pyxis to extend the due date during the fourth quarter of 2012. The fair value of convertible debt is estimated to be approximately $1.9 million at September 30, 2012. The principal amount of borrowings under this credit facility is convertible at Pyxis’ election into 2,521,222 shares of common stock, reflecting a conversion price of $5.6783 per share.

Note 7—Intangible Assets

Intangible assets at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Patent costs	$1,154,523	$1,154,523
Less — Accumulated amortization	(726,528)	(639,939)
Total	$427,995	$514,584

Patent amortization was $86,590 for the nine months ended September 30, 2012 and 2011, respectively.

Patent costs, which are amortized on a straight-line basis over a 10-year life, are scheduled to amortize as follows:

Year ended December 31,

2012 (remaining three months)	$28,863
2013.	109,266
2014.	94,100
2015.	77,656
Thereafter.	118,110
$427,995

Note 8—Commitments and Contingencies

Employment Agreements

On February 14, 2011, the Company entered into an employment agreement with Lewis H. Bender, its then Chief Executive Officer. The agreement replaced and superseded the employment agreement between the Company and Mr. Bender that expired by its terms on January 22, 2011. The agreement had an initial term of one year and was automatically renewable for successive one year periods unless at least 90 days prior notice is given by either the Company or Mr. Bender. The agreement automatically renewed for a one year period on February 14, 2012. The agreement also provided that Mr. Bender would serve as a member of the Company’s Board of Directors for as long as he served as the Company’s Chief Executive Officer, subject to any required approval of the Company’s shareholders.

On August 23, 2012, Mr. Bender notified the Board of Directors of the Company of his intention to resign as the Chief Executive Officer and as a member of the Board of Directors effective immediately. In connection with his resignation, on September 14, 2012, the Company entered into a Separation Agreement with Mr. Bender. Pursuant to the terms and conditions of the Separation Agreement, Mr. Bender will receive seven months of base salary, continuation of health insurance benefits through February 28, 2013 and extension of the date through which vested options at the date of his resignation can be exercised to September 14, 2013. The costs associated with Mr. Bender’s resignation, including costs associated with the modification of stock options, are reflected in the September 30, 2012 financial statements.

On April 25, 2012, the Company executed an amendment, effective as of March 31, 2012, to the Employment Agreement dated as of November 12, 2008 by and between the Company and Kenneth S. Kornman, its then President and Chief Scientific Officer to extend the term through November 30, 2012. In connection with Mr. Bender’s resignation on August 23, 2012, the Board of Directors appointed Dr. Kornman as Chief Executive Officer in addition to his role as President and Chief Scientific Officer. The Board of Directors also appointed Dr. Kornman as a director to fill the vacancy created by Mr. Bender’s resignation.

Operating Lease

The Company leases its office and laboratory space under a non-cancelable operating lease expiring on March 31, 2014. In May 2010, the Company completed a sublease of approximately 6,000 square feet of underutilized office and laboratory space which successfully reduced our total space operating costs. The sublease expires on March 31, 2013 and has a one year renewal option. On September 26, 2012, the sublease was extended to March 31, 2014. Rent expense, net of the benefit of the sublease, was $253,000 and $243,000 for the nine months ended September 30, 2012 and 2011, respectively.

Note 9—Capital Stock

Authorized Preferred and Common Stock

At September 30, 2012, the Company had authorized 6,000,000 shares of $0.001 par value preferred stock, of which 5,000,000 shares, designated as Series A-1 Convertible Preferred Stock, were issued and outstanding and 500,000 shares, designated as Series B Convertible Preferred Stock, were issued and outstanding (collectively, the “Preferred Stock”). At September 30, 2012, the Company had authorized 150,000,000 shares of $0.001 par value common stock of which 85,667,885 shares were outstanding or reserved for issuance. Of those, 36,761,864 shares were outstanding; 39,089,161 shares were reserved for the conversion of the outstanding Preferred Stock to common stock; 2,521,222 shares were reserved for the conversion of the $14,316,255 of debt outstanding under the credit facility with Pyxis; 4,358,480 shares were reserved for the potential exercise of outstanding stock options and for shares of common stock available for future grants under our stock plan; 750,000 shares were reserved for the potential exercise of rights held under the Employee Stock Purchase Plan; 1,750,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $1.30 per share which are exercisable currently until the expiration date of March 5, 2015; and 437,158 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $0.2745 per share which are exercisable currently until the expiration date of June 29, 2017.

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

Preferred Stock

On June 29, 2012, the Company entered into an agreement with Pyxis to exchange the 5,000,000 shares of Series A Convertible Preferred Stock held by Pyxis for 5,000,000 shares of Series A-1 Convertible Preferred Stock and filed a new Certificate of Designation, Preferences and Rights of Preferred Stock with the State of Delaware for the Series A-1 Convertible Preferred Stock and Series B Convertible Preferred Stock. Concurrently therewith, the Company completed a financing with Delta Dental pursuant to which Delta Dental purchased 500,000 shares of Series B Convertible Preferred Stock for gross proceeds of $3,000,000. Each share of Series B Preferred Stock is convertible into approximately 21.86 shares of common stock reflecting a conversion price of $0.2745 per share. Net proceeds to the Company after fees and expenses were approximately $2.7 million. In addition, fully vested warrants to purchase 437,158 shares of common stock at an exercise price of $0.2745 per share were issued to the placement agent in the transaction. These warrants expire in five years. For purposes of determining the fair value of the warrants issued in the Preferred Stock transaction, the Black-Scholes pricing model was used with the following assumptions:

Risk-free interest rate	1%
Expected life	5 years
Expected volatility	142.36%
Dividend yield	0%

Using these assumptions, the fair value of the warrants reflected in the September 30, 2012 Statement of Stockholders’ Deficit is $104,907.

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Preferred Stock shall be entitled to receive on a pari passu basis, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its common stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such shares for each share of Preferred Stock then held by them. The liquidation preference at September 30, 2012 was $24,000,000, reflecting a liquidation preference of $18,000,000 for the Series A-1 Convertible Preferred Stock and $6,000,000 for the Series B Convertible Preferred Stock. After receiving this amount, the holders of the Preferred Stock are entitled to participate on an as-converted basis with the holders of common stock in any of the remaining assets.

Each share of Series A-1 Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($1.80, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of September 30, 2012, the Series A-1 Preferred Stock was convertible into 28,160,200 shares of common stock reflecting a current conversion price of $0.3196 per share. Each share of Series B Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($6.00, and subject to further adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of September 30, 2012, the Series B Preferred Stock was convertible into 10,928,961 shares of common stock reflecting a current conversion price of $0.2745 per share.

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

Note 10—Stock-Based Compensation Arrangements

Total compensation cost that has been charged against income for stock-based compensation arrangements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock option grants beginning of period	$73,507	$33,315	$168,294	$106,915
Stock-based arrangements during the period:
Stock option grants	1,238	13,879	1,249	68,390
Restricted stock issued:
Employee stock purchase plan	—	1,519	1,332	4,375
	$74,745	$48,713	$170,875	$179,680

In connection with the resignation of the Company’s former Chief Executive Officer, the Company as part of the Separation Agreement agreed to extend the expiration date of vested options until September 14, 2013. This change resulted in a modification of stock option terms per ASC 718 resulting in an additional stock compensation cost of $102,307, reflected in the September 30, 2012 financial statements. See Note 8.

Stock option and restricted stock grants

The following table details stock option and restricted stock activity for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of period	2,228,067	$1.14	1,611,267	$1.54
Granted	81,000	0.45	781,000	0.35
Exercised	(2,500)	0.00	(2,500)	0.00
Canceled/Expired	(475,800)	0.55	(183,000)	1.23
Outstanding, end of period	1,830,767	$1.27	2,206,767	$1.15
Exercisable, end of period	1,397,767	$1.49	1,081,117	$1.75

At September 30, 2012, the Company had an aggregate of 2,527,713 shares of common stock available for grant under this plan.

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

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are deemed to be compensatory because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the three months ended June 30, 2012, the remaining shares were cancelled with the termination of the plan. At the Company’s 2012 annual meeting on August 7, 2012, the Company’s stockholders approved a new Employee Stock Purchase Plan, pursuant to which 750,000 shares of common stock are authorized to be issued. During the nine months ended September 30, 2012 and 2011, employees purchased 52,158 and 89,457 shares, respectively, of common stock at a weighted-average purchase price of $0.17 and $0.29, respectively, while the weighted-average fair value was $0.20 and $0.34 per share, respectively, resulting in compensation expense of $1,332 and $4,375, respectively.

Restricted Stock Awards

Holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. Recipients of restricted stock awards are generally not required to pay any consideration to the Company for these restricted stock awards. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period. During each of the nine months ended September 30, 2012 and 2011, the Company granted no restricted stock awards.

At September 30, 2012, there was approximately $139,000 of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Company’s stock plans.

Note 11—Industry Risk and Concentration

The Company develops genetic risk assessment tests and performs research for its own benefit. As of September 30, 2012, the Company has introduced four genetic risk assessment tests commercially. Commercial success of the Company’s genetic risk assessment tests will depend on their success at being deemed to be scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partner.

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

During the nine months ended September 30, 2012, approximately 65% of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included elsewhere in this document.

General Overview and Trends

Interleukin Genetics, Inc. is a personalized health molecular diagnostics company that develops unique genetic tests for specific health needs. Our overall mission is to provide test products that can help individuals improve or maintain their health through preventive measures, lifestyle changes or therapeutic interventions. Our vision is to use the science of applied genetics to empower physicians, dentists and individuals to better understand the set of actions and steps necessary to guide the best preventative and treatment options. We believe that our genetic tests can also help consumer companies provide better and more targeted products, and can assist pharmaceutical companies to improve drug development outcomes.

During the three months ended September 30, 2012, we continued to focus our resources on the sales of our Inherent Health® brand of genetic and on the commercialization of our PST genetic test with the goal of eventually partnering with dental insurance payors to reshape the prevention of periodontal disease. With respect to our PST test, we have been focused on completing the large Periodontal Disease Prevention Study, or PDPS, with the University of Michigan and Renaissance Health Services Corporation, or RHSC, that was initiated in August 2010. Most dental insurance plans now reimburse for two cleanings per year although there is little or no evidence that supports the need for two cleanings per year in adults. In addition, the Center for Disease Control recommends that risk status should determine cleaning intervals. The objective of the PDPS is to improve dental care by identifying and using certain risk factors, including genetic risk factors as determined by our PST genetic test, to set preventative treatment regimens. On March 28, 2012, we jointly announced with the University of Michigan that the PDPS had been fully enrolled with approximately 5,400 consenting adults and on August 6, 2012, we announced that we had received top line results from the PDPS. These results indicate that in Low Risk patients, there was no significant difference between two dental preventive visits per year and one preventive visit per year in the percentage of patients who had tooth extractions over the 16 year monitoring period; 13.8% versus 16.4% (p=.092 n.s.). In addition, these results indicate that in High Risk patients, two preventive visits per year significantly reduced the percentage of patients who had extractions over a 16 year monitoring period compared to one preventive visit per year; 16.9% vs. 22.1% (p=0.002). There was also a positive relationship between number of risk factors and the percentage of patients with extractions (p<0.001). Low Risk patients (47% of the study population) were defined as non-smokers, genetically negative per our PST test and no history of diabetes. High Risk patients were defined as having one or more risk factors, PST positive, diabetes or smoking.

RHSC is an affiliation of eight Delta Dental insurance corporations with over 8 million covered lives. RHSC also sells a Renaissance branded dental insurance product for individuals and groups that currently covers an additional 120,000 lives. RHSC will continue to pilot test the genetic test in 2013 and plans to introduce a PST based insurance product in 2014. The new benefit plan would include a PST test and will reimburse for one cleaning per year as standard unless a patient is High Risk. We are currently in discussions with RHSC with respect to reimbursement of the test. We believe that employers would be incentivized to adopt new plans that lower costs while providing comparable care. In all, the Delta Dental brand covers approximately 58 million lives in the United States. There is no assurance that we will be able to reach agreement on reimbursement of the test with RHSC or any other insurer on reasonable terms or at all. In addition, there is no assurance that the new plans will ever be accepted by the market or that we will ever receive significant revenues from the sale of our PST tests.

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

Sales of our genetic tests are driven primarily by the marketing efforts of Amway Global, related to our Weight Management Genetic Test. In addition, we continue to see sales of our other genetic tests through our Merchant Network and Channel Partner Agreement with Amway Global. On September 21, 2012, We entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Pyxis Innovations Inc. (“Pyxis”), the Company’s largest stockholder. Pursuant to the License Agreement, the Company has granted ABGI and its affiliates a non-exclusive license to use the technology related to Interleukin’s Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa. ABGI, or a laboratory designated by ABGI, will be responsible for processing the tests, and the Company will receive a royalty for each test sold, which royalty will increase if certain pending patent applications are issued. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement. Thereafter, the term will automatically renew for additional one-year periods unless at least 60 days prior notice is delivered by either party. At September 30, 2012 no license fees have been earned from this agreement.

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

Results of Operations

Three Months Ended September 30, 2012 and September 30, 2011

Total revenue for the three months ended September 30, 2012 was $420,000, compared to $765,000 for the three months ended September 30, 2011. The decrease in revenue of $345,000, or 45.1% is primarily attributable to a decrease in genetic tests returned and processed and lower sales of our Inherent Health® brand of genetic tests through our Merchant Network and Channel Partner Agreement with Amway Global. Genetic testing revenue is derived from tests sold and processed, which is driven by consumer demand.

During the three months ended September 30, 2012, 70% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global compared to 66% during the three months ended September 30, 2011. Pursuant to this agreement, Amway Global sells our genetic tests through its e-commerce web site via a hyperlink to our e-commerce site.

Cost of revenue for the three months ended September 30, 2012 was $271,000, or 64.6% of revenue, compared to $371,000, or 48.4% of revenue, for the three months ended September 30, 2011. The increase in the cost of revenue as a percentage of revenue is primarily attributable to a lower amount of tests processed offset in part by more efficient costs associated with the processing of genetic tests. We continue to work with our genetic testing supply vendors to provide more efficient materials that result in a lower cost of production.

Research and development expenses were $246,000 for the three months ended September 30, 2012, compared to $325,000 for the three months ended September 30, 2011. The decrease of $79,000, or 24.3%, in research and development expenses is primarily attributable to decreased consulting costs related to our weight management genetic test partially offset by increased compensation costs.

Selling, general and administrative expenses were $1.0 million for the three months ended September 30, 2012, compared to $1.1 million for the three months ended September 30, 2011. The decrease of $42,000, or 3.9%, is primarily attributable to decreased expenses related to lower patent related legal fees, insurance, consulting and sales commissions paid to Amway Global as part of our Merchant Network and Channel Partner Agreement partially offset by increased professional fees and employee separation costs.

Interest expense was $117,000 for the three months ended September 30, 2012, as compared to $90,000 for the three months ended September 30, 2011. The increase in interest expense of $27,000 is attributable to higher borrowings on our credit facility with Pyxis.

Nine Months Ended September 30, 2012 and September 30, 2011

Total revenue was $1.9 million for the nine months ended September 30, 2012 compared to $2.3 million for the nine months ended September 30, 2011. The decrease in revenue of $384,000, or 16.8% is primarily attributable to a decrease in genetic tests returned and processed and lower sales of our Inherent Health® brand of genetic tests through our Merchant Network and Channel Partner Agreement with Amway Global and, to a lesser extent in 2012 only, revenue recognized as part of our PST validation study with the University of Michigan and RHSC. Cash received from genetic test sales is reflected as deferred revenue until the test report is issued. Deferred revenue increased by $146,000 to $971,000 at September 30, 2012 as compared to deferred revenue of $825,000 at December 31, 2011. Genetic testing revenue is derived from tests sold and processed, which is driven by consumer demand.

During the nine months ended September 30, 2012, 65% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global compared to 66% during the nine months ended September 30, 2011.

Cost of revenue for the nine months ended September 30, 2012 was $1.0 million or 54.9% of revenue, compared to $1.2 million, or 51.1% of revenue, for the nine months ended September 30, 2011. The increase in the cost of revenue as a percentage of revenue is primarily attributable to a lower number of tests processed offset in part by more efficient costs associated with the processing of genetic tests. We continue to work with our genetic testing supply vendors to provide more efficient materials that result in a lower cost of production.

Research and development expenses were $1.0 million for the nine months ended September 30, 2012 and September 30, 2011. Changes in research and development expenses are primarily attributable to increased compensation and clinical study costs partially offset by decreased consulting expenses.

Selling, general and administrative expenses were $3.4 million for the nine months ended September 30, 2012, compared to $3.5 million for the nine months ended September 30, 2011. The decrease of $185,000, or 5.2%, is primarily attributable to decreased expenses related to lower patent related legal fees, insurance, consulting and sales commissions paid to Amway Global as part of our Merchant Network and Channel Partner Agreement partially offset by increased professional fees and employee separation costs.

Interest expense was $337,000 for the nine months ended September 30, 2012, as compared to $267,000 for the nine months ended September 30, 2011. The increase in interest expense of $70,000 is attributable to higher borrowings on our credit facility with Pyxis.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $2.5 million. We have no remaining availability to borrow under the credit facility with Pyxis. The due date of the credit facility has been extended numerous times, most recently from June 30, 2012 to November 30, 2012. The aggregate principal amount of $14,316,255, plus interest, is due and payable in full on November 30, 2012. The Company is in discussions with Pyxis to extend the due date during the fourth quarter of 2012.

Cash used in operations was $3.3 million for the nine months ended September 30, 2012, as compared to $3.2 million for the nine months ended September 30, 2011. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables, inventory levels, receipt of orders and the timing of payments to suppliers. Cash received from genetic test sales, which is reflected in deferred revenue until the test report is issued, increased by $146,000 to $971,000 during the nine months ended September 30, 2012.

Cash used in investing activities was $5,000 for the nine months ended September 30, 2012, compared to $197,000 for the nine months ended September 30, 2011. Fixed assets purchases were $5,000 for the nine months ended September 30, 2012 compared to $3,000 for the nine months ended September 30, 2011. During the nine months ended September 30, 2011, the $0.2 million in other current assets at December 31, 2010 representing a receivable from Nutraceutical Corporation in connection with the transaction in July 2009 was received on July 1, 2011. We believe that based on current and projected volumes, our laboratory equipment is sufficient to process genetic tests and no additional material capital purchases will be needed in the foreseeable future.

Cash provided by financing activities was $4.0 million for the nine months ended September 30, 2012 compared to $26,000 for the nine months ended September, 2011. On April 13, 2012, we received $1.3 million in proceeds from the issuance of a note payable under our credit facility with Pyxis. On June 29, 2012, we completed a financing with Delta Dental of Michigan, Inc. pursuant to which Delta Dental purchased 500,000 shares of Series B Convertible Preferred Stock for gross proceeds of $3,000,000. Each share of Series B Preferred Stock is convertible into approximately 21.86 shares of common stock reflecting a conversion price of $0.2745 per share. Net proceeds to the Company after fees and expenses were approximately $2.7 million. We received $8,800 from stock purchases through the employee stock purchase plan during the nine months ended September 30, 2012 compared to $26,000 for the nine months ended September 30, 2011.

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

We expect that our current and anticipated financial resources, including the $1.3 million borrowed on April 13, 2012 under our credit facility with Pyxis and the $2.7 million in net proceeds from the sale of Series B Convertible Preferred Stock on June 29, 2012 are adequate to maintain current and planned operations through November 30, 2012, the due date of our debt with Pyxis. If we are not successful in extending the due date of this debt, we will not be able to fund operations beyond November 30, 2012.If the due date of the debt is extended beyond November 30, 2012, we have sufficient cash flows to fund operations through March 31, 2013, however, if we are not successful in additional capital raising efforts, partnering negotiations, or in generating additional revenue, we will not be able to fund operations beyond such date. We continue to attempt to raise additional capital, seek additional streams of revenue, extend the due date of our debt and improve sales with new and existing channels. Our common stock was delisted from the NYSE Amex in 2010 and is currently trading on the OTCQB™. As a result, our access to capital through the public markets may be limited.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Exhibit

10.1@	License Agreement, dated September 21, 2012, between Access Business Group International LLC and Interleukin Genetics, Inc.
10.2	Professional Services Agreement, dated September 21, 2012, between Access Business Group International LLC and Interleukin Genetics, Inc.
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from Interleukin Genetics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Balance Sheets, (ii) the Unaudited Condensed Statements of Operations, (iii) the Unaudited Condensed Statements of Stockholders’ (Deficit), (iv) the Unaudited Condensed Statements of Cash Flows, and (v) Notes to Unaudited Condensed Financial Statements.

@	Confidential portions of this document have been filed separately with the SEC pursuant to a request for confidential treatment.

*	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interleukin Genetics, Inc.

Date: November 14, 2012	By:	/s/ Kenneth S. Kornman
Kenneth S. Kornman
Chief Executive Officer, President and Chief
Scientific Officer
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Eliot M. Lurier
Eliot M. Lurier
Chief Financial Officer
(Principal Financial Officer)

