Form 10-K/A
period 2012-12-31
INTERLEUKIN GENETICS INC
filed 2013-04-29
CIK 1037649

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

As of April 15, 2013 there were 36,780,208 shares of the registrant’s Common Stock and 5,500,000 shares of the registrant’s Preferred Stock, issued and outstanding.

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Interleukin Genetics, Inc. (the “Registrant”) for the year ended December 31, 2012 as filed on March 28, 2013 (the “Original Form 10-K”) is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15(a)(3) of Part IV, no other information included in the Original Form 10-K is amended or changed by this Amendment.

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

FOR THE YEAR ENDED DECEMBER 31, 2012

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT AND CORPORATE GOVERNANCE

The Board of Directors and Management

We are managed under the direction of our Board of Directors. Our Board of Directors currently consists of six directors. Pursuant to our charter, as long as 40% of the originally issued shares of Series A-1 Preferred Stock remain outstanding, the holders of our Series A-1 Preferred Stock, voting together as a class, are entitled to elect up to three directors to our Board of Directors (the “Series A-1 Directors”). Each of the Series A-1 Directors is nominated and elected by Pyxis Innovations Inc. (“Pyxis”), as the sole holder of shares of our Series A-1 Preferred Stock. At December 31, 2012, James M. Weaver, Roger C. Colman and Thomas R. Curran were the Series A-1 Directors. Mr. Curran resigned from the Board of Directors on March 28, 2013 and has not yet been replaced by Pyxis. Pursuant to our charter, as long as 40% of the originally issued shares of Series B Preferred Stock remain outstanding, the holders of Series B Preferred Stock, voting together as a class, shall be entitled to elect one director to our Board of Directors (the “Series B Director”). The Series B Director is nominated and elected by Delta Dental Plan of Michigan, Inc., as the sole holder of shares of our Series B Preferred Stock. Goran Jurkovic is the current Series B Director. Our Board of Directors currently includes three directors who are not Series A-1 or Series B Directors and who are classified into three classes as follows: (1) Mary E. Chowning serves as a Class III director with a term ending at the 2015 annual meeting, (2) William C. Mills III, serves as a Class I director with a term ending at the 2013 annual meeting, and (3) Kenneth S. Kornman serves as a Class II director with a term ending at the 2014 annual meeting.

Set forth below are the names of our directors and our executive officers, their ages, their position in the company, their principal occupations or employment for at least the past five years, the length of their tenure as directors and, for our directors, the names of other public companies in which they hold or heave held directorships during the past five years.

Name	Age	Position with the Company

Kenneth S. Kornman, DDS, Ph.D.	65	Chief Executive Officer, President and Chief Scientific Officer and Director
Eliot M. Lurier	55	Chief Financial Officer & Treasurer
James M. Weaver	49	Director and Chairman of the Board (Series A-1 Director)
Mary E. Chowning (1)(2)	51	Director
Roger C. Colman (2)(3)	59	Director (Series A-1 Director)
Goran Jurkovic (1)	42	Director (Series B Director)
William C Mills III (1)(3)	57	Director

(1)	Member of our Audit Committee
(2)	Member of our Nominating Committee
(3)	Member of our Compensation Committee

KENNETH S. KORNMAN, DDS, Ph.D. is our Chief Executive Officer, co-founder, President and Chief Scientific Officer. In connection with our former Chief Executive Officer’s resignation on August 23, 2012, the Board of Directors appointed Dr. Kornman as Chief Executive Officer in addition to his role as President and Chief Scientific Officer. The Board of Directors also appointed Dr. Kornman as a director to fill the vacancy created by the former Chief Executive Officer’s resignation. Prior to founding the Company in 1986, Dr. Kornman was a Department Chairman and Professor at The University of Texas Health Center at San Antonio. He has also been a consultant and scientific advisor for many major oral care and pharmaceutical companies. Dr. Kornman currently holds an academic appointment at Harvard University. He holds multiple patents in the pharmaceutical area, has published three books and more than 125 scientific papers and has lectured and consulted worldwide on the transfer of technology to clinical practice. Dr. Kornman also holds an MS (Periodontics) and Ph.D. (Microbiology-Immunology) from the University of Michigan. Our Board of Directors has concluded that Dr. Kornman should serve as a director as of the date of this report because of his prior executive management experience, his scientific expertise and his knowledge of the dental and biotechnology industries. Dr. Kornman has not served on any other public company boards in the past five years.

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

JAMES M. WEAVER joined the Board of Directors in July 2007 and was appointed Chairman of the Board in September 2007. He is Vice President of Alticor Corporate Enterprises, a member of the Alticor Inc. family of companies, which is engaged in the principal business of offering products, business opportunities, and manufacturing and logistics services in more than 80 countries and territories worldwide. In this role, Mr. Weaver is responsible for managing the current portfolio of Alticor’s companies and directs its acquisition and growth. Prior to joining Alticor, Mr. Weaver worked for X-Rite Inc. where he held various leadership positions, including Senior Vice President and General Manager, Vice President of marketing and software development, Vice President of marketing and product development, as well as lead executive on several acquisitions. Mr. Weaver also founded and held the position of President and Chief Executive Officer of Bold Furniture Inc, and has held various leadership positions at Steelcase Inc. and Bissell Inc. Mr. Weaver received a Bachelor’s degree in general studies from the University of Michigan in Ann Arbor and serves on several non-profit and private company boards. Our Board of Directors has concluded that Mr. Weaver should serve as a director as of the date of this report because of his prior senior management experience and judgment and his extensive sales and marketing experience in the consumer product industry. Mr. Weaver has not served on any other public company boards in the past five years.

MARY E. CHOWNING joined the Board of Directors in July 2008. From January 2012 to January 2013, she served as Chief Financial Officer of Metagenics, Inc., an affiliate of Alticor Inc. Since January 2013, Ms. Chowning has served as the Chief Operating Officer and Chief Financial Officer of Metagenics, Inc. Ms. Chowning served as President of the McCue Corporation from January 2010 to November 2011. From May 2008 to December 2009 Ms. Chowning was the managing partner of Colonnade Consulting LLC. Ms. Chowning served as Vice President, Chief Financial Officer and Secretary of X-Rite Inc., from July 2003 to July 2006. Ms. Chowning served as an Executive Vice President, Chief Financial Officer and Secretary of X-Rite Inc., from July 2006 to March 2008 and also served as its Principal Accounting Officer from July 2003 to March 2008. Ms. Chowning retired from X-Rite Inc. in April 2008. Prior to X-Rite, she co-founded the Wind River group of companies and served as its Managing Member, as well as its Chief Financial Officer for four years. Ms. Chowning began her career with Arthur Andersen LLP and spent 14 years in Public Accounting where she served in various positions of increasing responsibility with public and private clients in manufacturing, consumer products, technology and various service industries. She was made a Partner in the firm in 1996. Ms. Chowning is a graduate of the University of California where she holds a Bachelor of Arts in Economics. She is a Certified Public Accountant in California and a member of the American Institute of Certified Public Accountants. Our Board of Directors has concluded that Ms. Chowning should serve as a director as of the date of this report because of her prior executive management experience, judgment, public company experience and financial expertise. Ms. Chowning has not served on any other public company boards in the past five years.

ROGER C. COLMAN joined the Board of Directors in March 2011. Mr. Colman is Vice President of Corporate Development for Alticor Corporate Enterprises a member of the Alticor family of companies. He joined Alticor in 1994 from Readi-Bake, Inc., where he held positions as an operations and distribution executive. Mr. Colman earned a Bachelor of Science degree and a Master’s of Business Administration degree from Grand Valley State University in Allendale, Michigan. Our Board of Directors has concluded that Mr. Colman should serve as a director as of the date of this report because of his prior executive management experience, including assisting Amway affiliate operations in over 30 countries in diverse roles which included business process improvement and strategic planning, and prior experience serving on corporate boards. Mr. Colman has not served on any other public company boards in the past five years.

GORAN JURKOVIC, Mr. Jurkovic joined the Board of Directors as a Series B Director effective June 29, 2012. Mr. Jurkovic.is senior vice president and chief financial officer for Delta Dental of Michigan. Prior to that, he served as controller, where he has overseen the organization’s financial operations since 2004. Mr. Jurkovic began his career at Delta Dental in 1999 and was responsible for directing the operations of the Accounting and Finance department. Before joining Delta Dental, Mr. Jurkovic was an audit associate with Plante & Moran, PLLC, a public accounting firm headquartered in Southfield, Michigan. He received a Bachelor’s degree in accounting from Michigan State University and became a certified public accountant in 1996. He is a member of the American Institute of Certified Public Accountants and the Michigan Association of Certified Public Accountants. Our Board of Directors has concluded that Mr. Jurkovic should serve as a director as of the date of this report because of his prior executive management,strategic planning and financial expertise. Mr. Jurkovic has not served on any other public company boards in the past five years.

WILLIAM C. MILLS III joined the Board of Directors in April 2010. Since April 12, 2013 he has served as Interim CEO of Stereotaxis Inc., and is an independent venture capitalist with over 32 years of experience in venture capital. From 2004 until 2009, Mr. Mills was a managing member of a management company conceived by EGS Healthcare Capital Partners to manage EGS Private Healthcare Partnership III. Earlier, Mr. Mills was a Partner in the Boston office of Advent International, a private equity and venture capital firm, for five years. At Advent, he was co-responsible for healthcare venture capital investments and focused on investments in the medical technology and biopharmaceutical sectors. Before joining Advent, Mr. Mills spent more than 11 years with the Venture Capital Fund of New England where he was a General Partner. Prior to that, he spent seven years at PaineWebber Ventures/Ampersand Ventures as Managing General Partner. Currently, he Chairman of the Board of Managers of Ascension Health Ventures. Mr. Mills received his A.B. in Chemistry, cum laude, from Princeton University, his S.M. in Chemistry from the Massachusetts Institute of Technology and his M.S. in Management from MIT’s Sloan School of Management. Our Board of Directors has concluded that Mr. Mills has significant experience serving on the boards of growing companies in the medical technology and biotechnology fields. This experience, coupled with his scientific and technical expertise, provides valuable knowledge regarding the Company’s intellectual property, regulatory, and compliance activities. Mr. Mills currently serves as Chairman of the Board of Directors of Stereotaxis, Inc., a publicly traded medical device company. Mr. Mills has not served on any other public company boards in the past five years.

Procedures by which Stockholders may Nominate Directors

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Audit Committee and Financial Experts

Our Audit Committee currently consists of Mary E. Chowning (Chair), Goran Jurkovic. and William C. Mills III. Our Audit Committee met five times during the fiscal year ended December 31, 2012. Our Audit Committee is responsible for retaining and overseeing our independent accountants, approving the services performed by them and reviewing our annual financial statements, accounting policies and our system of internal controls. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and the NYSE Amex, as such standards apply specifically to members of audit committees. The Board of Directors has determined that Ms. Chowning is an “audit committee financial expert” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. A copy of the Audit Committee’s written charter is publicly available on the “Investors-Corporate Governance-Committees” section of our website at www.ilgenetics.com.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis.

CODE OF CONDUCT AND ETHICS

We have adopted a corporate code of conduct and ethics that applies to all of our employees, including our chief executive officer and chief financial officer. The text of the corporate code of conduct and ethics is publicly available on our website at www.ilgenetics.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be posted on the “Investors-Corporate Governance” section of our website at www.ilgenetics.com or included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation awarded or paid to, accrued or earned during the fiscal years ended December 31, 2012 and 2011 by our former Chief Executive Officer, our current Chief Executive Officer and our next two most highly compensated executive officers who were employed by us as of December 31, 2012. We refer to these individuals as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Lewis H Bender	2012	$227,539	$—	$—	$—	$—	$—	$209,802	$437,341
Former Chief Executive Officer(4)	2011	$340,000	$—	$—	$138,936	$—	$—	$1,500	$480,436

Kenneth S. Kornman	2012	$363,296	$—	$—	$102,000	$—	$—	$3,296	$468,592
Chief Executive Officer, President and Chief Scientific Officer	2011	$360,000	$—	$—	$39,801	$—	$—	$3,296	$403,097

Eliot M. Lurier	2012	$250,000	$—	$—	$68,000	$—	$—	$1,500	$319,500
Chief Financial Officer	2011	$244,201	$—	$—	$31,250	$—	$—	$1,500	$276,951

(1)	See Note 12 to our Financial Statements reported in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012 for details as to the assumptions used to determine the fair value of the stock awards and option grants.

(2)	Amounts represent the grant date fair value of stock awards and option grants. The 2011 option award amount for Mr. Bender consists of the grant date fair value of options for 500,000 shares, granted in February 2011. The 2011 and 2012 option award amounts for Dr. Kornman consists of the grant date fair value of options for 100,000 and 300,000 shares granted in May 2011 and December 2012, respectively. The 2011 and 2012 option award amounts for Mr. Lurier consists of the grant date fair value of options for 100,000 and 200,000 shares granted in March 2011 and December 2012, respectively.

(3)	For Mr. Bender, 2012 amount consists of $181,168 paid in 2012 and $28,634 paid in 2013 under the severance agreement entered into on September 14, 2012. Mr. Bender received a $1,500 401K company contribution in 2011. Dr. Kornman received reimbursement of $3,296 for life insurance in 2011 and 2012, respectively. Mr. Lurier received a $1,500 401K company contribution in 2011 and 2012, respectively.

(4)	Mr. Bender resigned effective August 23, 2012.

Narrative Disclosure to Summary Compensation Table

The compensation paid to our named executive officers in 2012 summarized in our Summary Compensation Table above is generally determined in accordance with employment agreements that we have entered into with each of our named executive officers. The material terms of these agreements are discussed under the caption “Employment Agreements” below.

Outstanding Equity Awards at Fiscal Year-End

The following table shows stock option awards outstanding (vested and unvested) and unvested stock awards outstanding as of December 31, 2012, including both awards subject to performance conditions and non-performance-based awards, for each of the executive officers in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Lewis H. Bender	400,000	—	—	$1.06	9/14/2013	—	—	—	—
	100,000	—	—	$0.89	9/14/2013	—	—	—	—
	250,000	—	—	$0.32	9/14/2013	—	—	—	—

Kenneth S. Kornman	30,000	—	—	$1.65	3/23/2013	—	—	—	—
	30,000	—	—	$4.70	12/11/2013	—	—	—	—
	150,000	—	—	$4.70	12/11/2013	—	—	—	—
	30,000	—	—	$3.65	12/14/2014	—	—	—	—
	20,000	5,000	—	$1.40	4/2/2018	—	—	—	—
	75,000	—	—	$0.48	11/12/2018	—	—	—	—
	12,000	18,000	—	$0.745	4/06/2020	—	—	—	—
	25,000	75,000	—	$0.46	5/06/2021	—	—	—	—
	—	300,000	—	$0.34	12/21/2022	—	—	—	—

Eliot M. Lurier	32,000	8,000	—	$1.49	4/30/2018	—	—	—	—
	18,000	12,000	—	$0.27	3/13/2019	—	—	—	—
	24,000	36,000	—	$0.745	4/6/2020	—	—	—	—
	25,000	75,000	—	$0.36	3/23/2021	—	—	—	—
	—	200,000	—	$0.34	12/21/2022	—	—	—	—

Employment Agreements

Lewis H. Bender

Effective as of January 22, 2008, we entered into a two-year employment agreement with Lewis H. Bender for the position of Chief Executive Officer that provided for automatic annual renewal terms. The agreement also provided that Mr. Bender would serve as a member of our Board of Directors for as long as he served as our Chief Executive Officer. The agreement provided for a minimum annual base salary of $340,000, a sign-on bonus of up to $35,000 payable over the first six months of employment and annual, discretionary bonuses of up to 50% of his base salary based upon our financial performance. In addition, the agreement provided for the reimbursement of Mr. Bender’s relocation and living expenses for the first twelve months of employment. Upon hire, Mr. Bender was also granted an option to purchase 500,000 shares of our common stock at an exercise price equal to $1.06, the closing price as reported on the NYSE Amex on the effective date of the agreement, which option was to vest in equal annual installments on the option grant date and February 1 of each of the years 2009, 2011, 2012, and 2013.

On January 21, 2010, we entered into a one-year employment agreement with Mr. Bender to continue as our Chief Executive Officer. The agreement replaced and superseded the employment agreement entered into on January 22, 2008. The agreement had an initial term of one year and was automatically renewable for successive one year periods unless at least 90 days prior notice was given by either us or Mr. Bender. The agreement also provided that Mr. Bender would serve as a member of our Board of Directors for as long as he served as our Chief Executive Officer, subject to any required approval of our shareholders. The agreement provided for the continuation of Mr. Bender’s annual base salary of $340,000 and an annual discretionary bonus of up to 50% of base salary based upon our financial performance. Under the terms of the agreement, Mr. Bender was granted an option to purchase 100,000 shares of our common stock at an exercise price equal to $0.89 per share, the closing price as reported on the NYSE Amex, LLC on the effective date of the agreement, exercisable immediately upon grant.

On February 14, 2011, we entered into a one-year employment agreement with Mr. Bender to continue as our Chief Executive Officer. The agreement replaced and superseded the employment agreement entered into on January 21, 2010. The agreement had an initial term of one year and was automatically renewable for successive one year periods unless at least 90 days prior notice was given by either us or Mr. Bender. The agreement also provided that Mr. Bender would serve as a member of our Board of Directors for as long as he served as our Chief Executive Officer, subject to any required approval of our shareholders. The agreement provided for the continuation of Mr. Bender’s annual base salary of $340,000 and an annual discretionary bonus of up to 50% of base salary based upon our financial performance. Under the terms of the agreement, Mr. Bender was granted an option to purchase 500,000 shares of our common stock at an exercise price equal to $0.32 per share, the closing price as reported on the OTCQB on the effective date of the agreement. The option was immediately exercisable as to 125,000 shares upon grant and was to vest as to an additional 125,000 shares on each of February 14, 2012, 2013, and 2014. The agreement also included non-compete and non-solicitation provisions for a period of six months following the termination of Mr. Bender’s employment.

On August 23, 2012, Mr. Bender notified the Board of Directors of his intention to resign as the Chief Executive Officer and as a member of the Board of Directors effective immediately. In connection with his resignation, on September 14, 2012, we entered into a Separation Agreement with Mr. Bender. Pursuant to the terms and conditions of the Separation Agreement, Mr. Bender received seven months of base salary, continuation of health insurance benefits through February 28, 2013 and extension of the date through which vested options at the date of his resignation can be exercised to September 14, 2013.

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

On March 31, 2010, Dr. Kornman was issued 12,500 shares of restricted stock under a restricted stock agreement dated April 30, 2008. In April 2010, as part of the year-end compensation process, the Compensation Committee granted Dr. Kornman an option to purchase 30,000 shares of our common stock. This option is exercisable at $0.745 per share and vests as to 20% of the shares on each of the first five anniversaries of the date of grant.

In May 2011, the Compensation Committee granted Dr. Kornman an option to purchase 100,000 shares of our common stock. This option is exercisable at $0.46 per share and vests as to 25% of the shares on each of the first four anniversaries of the date of grant.

On April 25, 2012, the Company executed an amendment, effective as of March 31, 2012, to Dr. Kornman’s employment agreement to extend the term through November 30, 2012. In connection with Mr. Bender’s resignation on August 23, 2012, the Board of Directors appointed Dr. Kornman as Chief Executive Officer in addition to his role as President and Chief Scientific Officer. The Board of Directors also appointed Dr. Kornman as a director to fill the vacancy created by Mr. Bender’s resignation. On November 29, 2012, the Company entered into a second amendment to Dr. Kornman’s employment agreement to extend the term through November 30, 2015.

In December 2012, the Compensation Committee granted Dr. Kornman an option to purchase 300,000 shares of our common stock. This option is exercisable at $0.34 per share and vests as to 25%, 33% and 42% of the shares on each of the first three anniversaries of the date of grant. In December 2012, the Compensation Committee also adopted an executive bonus plan. See “-Executive Bonus Plan” below.

Eliot M. Lurier

On April 30, 2008, we entered into an employment agreement with Eliot M. Lurier for the position of Chief Financial Officer. The agreement has an initial term of one year and is automatically renewable for successive one year periods unless at least 60 days prior notice is given by either us or Mr. Lurier. The agreement provides for an initial annual base salary of $217,000 which may be increased in the sole discretion of the Compensation Committee of our Board. Mr. Lurier’s current base salary is $250,000. Under the agreement, Mr. Lurier is entitled to annual discretionary bonuses of up to 30% of his base salary in effect during the year for which the bonus relates. Bonuses will be determined by the Compensation Committee of the Board of Directors upon the suggestion of the Chief Executive Officer and will be based upon the employee’s performance and the overall performance of the Company for the year. Mr. Lurier also received a signing bonus of $15,000 after his first four months of employment. On April 30, 2008, Mr. Lurier was granted an option to purchase 40,000 shares of our common stock at an exercise price equal to $1.49, which was the closing price as reported on the NYSE Amex on the grant date. The option vests in equal annual installments of 8,000 shares on each of the first five anniversaries of the grant date.

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

In December 2012, the Compensation Committee granted Mr. Lurier an option to purchase 200,000 shares of our common stock. This option is exercisable at $0.34 per share and vests as to 25%, 33% and 42% of the shares on each of the first three anniversaries of the date of grant. In December 2012, the Compensation Committee also adopted an executive bonus plan. See “-Executive Bonus Plan” below.

Scott Snyder

On December 26, 2012, we entered into an employment agreement with Scott Snyder for the position of Chief Marketing Officer beginning on January 2, 2013. The agreement provides for a minimum annual base salary of $265,000, and for 2013 and 2014 he is eligible for a bonus pursuant to the Bonus Plan as described below under “-Executive Bonus Plan.” For 2015 and any subsequent year in which he is employed, he is eligible for a bonus of up to 30% of his base salary, based on factors such as evaluation of individual performance, our financial performance, economic conditions generally, and the policy terms applicable to such bonus. Mr. Snyder is entitled to a maximum of $34,000 in expense reimbursement in calendar year 2013, and an additional $16,000 for the six months ending June 30, 2014, for travel and housing expenses from his residence to Interleukin’s offices. Upon hire, Mr. Snyder was granted an option to purchase 200,000 shares of our common stock at an exercise price of $0.29 on January 2, 3013, the grant date of the option. The option vests in three installments of 50,000, 66,000 and 84,000 shares on each of the first three anniversaries of the grant date.

Mr. Snyder’s agreement is terminable at will by us or Mr. Snyder. If we terminate Mr. Snyder without cause, then we will pay Mr. Snyder, in addition to any accrued, but unpaid compensation prior to termination, an amount equal to six months of his base salary in effect at the time of the termination.

Executive Bonus Plan

On December 21, 2012, the Compensation Committee approved a bonus plan (the “Bonus Plan”) for our executives (Dr. Kornman, Mr. Lurier and Mr. Snyder). Under the terms of the Bonus Plan:

1.	The executives are not entitled to a non-discretionary bonus for the year ending December 31, 2013.

2.	Provided Interleukin meets certain earnings and revenue targets for the six months ending June 30, 2014 and the executive is employed by us as of June 30, 2014, the executive shall receive a bonus equal to 30% of such executive’s base salary.

3.	Provided Interleukin meets certain earnings and revenue targets for the year ending December 31, 2014 and the executive is employed by us as of December 31, 2014, Executive shall receive a bonus equal to 15% of such executive’s base salary.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2012 to each of our non-executive directors.

Name (a)	Fiscal Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mary E. Chowning (1)	2012	$50,500	—	—	—	$50,500
William C. Mills III (1)	2012	$48,000	—	—	—	$48,000

(1)	The following table shows the total number of outstanding and vested stock options, and shares of outstanding and restricted common stock as of December 31, 2012, the last day of our fiscal year, that have been issued as director compensation.

Name	# of Stock Options Outstanding	# of Stock Options Vested	Shares of Common Stock Restricted
Mary E. Chowning	30,000	22,500	5,000
William C. Mills III	15,000	7,500	—

Our Board of Directors has adopted the following policy for compensation of non-employee directors who are also not a Series A-1 Director or a Series B Director:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock, Series A-1 Preferred Stock and Series B Preferred Stock as of April 15, 2013 for (a) the executive officers named in the Summary Compensation Table of this report, (b) each of our directors, (c) all of our current directors and executive officers as a group, and (d) each stockholder known to us to beneficially own more than five percent of our common stock or Preferred Stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares that may be acquired by an individual or group within 60 days following April 15, 2013 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as otherwise indicated, we believe that the stockholders named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage ownership is based on a total of 36,780,208 shares of our common stock issued and outstanding, 5,000,000 shares of Series A-1 Preferred Stock outstanding and 500,000 shares of Series B Preferred Stock outstanding, each as of April 15, 2013.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent
Common Stock
	Pyxis Innovations Inc.	37,579,298	(2)	55.7%
	7575 Fulton Street, East
	Ada, MI 49355
	Delta Dental Plan of Michigan, Inc..	10,928,961	(3)	22.9%
	4100 Okemos Road
	Okemos, MI 48864
	Stephen A. Garofalo and the Stephen A. Garofalo 2010 Interleukin Grantor Retained Annuity Trust	3,233,467	(4)	8.8%
	Six Teal Court
	New City, NY 10956
	Lewis H. Bender	1,066,854	(5)	2.8%
	Kenneth S. Kornman, DDS, Ph.D.	1,419,293	(6)	3.8%
	Eliot M. Lurier	178,739	(7)	*
	James M. Weaver	—	(8)	*
	Mary E. Chowning	56,250	(9)	*
	Roger C. Colman	—	(8)	*
	Goran Jurkovic.	—	(10)	*
	William C. Mills III	11,250	(11)	*
	All current executive officers and directors as a Group (8 persons)	1,665,532	(12)	4.5%

Series A-1 Preferred Stock
	Pyxis Innovations Inc.	5,000,000		100%

Series B Preferred Stock
	Delta Dental Plan of Michigan, Inc.	500,000		100%

*	Represents less than 1% of the issued and outstanding shares.

(1)	Unless otherwise indicated, the address for each person is our address at 135 Beaver Street, Waltham, MA 02452.

(2)	Based on a Schedule 13D/A filed on December 12, 2012 with the SEC by Pyxis Innovations Inc. (“Pyxis”) and affiliated entities. Consists of (i) 6,884,056 shares of common stock, (ii) 28,160,200 shares of common stock issuable upon conversion of 5,000,000 shares of our Series A-1 Preferred Stock and (iii) 2,535,042 shares of common stock issuable upon conversion of outstanding convertible notes. Pyxis is a wholly-owned subsidiary of Alticor Inc. Alticor Inc. is a wholly-owned subsidiary of Solstice Holdings Inc. Solstice Holdings Inc. is a wholly-owned subsidiary of Alticor Global Holdings Inc. Pyxis holds the sole power to vote and dispose of these securities, however, Alticor Inc., Solstice Holdings Inc., and Alticor Global Holdings Inc. have the power to direct the voting and disposition of these securities held by Pyxis by virtue of their direct or indirect control of Pyxis.

(3)	Based on a Schedule 13D filed on July 9, 2012 with the SEC by Delta Dental Plan of Michigan, Inc. (“DDMI”). Consists of 10,928,961 shares of common stock issuable upon conversion of 500,000 shares of our Series B Preferred Stock. DDMI has sole voting and dispositive power over these shares.

(4)	Based solely on a Schedule 13G/A filed on May 4, 2010 with the SEC jointly by Stephen A. Garofalo and Judith Garofalo and Pedro Torres, Trustees of the Stephen A. Garofalo 2010 Interleukin Grantor Retained Annuity Trust (the “Trust”). Consists of (i) 864,967 shares beneficially owned by Mr. Garofalo (consisting of (A) 50,000 shares owned by Mr. Garofalo’s spouse and (B) 814,967 shares owned by First Global Technology Corp. (“First Global”)) and (ii) 2,368,500 shares beneficially owned by the Trust. Mr. Garofalo has shared voting and investment power with respect to the shares owned by his spouse and First Global. Ms. Garofalo and Mr. Torres share voting and investment power with respect to the shares owned by the Trust.

(5)	Consists of (i) 316,854 shares of common stock held by Mr. Bender and (ii) 750,000 shares of common stock issuable upon the exercise of options that are currently exercisable.

(6)	Consists of (i) 142,570 shares of common stock held by Dr. Kornman, (ii) 898,723 shares of common stock held by a limited partnership of which Dr. Kornman is a general partner and (iii) 378,000 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of April 15, 2013. Dr. Kornman disclaims beneficial ownership of the shares held by the limited partnership, except to the extent of his pecuniary interest therein.

(7)	Consists of (i) 28,739 shares of common stock held by Mr. Lurier and (ii) 150,000 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of April 15, 2013.

(8)	Appointed as a Series A-1 Director by Pyxis. We have been advised that this director does not, directly or indirectly, have voting or investment power over the shares of stock held by Pyxis.

(9)	Consists of (i) 30,000 shares of common stock held by Ms. Chowning and (ii) 26,250 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of April 15, 2013.

(10)	Appointed as a Series B director by DDMI. We have been advised that this director does not, directly or indirectly, have voting or investment power over the shares of stock held by DDMI.

(11)	Consists of 11,250 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of April 15, 2013.

(12)	See Notes 6 through 11 above.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,302,000	$1.06	2,764,436
Equity compensation plans not approved by security holders	—	—	—
Total	2,302,000	$1.06	2,764,436

(1)	These plans consist of our 2000 Employee Stock Compensation Plan (the “2000 Plan”), our 2004 Employee, Director and Consultant Stock Plan (the “2004 Plan”) and our 2012 Employee Stock Purchase Plan (the “2012 ESPP”). The number of shares set forth in column (a) consists of shares subject to outstanding options under the 2000 Plan and the 2004 Plan as of December 31, 2012. The number of shares set forth in column (c) consists of 2,032,780 shares remaining available for issuance under the 2004 Plan and 731,656 shares remaining available for issuance under the 2012 ESPP as of December 31, 2012.

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

The following is a description of arrangements that we have entered into with related persons since January 1, 2011. We believe that the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

On August 17, 2006, we entered into a stock purchase agreement and further amended the note purchase agreement with Pyxis Innovations Inc., dated October 23, 2002, to, among other things, provide for the establishment of a $14.3 million convertible credit facility with Pyxis. Pyxis is our majority stockholder and a wholly-owned subsidiary of Alticor Inc. On June 10, 2008, we drew down $4.0 million under the convertible credit facility, leaving $10.3 million of available credit, and issued a convertible promissory note to Pyxis in that amount. In 2009, we drew down $3.0 million under this credit facility, leaving $7.3 million of remaining availability. In 2010, we drew down an additional $2.0 million under the credit facility leaving $3.3 million of remaining availability. In 2011, we drew down an additional $2.0 million and in 2012 we drew $1.3 million of remaining availability. We have no remaining availability to borrow under the credit facility and the aggregate principal amount of $14,316,255, plus interest, is due and payable in full on March 31, 2014. Pyxis has the right to convert he principal amount into shares of common stock at a conversion price equal to $5.68 per share. See “Security Ownership of Certain Beneficial Owners and Management” for a description of Pyxis’ stock holdings.

On October 26, 2009, we entered into a Merchant Network and Channel Partner Agreement with Amway Corp. d/b/a Amway Global, a subsidiary of Alticor. Pursuant to this Agreement, Amway Global sells our Inherent Health brand of genetic tests through its e-commerce Web site via a hyperlink to our e-commerce site. Amway Global receives a commission equal to a percentage of net sales received by us from Amway Global customers. The agreement has an initial term of 12 months and is automatically renewable for successive 12-month terms. The agreement may be terminated by either party upon 120 days written notice. To date, we have paid Amway Global approximately $2.1 million in commissions under this agreement, including $951,000 in 2011 and $726,000 in 2012.

On April 15, 2011, we entered into a contract services agreement with Alticor Corporate Enterprises Inc. and Amway International Inc., affiliates of Alticor. Pursuant to this agreement, we provided marketing, promotional and training services to Amway in connection with its marketing of our weight management genetic test. Upon execution of the agreement on April 15, 2011, the agreement received retroactive effect as of October 15, 2010 and the initial term expired on October 14, 2011. The agreement was not renewed. We received approximately $143,000 for our services under the agreement.

On September 14, 2012, we received a purchase order from Access Business Group, LLC (“ABG”), an affiliate of Pyxis. The order consists of kits of our Weight Management genetic test to be included in a promotional product bundle to be offered by ABG to the Amway sales channel in 2013. The total amount of the order is $1.0 million. We shipped $0.5 million in December 2012 and the balance in the first quarter of 2013. We reflected $0.5 million in accounts receivable with a corresponding offset to deferred revenue in our December 31, 2012 financial statements. We received payment of $0.5 million in January 2013.

On September 21, 2012, we entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Pyxis. Pursuant to the License Agreement, we have granted ABGI and its affiliates a non-exclusive license to use the technology related to our Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa (the “Territories”). ABGI, or a laboratory designated by ABGI, will be responsible for processing the tests, and we will receive a royalty for each test sold, which royalty will increase if certain pending patent applications are issued. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement. Thereafter, the term will automatically renew for additional one-year periods unless at least 60 days prior notice is delivered by either party. To date, no license fees have been earned from this agreement.

In connection with the execution of the License Agreement, we and ABGI also entered into a Professional Services Agreement (the “PSA”) pursuant to which we have agreed to provide services to ABGI in connection with its sale and processing of the tests within the Territories. Services will be provided pursuant to a statement of work to be entered into from time to time between the parties. Such statements of work will also specify the fees to be paid by ABGI to us for such services. The PSA has no set term and may be terminated by either party, subject to certain conditions. To date, we have been paid $3,450 under this agreement.

On June 29, 2012, we entered into an agreement with Pyxis to exchange the 5,000,000 shares of Series A Convertible Preferred Stock held by Pyxis for 5,000,000 shares of Series A-1 Preferred Stock. Concurrently therewith, we completed a financing with Delta Dental Plan of Michigan (“DDMI”) pursuant to which DDMI purchased 500,000 shares of Series B Preferred Stock for gross proceeds of $3,000,000. The rights, preferences and privileges of the Series A-1 Preferred Stock and the Series B Preferred Stock are set forth in a certificate of designations, preferences and rights (the “Certificate of Designation”) filed with the Delaware Secretary of State on June 29, 2012. Pursuant to the Certificate of Designation, the holders of the Series A-1 Preferred Stock and Series B Preferred Stock are entitled to receive dividends at the rate of 8% of the applicable original purchase price ($1.80 per share for the Series A-1 Preferred Stock and $6.00 per share for the Series B Preferred Stock) per year. Such dividends shall be payable only when, as and if declared by the Board of Directors and are non-cumulative.

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

Each share of Series A-1 Preferred Stock and Series B Preferred Stock is convertible at the option of the holder into such number of fully paid and nonassessable shares of common stock as is determined by dividing the applicable original purchase price by the Series A-1 Conversion Price or the Series B Conversion Price, as applicable. The “Series A-1 Conversion Price” is $0.3196 and the “Series B Conversion Price” is $0.2745, each as subject to adjustment pursuant to certain antidilution provisions set forth in the Certificate of Designation.

We have also agreed with both Pyxis and DDMI to certain terms for allocating opportunities as permitted under Section 122(17) of the Delaware General Corporation Law. These agreements regulate and define the conduct of certain of our affairs as they may involve these stockholders and their affiliates, and the powers, rights, duties and liabilities of us and our officers and directors in connection with corporate opportunities. Except under certain circumstances, these stockholders and their affiliates have the right to engage in the same or similar activities or lines of business or have an interest in the same classes or categories of corporate opportunities as we do. If Pyxis or DDMI, their affiliates, or one of our directors appointed by Pyxis or DDMI acquire knowledge of a potential transaction or matter that may be a corporate opportunity for both such stockholder and its affiliates and us, to the fullest extent permitted by law, such stockholder and its affiliates will not have a duty to inform us about the corporate opportunity or be liable to us or to our stockholders for breach of any fiduciary duty as a stockholder of ours for not informing us of the corporate opportunity, keeping it for its own account, or referring it to another person. Additionally, except under limited circumstances, if an officer or employee of Pyxis or DDMI who is also one of our directors is offered a corporate opportunity, such opportunity shall not belong to us. In addition, we agreed that such director will have satisfied his duties to us and not be liable to us or to you in connection with such opportunity. The terms of these agreements will terminate on the date that no person who is a director, officer or employee of ours is also a director, officer, or employee of Pyxis or DDMI.

On February 25, 2013, we entered into a Preferred Participation Agreement with Renaissance Health Service Corporation (an affiliate of DDMI), for itself and on behalf of certain of its affiliates and subsidiaries (collectively“RHSC”). Pursuant to this agreement, affiliates of RHSC have agreed to reimburse us a fixed price for each PST® genetic test that we process for a customer of certain affiliates of RHSC. In addition, if, during the term of this agreement, we offer the PST® test to any other person or party for a lower price, such lower price shall then be applicable to tests processed for a customer of the affiliates of RHSC for the remainder of the term of the agreement. The pricing arrangement is subject to the satisfaction of certain milestones, including that (i) within a specified timeframe, RHSC affiliates must develop and offer dental benefit plans for which a significant portion of such affiliate's clients are eligible that provides for use of the PST® test and reimbursement of the test at the agreed upon price (each such plan, hereinafter referred to as a “Reimbursed Dental Plan”) and (ii) prior to a specified date, RHSC affiliates shall have sold policies for Reimbursed Dental Plans for the year beginning January 1, 2014. We have agreed that for a one year period beginning on the date on which RHSC affiliates first offer a Reimbursed Dental Plan, we will make the PST® test available solely to RHSC affiliates and not to any other third party or person. This agreement has a term of three years beginning on February 25, 2013, but may be terminated earlier (i) upon the mutual written agreement of us and RHSC, (ii) if either party becomes the subject of bankruptcy, insolvency, liquidation or other similar proceedings, or (iii) in the event of an uncured breach of the agreement by either party. To date we have received no revenues under this agreement.

Director Independence

Our Board of Directors has determined that the following members qualify as independent directors under the definition promulgated by the NYSE Amex: Mary E. Chowning, Roger C. Colman, Goran Jurkovic, William C. Mills III and James M. Weaver.

Item 14. Principal Accountant Fees and Services

INDEPENDENT PUBLIC ACCOUNTANT

Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Grant Thornton, LLP, our independent public accountant, for the audit of our annual financial statements for the years ended December 31, 2012 and December 31, 2011 and fees billed for other services rendered by Grant Thornton LLP during those periods.

	2012	2011
Audit fees(1)	$155,742	$157,879
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$155,742	$157,879

(1)	Audit fees consist of fees for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in the quarterly reports.

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

PART IV

Item 15. Exhibits

Item 15(a).	The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K:

Item 15(a)(1) and (2).	See “Index to Financial Statements” at Item 8 to the Original Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits:

The exhibits listed below are filed as part of or incorporated by reference into this Annual Report. Where certain exhibits are incorporated by reference from a previous filing, the exhibit numbers and previous filings are identified in parentheses. The SEC file number for each Form 10-K, Form 10-Q and Form 8-K identified below is File No. 001-32715.

Exhibit No.	Identification of Exhibit
3.1.1	Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on March 28, 2000 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
3.1.2	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, as filed with the Delaware Secretary of State on March 5, 2003 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
3.1.3	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on August 5, 2003 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 12, 2003)
3.1.4	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on June 21, 2007 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007)
3.1.5	Corrected Certificate of Amendment filed with the Delaware Secretary of State on June 29, 2012 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 2, 2012)
3.1.6	Certificate of Elimination of the Series A Preferred Stock filed with the Delaware Secretary of State on June 29, 2012 (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on July 2, 2012)
3.1.7	Certificate of Designations, Preferences, and Rights of Series A-1 Preferred Stock and Series B Preferred Stock filed with the Delaware Secretary of State on June 29, 2012 (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on July 2, 2012)
3.1.8	Certificate of Amendment filed with the Delaware Secretary of State on August 9, 2012 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 9, 2012)
3.2	Amended and Restated Bylaws of the Company dated July 24, 2008 (incorporated by reference to the Current Report on Form 8-K filed on July 28, 2008)
4.1	Form of Stock Certificate representing Common Stock, $0.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
4.2	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 7, 2002)
4.3	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 5, 2010)

Leases
10.1	Commercial Lease Agreement between the Company and Clematis LLC dated February 13, 2004 (incorporated herein by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K filed on March 29, 2004)

Exhibit No.	Identification of Exhibit
10.2	Sublease Agreement between the Company and Kala Pharmaceuticals, Inc. dated April 12, 2010 (incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on March 24, 2011)

Equity Compensation Plans
10.3.1@	2000 Employee Stock Compensation Plan for the Company (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.3.2@	Form of Nonqualified Stock Option Agreement under the 2000 Employee Stock Compensation Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.3.3@	Form of Incentive Stock Option Agreement under the 2000 Employee Stock Compensation Plan (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.4.1@	Interleukin Genetics, Inc. 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on April 29, 2011)
10.4.2@	Form of Nonqualified Stock Option Agreement under the 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Exhibit 10.5.1 of the Company’s Annual Report on Form 10-K filed March 25, 2010)
10.4.3@	Form of Incentive Stock Option Agreement under the 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Exhibit 10.5.2 of the Company’s Annual Report on Form 10-K filed March 25, 2010)

Agreements with Executive Officers and Directors
10.5.1@	Employment Agreement dated November 12, 2008 between the Company and Kenneth S. Kornman (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008)
10.5.2	First Amendment, effective as of March 31, 2012, to the Employment Agreement, dated as of November 12, 2008, by and between Interleukin Genetics, Inc. and Kenneth S. Kornman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 26, 2012)
10.5.3	Second Amendment, dated November 29, 2012, to the Employment Agreement, dated as of November 12, 2008, by and between Interleukin Genetics, Inc. and Kenneth S. Kornman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 30, 2012)
10.6@	Employment Agreement dated February 14, 2011 between the Company and Lewis H. Bender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 16, 2011)
10.6.1	Separation Agreement, dated September 14, 2012, between Interleukin Genetics, Inc. and Lewis H. Bender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 30, 2012)
10.7@	Employment Agreement dated April 30, 2008 between the Company and Eliot M. Lurier (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2008)
10.8@	Form of Director Indemnity Agreement dated March 5, 2003 (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.9@	Director Compensation Policy dated April 29, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2010)
10.10@	Employment Agreement dated December 26, 2012 between the Company and Scott Snyder (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 28, 2013)

Agreements with respect to Financings and Rights of Stockholders
10.11	Registration Rights Agreement dated August 9, 2002 (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 7, 2002)
10.12.1	Security Agreement between the Company and Pyxis Innovations Inc., dated October 23, 2002 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 28, 2002)
10.12.2	Amendment No. 2 to the Security Agreement between the Company and Pyxis Innovations Inc., dated March 5, 2003 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 5, 2003)

Exhibit No.	Identification of Exhibit
10.13	Registration Rights Agreement between the Company and Pyxis Innovations Inc. dated March 5, 2003 (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.14.1	Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated March 5, 2003 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.14.2	Amendment No. 1 to Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated May 20, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 30, 2003)
10.14.3	Second Amendment to Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated February 28, 2005 (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed on April 26, 2005)
10.14.4	Third Amendment, dated June 29, 2012, to the Stock Purchase Agreement, dated March 3, 2003, between Interleukin and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on July 2, 2012)
10.15	Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated August 17, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed on October 31, 2006)
10.16	Form of Amended and Restated Promissory Note under credit facility with Pyxis Innovations Inc. (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on November 30, 2012)
10.17.1	Amended and Restated Note Purchase Agreement between the Company and Pyxis Innovations Inc. dated March 10, 2009 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on March 13, 2009)
10.17.2	First Amendment, dated August 10, 2009, to Amended and Restated Note Purchase Agreement dated March 10, 2009, by and between the Company and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2009)
10.17.3	Second Amendment, dated February 1, 2010, to Amended and Restated Note Purchase Agreement by and between the Company and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K filed on February 2, 2010)
10.17.4	Third Amendment, dated September 30, 2010, to Amended and Restated Note Purchase Agreement by and between the Company and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 4, 2010)
10.17.5	Fourth Amendment, dated June 29, 2012, to the Amended and Restated Note Purchase Agreement, dated March 11, 2009, between Interleukin and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on July 2, 2012)
10.17.6	Fifth Amendment, dated November 30, 2012, to the Amended and Restated Note Purchase Agreement, dated March 11, 2009, between Interleukin and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 30, 2012)
10.18	Exchange Agreement, dated June 29, 2012, between Interleukin and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 2, 2012)
10.19	Stock Purchase Agreement, dated June 29, between Interleukin and Delta Dental Plan of Michigan, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on July 2, 2012)
10.20	Registration Rights Agreement, dated June 29, between Interleukin and Delta Dental Plan of Michigan, Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on July 2, 2012)

Agreements with respect to Collaborations, Licenses and Research and Development
10.21.1	Exclusive License Agreement between the Company and Access Business Group dated March 5, 2003 (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.21.2	First Amendment to License Agreement by and between the Company and Access Business Group International, LLC, dated September 1, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008)
10.22	Merchant Network and Channel Partner Agreement dated October 26, 2009 by and between the Company and Amway Corp. (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on March 25, 2010)

Exhibit No.	Identification of Exhibit
10.23+	License Agreement, dated September 21, 2012, between Access Business Group International LLC and Interleukin Genetics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012)
10.24	Professional Services Agreement, dated September 21, 2012, between Access Business Group International LLC and Interleukin Genetics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012)

Consents, Certifications and Other Exhibits
23.1	Consent of Grant Thornton LLP (incorporated herein by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K filed on March 28, 2013)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K filed on March 28, 2013)
31.1.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K filed on March 28, 2013)
31.2.1*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K filed on March 28, 2013)
101**	The following materials from Interleukin Genetics Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Deficit, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements (incorporated herein by reference to Exhibit 101 of the Company’s Annual Report on Form 10-K filed on March 28, 2013)

*	Filed herewith.

+	The Securities and Exchange Commission with respect to certain portions of this exhibit has previously granted confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

@	Management contract or compensatory plan, contract or arrangement.

**	Users of XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLEUKIN GENETICS, INC.
By:	/s/ Kenneth S. Kornman
Kenneth S. Kornman
Chief Executive Officer

Date: April 29, 2013

