Form 10-Q
period 2013-03-31
INTERLEUKIN GENETICS INC
filed 2013-05-14
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, par value $0.001 per share	36,814,488

INTERLEUKIN GENETICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2013

Smaller Reporting Company – Scaled Disclosure

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies”.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLEUKIN GENETICS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,081,369	$1,225,426
Accounts receivable from related party	7,475	552,572
Trade accounts receivable	24,512	47,560
Inventory	116,480	158,238
Prepaid expenses	431,146	417,772
Other current assets	38,001	—
Total current assets	1,698,983	2,401,568
Fixed assets, net	101,204	126,946
Intangible assets, net	370,268	399,131
Other assets	—	38,001
Total assets	$2,170,455	$2,965,646
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$403,552	$479,182
Accrued expenses	189,681	165,745
Deferred revenue	2,050,369	1,628,264
Convertible debt	14,316,255	—
Total current liabilities	16,959,857	2,273,191
Convertible debt	—	14,316,255
Total liabilities	16,959,857	16,589,446
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value — 6,000,000 shares authorized; 5,500,000 shares issued and outstanding at March 31, 2013 and December 31, 2012; aggregate liquidation preference of $24,000,000 at March 31, 2013	5,500	5,500
Common stock, $0.001 par value — 150,000,000 shares authorized; 36,782,208 and 36,761,864 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	36,782	36,762
Additional paid-in capital	94,066,561	94,030,603
Accumulated deficit	(108,898,245)	(107,696,665)
Total stockholders’ deficit	(14,789,402)	(13,623,800)
Total liabilities and stockholders’ deficit	$2,170,455	$2,965,646

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March. 31,
	2013	2012
Revenue:
Genetic testing	$483,363	$677,168
Other	4,030	716
Total revenue	487,393	677,884
Cost of revenue	383,571	376,211
Gross profit	103,822	301,673
Operating expenses:
Research and development	160,380	446,274
Selling, general and administrative	1,002,172	1,136,649
Amortization of intangibles	28,863	28,863
Total operating expenses	1,191,415	1,611,786
Loss from operations	(1,087,593)	(1,310,113)
Other income (expense):
Interest income	739	743
Interest expense	(114,726)	(105,336)
Total other expense	(113,987)	(104,593)
Loss before income taxes	(1,201,580)	(1,414,706)
Benefit for income taxes	—	—
Net loss	$(1,201,580)	$(1,414,706)

Basic and diluted net loss per common share	$(0.03)	$(0.04)
Weighted average common shares outstanding, basic and diluted	36,775,504	36,748,063

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2011	5,000,000	$5,000	36,709,706	$36,710	$91,111,640	$(102,576,581)	$(11,423,231)
Net loss	—	—	—	—	—	(1,414,706)	(1,414,706)
Common stock issued:
Employee stock purchase plan	—	—	46,530	46	7,864	—	7,910
Stock-based compensation expense	—	—	—	—	35,103	—	35,103
Balance as of March 31, 2012	5,000,000	$5,000	36,756,236	$36,756	$91,154,607	$(103,991,287)	$(12,794,924)

Balance as of December 31, 2012	5,500,000	$5,500	36,761,864	$36,762	$94,030,603	$(107,696,665)	$(13,623,800)
Net loss	—	—	—	—	—	(1,201,580)	(1,201,580)
Common stock issued:
Exercise of employee stock options	—	—	2,000	2	518	—	520
Employee stock purchase plan	—	—	18,344	18	4,751	—	4,769
Stock-based compensation expense	—	—	—	—	30,689	—	30,689
Balance as of March 31, 2013	5,500,000	$5,500	36,782,208	$36,782	$94,066,561	$(108,898,245)	$(14,789,402)

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,201,580)	$(1,414,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,314	89,451
Stock-based compensation expense	30,689	35,103
Changes in operating assets and liabilities:
Accounts receivable from related party	545,097	(7,725)
Trade accounts receivable	23,048	(39,117
Inventory	41,758	30,626
Prepaid expenses and other current assets	(13,374)	(42,318)
Accounts payable	(75,630)	(33,404)
Accrued expenses	23,936	42,222
Deferred revenue	422,105	341,126
Net cash used in operating activities	(146,637)	(998,742)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,709)	(5,000)
Net cash used in investing activities	(2,709)	(5,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	4,769	7,910
Proceeds from exercise of employee stock options	520	—
Net cash provided by financing activities	5,289	7,910
Net decrease in cash and cash equivalents	(144,057)	(995,832)
Cash and cash equivalents, beginning of period	1,225,426	1,728,222
Cash and cash equivalents, end of period	$1,081,369	$732,390
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$117,276	$99,548

Supplemental disclosures of non-cash investing and financing activities:
Reclassification of convertible debt to current liabilities	$14,316,255	$—

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

(UNAUDITED)

Note 1—Basis of Presentation

Interleukin Genetics, Inc. (“the Company”) develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive or therapeutic measures. The Company’s principal operations and markets are located in the United States.

The accompanying condensed financial statements include the accounts of the Company as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012.

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2012 and Note 3 to our condensed financial statements contained herein.

Note 2—Operating Matters, Liquidity and Going Concern

The Company has experienced net operating losses since its inception through March 31, 2013. The Company had net losses of $5.1 million and $5.0 million for the years ended December 31, 2012 and 2011, respectively, and $1.2 million for the three months ended March 31, 2013, contributing to an accumulated deficit of $108.9 million as of March 31, 2013. The Company has increased its borrowings to $14.3 million, the maximum amount that can be borrowed, under its line of credit with Pyxis Innovations, Inc. (“Pyxis”). All outstanding amounts under this line of credit are due on March 31, 2014. Management expects that its current financial resources are adequate to maintain current and planned operations through May 2013.

The Company continues to take steps to reduce operating costs, including genetic test processing costs as well as general and administrative expenses. Cost savings are achieved through test process improvements, reductions in personnel and the subleasing of underutilized rental space. Management believes that the current laboratory space is adequate to process high volumes of genetic tests.

The Company’s financial statements have been prepared assuming that it will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company expects to incur additional losses in 2013 and, accordingly, is dependent on finding additional sources of liquidity to fund its operations. We are currently in discussions with potential investors to fund the Company through the commercial launch of the PST® test with Renaissance Health Services Corporation, an affiliation of eight Delta Dental corporations (RHSC). This funding will not occur prior to the acceptance of the PST® study results in a peer reviewed publication. If this funding is completed, we believe that RHSC will be in a position to begin selling new insurance policies that utilize our PST® test to employer groups for policy years beginning in 2014. Management’s plans include identifying sources of debt and/or equity financing. However, no assurance can be given at this time as to whether management will be able to achieve these plans. If the Company is not successful in doing so it will not be able to fund operations beyond May 31, 2013. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern and to realize its assets and satisfy its liabilities in the normal course of business. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

The ability of the Company to realize the carrying value of its fixed assets and intangible assets is especially dependent on management’s ability to successfully execute on its plan. As noted in the preceding paragraph, the Company needs to generate additional funds in order to meet its financial obligations beyond May 31, 2013. If it is unsuccessful in doing so, the Company may not be able to realize the carrying value of its fixed assets and intangible assets

Note 3—Significant Accounting Policies

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of March 31, 2013 and December 31, 2012, the Company has deferred genetic test revenue of $2.1 million and $1.6 million, respectively. Included in deferred revenue at March 31, 2013 are $651,000 in customer payments in excess of one year old. Management continues to evaluate steps it may take in resolving these older payments.

Sales Commission

The Company accounts for sales commissions due to Amway Global under the Merchant Channel and Partner Agreement in accordance with SEC Staff Accounting Bulletin (“SAB”) 104. Commissions are recorded as an expense at the time they become due which is at the point of sale. The cost of commissions was $142,000 and $262,000 for the three months ended March 31, 2013 and 2012, respectively.

Accounts Receivable

Accounts receivable is stated at estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its commercial genetic test customers a 2% cash discount if payment is made by bank wire transfer within 10 days of the invoice date. No accounts receivable reserve is required at March 31, 2013 as all accounts receivable are expected to be collected.

Inventory

Inventory is carried at lower of cost (first-in, first-out method) or market and no inventory reserve is deemed necessary at March 31, 2013. As the Company does not manufacture any products, no overhead costs are included in inventory. When a kit is sold, the corresponding cost of the kit is recorded as cost of goods sold and removed from inventory.

Inventory consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Raw materials	$111,671	$154,485
Finished goods	4,809	3,753
Total inventory, net	$116,480	$158,238

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

Significant management judgment is required in determining the Company’s provision (benefit) for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of approximately $31.5 million as of March 31, 2013, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

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

On January 2, 2013, President Obama signed The American Taxpayer Relief Act of 2012 (H.R. 8) legislation which extended many of the tax provisions that expired in 2011 or 2012. For financial reporting purposes, the tax impact of this legislation is taken into account in the quarter in which the legislation is enacted by Congress and signed into law by the President. President Obama signed the bill on January 2, 2013, the financial reporting for these legislative changes occured in the first quarter of 2013. Therefore, for 2012, no deferred tax asset with respect to the federal R&D tax credit was recorded. In the first quarter of 2013, the full deferred tax asset for the 2012 federal R&D tax credit has been recorded as a discrete item. The total impact to the first quarter 2013 is a deferred tax asset of approximately $60,000.

The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the three months ended March 31, 2013. However, if the Company incurred interest and penalties they would be recorded in general and administrative expenses.

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

	As of March 31,
	2013	2012
Options outstanding	2,435,500	2,135,667
Warrants outstanding	2,187,158	2,150,000
Convertible preferred stock	39,089,161	28,160,200
Convertible debt	2,521,222	2,289,418
Total	46,233,041	34,735,285

Fair Value of Financial Instruments

The Company, using available market information, has determined the estimated fair values of financial instruments. The stated values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the nature of these instruments. The fair value of our convertible debt is inherently difficult to determine as a result of the Company’s financial condition and history of operating losses. For financial reporting purposes, the Company has estimated the fair value of its debt as the difference between the book value of its assets less liabilities to third parties other than the debt holder (see Note 5).

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing. The Company believes that, as of March 31, 2013, its concentration of credit risk related to cash and cash equivalents was not significant. Cash and cash equivalents are available on demand and at times may be in excess of FDIC insurance limits.

Recent Accounting Pronouncements

No recently issued updates or other guidance issued by the FASB through the issuance of these financial statements are expected to have a material impact on the Company’s financial reporting.

Note 4—Strategic Alliance with Alticor Inc. (A Related Party)

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

On October 20, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor Inc. Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. We paid Amway Global $142,000 and $262,000 in commissions for the three months ended March 31, 2013 and 2012, respectively, representing a percentage of net sales to their customers. The Company expenses commissions owed to Amway Global at the point of sale with the customer.

On September 14, 2012, the Company received a purchase order from Access Business Group, LLC (“ABG”), an affiliate of Pyxis, the Company’s largest stockholder and a subsidiary of Alticor. The order consists of kits of the Company’s Weight Management genetic test to be included in a promotional product bundle to be offered by ABG to the Amway sales channel in 2013. The total amount of the order was $1.0 million. The Company shipped $0.5 million in December 2012 and the balance in the first quarter of 2013. All payments due have been paid for this order. Tests are being processed from the order at March 31, 2013.

On September 21, 2012, the Company entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Pyxis. Pursuant to the License Agreement, the Company has granted ABGI and its affiliates a non-exclusive license to use the technology related to Interleukin’s Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa (the “Territories”). ABGI, or a laboratory designated by ABGI, will be responsible for processing the tests, and the Company will receive a royalty for each test sold, which royalty will increase if certain pending patent applications are issued. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement. Thereafter, the term will automatically renew for additional one-year periods unless at least 60 days prior notice is delivered by either party. At March 31, 2013, no license fees have been earned from this agreement.

In connection with the execution of the License Agreement, the Company and ABGI also entered into a Professional Services Agreement (the “PSA”) pursuant to which the Company has agreed to provide services to ABGI in connection with its sale and processing of the tests within the Territories. Services will be provided pursuant to a statement of work to be entered into from time to time between the parties. Such statements of work will also specify the fees to be paid by ABGI to Interleukin for such services. The PSA has no set term and may be terminated by either party, subject to certain conditions. To date, $5,250 in fees had been earned from this agreement.

Note 5—Convertible Debt

On August 17, 2006, our existing credit facility with Pyxis was amended to provide the Company with access to approximately $14.3 million of additional working capital borrowings. Any amounts borrowed thereunder bear interest at the prime rate and require quarterly interest payments. On April 1, 2013, we executed a consent with Pyxis which allows us to defer the payment of interest on our convertible debt beginning on April 1, 2013, and continues to the earlier of the completion of a financing or July 1, 2013. At March 31, 2013, accrued interest expense was $114,726 and recorded in accounts payable. The principal amount of any borrowing under this credit facility is convertible at Pyxis’ election into a maximum of 2,521,222 shares of common stock, reflecting a conversion price of $5.6783 per share.

On April 13, 2012, the Company borrowed the remaining $1,316,255 of available credit. This credit facility has been modified several times, including on November 29, 2012, to extend the due date to March 31, 2014.

The fair value of convertible debt is estimated to approximate $0 at March 31, 2013.

Note 6—Intangible Assets

Intangible assets at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Patent costs	$1,154,523	$1,154,523
Less — Accumulated amortization	(784,255)	(755,392)
Total	$370,268	$399,131

Patent amortization expense was $28,863 for the quarters ended March 31, 2013 and 2012, respectively.

Patent costs which are amortized on a straight-line basis over a 10-year life, are scheduled to amortize as follows:

Year ended December 31,

2013 (remaining nine months)	80,403
2014.	94,100
2015.	77,656
Thereafter.	118,109
$370,268

Note 7—Commitments and Contingencies

Employment Agreements

On April 25, 2012, the Company executed an amendment, effective as of March 31, 2012, to the Employment Agreement dated as of November 12, 2008 by and between the Company and Kenneth S. Kornman, its then President and Chief Scientific Officer to extend the term through November 30, 2012. In connection with the resignation of its former Chief Executive Officer on August 23, 2012, the Board of Directors appointed Dr. Kornman as Chief Executive Officer in addition to his role as President and Chief Scientific Officer. The Board of Directors also appointed Dr. Kornman as a director to fill the vacancy created by the former Chief Executive Officer’s resignation. On November 29, 2012, the Company entered into a second amendment to Dr. Kornman’s employment agreement to extend the term through November 30, 2015.

On December 21, 2012, The Compensation Committee of the Board of Directors of the Company approved a Bonus Plan the “Bonus Plan”) for the Company’s executives. The Bonus Plan, which currently applies to Dr. Kornman, Eliot M. Lurier, the Company’s Chief Financial Officer, and Scott Snyder, the Company’s Chief Marketing Officer, has the following terms:

1.	Executives are not entitled to a non-discretionary bonus for the year ending December 31, 2013.

2.	Provided the Company meets certain earnings and revenue targets for the six months ending June 30, 2014 and an executive is employed by the Company as of June 30, 2014, executive shall receive a bonus equal to 30% of such executive’s base salary.

3.	Provided the Company meets certain earnings and revenue targets for the year ending December 31, 2014 and an executive is employed by the Company as of December 31, 2014, executive shall receive a bonus equal to 15% of such executive’s base salary.

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

The Company leases its office and laboratory space under a non-cancelable operating lease expiring on March 31, 2014. In May 2010, the Company completed a sublease of approximately 6,000 square feet of underutilized office and laboratory space which successfully reduced our total space operating costs. The sublease also expires on March 31, 2014. Rent expense, net of the benefit of the sublease, was $80,000 and $82,000 for the three months ended March 31, 2013 and 2012, respectively.

Note 8—Capital Stock

Authorized Preferred and Common Stock

At March 31, 2013, the Company had authorized 6,000,000 shares of $0.001 par value preferred stock, of which 5,000,000 shares, designated as Series A-1 Convertible Preferred Stock, were issued and outstanding and 500,000 shares, designated as Series B Convertible Preferred Stock, were issued and outstanding (collectively, the “Preferred Stock”). At March 31, 2013, the Company had authorized 150,000,000 shares of $0.001 par value common stock of which 85,590,685 shares were outstanding or reserved for issuance. Of those, 36,782,208 shares were outstanding; 39,089,161 shares were reserved for the conversion of the outstanding Preferred Stock to common stock; 2,521,222 shares were reserved for the conversion of the $14,316,255 of debt outstanding under the credit facility with Pyxis; 4,279,280 shares were reserved for the potential exercise of outstanding stock options and for shares of common stock available for future grants under our stock plan; 731,656 shares were reserved for the potential exercise of rights held under the Employee Stock Purchase Plan; 1,750,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $1.30 per share which are exercisable currently until the expiration date of March 5, 2015; and 437,158 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $0.2745 per share which are exercisable currently until the expiration date of June 29, 2017.

On June 29, 2012, the Company entered into an agreement with Pyxis to exchange the 5,000,000 shares of Series A Convertible Preferred Stock held by Pyxis for 5,000,000 shares of Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”) and filed a new Certificate of Designation, Preferences and Rights of Preferred Stock with the State of Delaware for the Series A-1 Preferred Stock and Series B Convertible Preferred Stock (the “Series B Preferred Stock” and, with the Series A-1 Preferred Stock, the “Preferred Stock”). Concurrently therewith, the Company completed a financing with Delta Dental of Michigan, Inc. (“Delta Dental”) pursuant to which Delta Dental purchased 500,000 shares of Series B Preferred Stock for gross proceeds of $3,000,000. Net proceeds to the Company after fees and expenses were approximately $2.7 million. In addition, fully vested warrants to purchase 437,158 shares of common stock at an exercise price of $0.2745 per share were issued to the placement agent in the transaction. These warrants expire in five years. For purposes of determining the fair value of these warrants, the Black-Scholes pricing model was used with the following assumptions:

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

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Preferred Stock shall be entitled to receive on a pari passu basis, prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its common stock by reason of their ownership thereof, the amount of two times the then-effective purchase price per share, as adjusted for any stock dividends, combinations or splits with respect to such shares, plus all declared but unpaid dividends on such shares for each share of Preferred Stock then held by them. The liquidation preference for the Preferred Stock at March 31, 2013 was $24,000,000 in the aggregate, reflecting a liquidation preference of $18,000,000 for the Series A-1 Preferred Stock and $6,000,000 for the Series B Preferred Stock. After receiving this amount, the holders of the Preferred Stock are entitled to participate on an as-converted basis with the holders of common stock in any of the remaining assets.

Each share of Series A-1 Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($1.80, and subject to adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of March 31, 2013, the Series A-1 Preferred Stock was convertible into 28,160,200 shares of common stock reflecting a current conversion price of $0.3196 per share. Each share of Series B Preferred Stock is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($6.00, and subject to adjustment) by the conversion price in effect on the date the certificate is surrendered for conversion. As of March 31, 2013, the Series B Preferred Stock was convertible into 10,928,961 shares of common stock reflecting a current conversion price of $0.2745 per share.

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

Note 9—Stock-Based Compensation Arrangements

Total compensation cost that has been charged against income for stock-based compensation arrangements is as follows:

	Three Months Ended March 31,
	2013	2012
Stock option grants beginning of period	$26,722	$21,434
Stock-based arrangements during the period:
Stock option grants	3,050	12,506

Employee stock purchase plan	917	1,163
	$30,689	$35,103

Stock option and restricted stock grants

The following table details stock option and restricted stock activity for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding, beginning of period	2,302,000	$1.06	2,228,067	$1.14
Stock options granted	200,000	0.29	—	—
Stock options exercised	(2,000)	0.12	—	—
Restricted stock exercised	(2,500)	0.00	(2,500)	0.00
Canceled/Expired	(62,000)	1.89	(89,900)	0.62
Outstanding, end of period	2,435,500	$.98	2,135,667	$1.16
Exercisable, end of period	1,371,725	$1.43	1,346,767	$1.51

During the three-month period ended March 31, 2013, the Company granted 200,000 stock options under the 2004 Employee, Director & Consultant Stock Plan. At March 31, 2013, the Company had an aggregate of 1,843,780 shares of Common Stock available for grant under this plan.

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

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are deemed to be compensatory because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the three months ended March 31, 2013 and 2012, employees purchased 18,766 and 5,628 shares, respectively, of common stock at a weighted-average purchase price of $0.26 and $0.16, respectively, while the weighted-average market value was $0.31 and $0.19 per share, respectively, resulting in compensation expense of $917 and $1,163, respectively.

Restricted Stock Awards

Holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. Recipients of restricted stock awards are generally not required to pay any consideration to the Company for these restricted stock awards. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period. During each of the three months ended March 31, 2013 and 2012, the Company granted no restricted stock awards.

At March 31, 2013, there was approximately $287,000 of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Company’s stock plans.

Note 10—Industry Risk and Concentration

The Company develops genetic risk assessment tests and performs research for its own benefit. As of March 31, 2013, the Company has introduced four genetic risk assessment tests commercially. Commercial success of the Company’s genetic risk assessment tests will depend on their success at being deemed to be scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partner.

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

During the three months ended March 31, 2013, approximately 80% of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor.

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

During the three months ended March 31, 2013, we continued to focus our resources on commercializing our PST® test following completion of the large validation study (referred to herein as the “PDPS”) with the University of Michigan and Renaissance Health Services Corporation (RHSC) and on the sales of our Inherent Health® brand of genetic tests and related programs. The objective of the PDPS is to improve dental care by identifying and using certain risk factors to set preventative treatment regimens.

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

In September 2012, Access Business Group LLC, an affiliate of Alticor, placed a purchase order totaling $1.0 million consisting of weight management kits. The kits are included as part of a promotional bundle of products that Amway is now selling to their Individual Business Owners (IBOs). The total order has been shipped and account receivable fully paid as of March 31, 2013. Cash received from the order will remain in deferred revenue until the tests are returned and processed. We are now processing tests from the program in our laboratory. The program has an end date of December 31, 2013, and we expect to recognize revenue from the program throughout 2013.

Our research and development expenses are focused on our own development and commercialization efforts related primarily to our PST® and Osteoarthritis genetic tests. We are also focusing on seeking potential commercial partners to validate our technology within their specific business model as a collaboration with little or no cost to us. This is different than in prior years when our development focus was concentrated in research and development to bring new test configurations to market.

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

Three Months Ended March 31, 2013 and March 31, 2012

Total revenue for the three months ended March 31, 2013 was $487,000, compared to $678,000 for the three months ended March 31, 2012. The decrease of $191,000, or 28.1%, is primarily attributable to decreased testing revenue from genetic tests processed as a result of sales of our Inherent Health® brand of genetic tests through the Amway Global sales channel. Genetic testing revenue is derived from tests sold and processed, which is driven by consumer demand. Deferred revenue, which consists of genetic tests sold and not yet processed, increased $422,000 to $2.1 million at March 31, 2013 as compared to $1.6 million on December 31, 2012.

During the three months ended March 31, 2013, 80% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global, compared to 64% during the three months ended March 31, 2012. Pursuant to this agreement, Amway Global sells our genetic tests through its e-commerce web site via a hyperlink to our e-commerce site.

Cost of revenue for the three months ended March 31, 2013 was $384,000 or 78.7% of revenue, compared to $376,000, or 55.5% of revenue, for the three months ended March 31, 2012. The increase in the cost of revenue as a percentage of revenue is primarily attributable to the higher absorbtion rate associated with fixed laboratory costs due to the decrease in revenues.

Research and development expenses were $160,000 for the three months ended March 31, 2013, compared to $446,000 for the three months ended March 31, 2012. The decrease of $286,000, or 64% is primarily attributable to decreases in compensation, consulting and clinical trial costs. In the first quarter of 2013 our Chief Scientific Officer had fully transitioned to his role as Chief Executive Officer and, accordingly, related compensation costs were classified as part of selling, general and administrative expenses in the 2013 period whereas such costs had previously been classified as research and development expenses.

Selling, general and administrative expenses were $1.0 million for the three months ended March 31, 2013, compared to $1.1 million for the three months ended March 31, 2012. The decrease of $0.1 million, or 11.8% is primarily attributable to decreased patent related legal fees and corporate legal and accounting fees as well as lower sales commissions paid to Amway Global as part of our Merchant Channel and Partner Store Agreement partially offset by higher compensation and consulting expenses.

Interest expense was $114,000 for the three months ended March 31, 2013, as compared to $105,000 for the three months ended March 31, 2012. The increase in interest expense of $9,000 is attributable to higher borrowings on our credit facility with Pyxis.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $1.1 million. The due date of our credit facility with Pyxis has been extended numerous times, most recently to March 31, 2014. The aggregate principal amount of $14,316,255, plus interest, is due and payable in full on March 31, 2014.

Cash used in operations was $147,000 for the three months ended March 31, 2013, as compared to $1.0 million for the three months ended March 31, 2012. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables, inventory levels, receipt of orders and the timing of payments to suppliers. In the three months ended March 31, 2013, approximately $0.5 million was received as payment for Weight Management kits ordered as part of Amway’s promotional product bundle incorporating our weight management genetic test. Cash received from genetic test sales which is reflected in deferred revenue until the test report is issued, increased by $422,000 to $2.1 million during the three months ended March 31, 2013.

Cash used in investing activities was $2,709 for the three months ended March 31, 2013, compared to $5,000 for the three months ended March 31, 2012. These amounts represent capital additions. We believe that based on current and projected volumes, our laboratory equipment is sufficient to process genetic tests and no additional material capital purchases will be needed in the foreseeable future.

Cash provided by financing activities was $5,289 for the three months ended March 31, 2013, compared to $7,910 for the three months ended March 31, 2012, due primarily to the exercise of stock purchases through the employee stock purchase plan.

The amount of cash we generate from operations is not sufficient to continue to fund operations and grow our business. We expect that our current and anticipated financial resources, including the full amount drawn under our credit facility with Pyxis, will be adequate to maintain our current and planned operations only through May 2013. We need significant additional capital to fund our continued operations, including for the commercial launch of our PST® genetic test, continued research and development efforts, obtaining and protecting patents and administrative expenses. We believe our success depends on our ability to have sufficient capital and liquidity to fund operations at least until we begin to receive significant revenues under the Preferred Participation Agreement with RHSC and its affiliates. The timing of any revenues that we may receive under this agreement is dependent upon the timing of the offering of Reimbursed Dental Plans by RHSC affiliates, which timing is very uncertain at this time. While our current intent is to market our PST® test through Reimbursed Dental Plans offered and sold by RHSC’s affiliates to employer groups for plan years starting in January 2014, RHSC affiliates will not begin marketing Reimbursed Dental Plans until positive results of the PDPS are published in a peer review journal. While an article has been submitted to a peer reviewed journal, there is no assurance that the article will be accepted for publication, or, even if accepted, when the article will be published. RHSC has informed us that in order for its affiliates to begin marketing Reimbursed Dental Plans for plan years beginning in January 2014, the article must be accepted for publication in a peer review journal by May 31, 2013. Accordingly, the earliest that we may receive any significant revenues under this agreement is in the first quarter of 2014, and the timing of any such revenues may be substantially later.

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

We have taken and continue to explore additional steps to reduce our operating costs. We are sub-leasing approximately 6,000 square feet, or one-third of our total office space. The space includes offices and a laboratory that was being underutilized. Our remaining office and laboratory space is adequate for our current business needs. We are able to process high volumes of genetic tests in our current laboratory. We have reduced our cost of processing samples in our laboratory by working with our raw material vendors to make our genetic testing process more efficient resulting in lower processing costs. We have significantly reduced our research and development programs to only focus on our PST® and osteoarthritis technologies. We have taken steps to reduce our corporate administrative expenses by working with or seeking new vendors who offer the same service for a lower cost.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses; and (ii) disclose contingent assets and liabilities. A critical accounting estimate is an assumption that could have a material effect on our financial statements if another, also reasonable, amount were used or a change in the estimates is reasonably likely from period to period. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. Our most critical accounting policies and estimates upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are set forth in Note 4 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in our accounting policies or changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

Please see the discussion of “Recent Accounting Pronouncements” in Note 3, Significant Accounting Policies contained in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. No new updates or other guidance issued to date by the FASB in 2013 are expected to have a material impact on our financial statements.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I – Item 2, contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 and under “Item 1A. Risk Factors” above in this Quarterly Report on Form 10-Q. In addition, the forward-looking statements contained herein represent our estimates and expectations only as of the date of this filing and should not be relied upon as representing our estimates and expectations as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Exhibit

10.1*@	Preferred Participation Agreement, dated February 25, 2013, by and between Interleukin Genetics, Inc. and Renaissance Health Service Corporation and its affiliates and subsidiaries
10.2*	Consent under the Note Purchase Agreement, effective as of the 1st day of April, 2013, by and between Interleukin Genetics, Inc. and Pyxis Innovations Inc.
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from Interleukin Genetics Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Deficit, (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements.

*	Filed herewith.

@	Confidential portions of such document have been filed separately with the SEC pursuant to a request for confidential treatment.

**	Users of XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interleukin Genetics, Inc.

Date: May 14, 2013	By:	/s/ Kenneth S. Kornman
Kenneth S. Kornman Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2013	By:	/s/ Eliot M. Lurier
Eliot M. Lurier Chief Financial Officer (Principal Financial Officer)
21