Form 10-Q
period 2013-09-30
INTERLEUKIN GENETICS INC
filed 2013-11-14
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, par value $0.001 per share	122,417,090

INTERLEUKIN GENETICS, INC.

FORM 10-Q
FOR THE QUARTER ENDED September 30, 2013

Smaller Reporting Company – Scaled Disclosure

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies”.

PART I —FINANCIAL INFORMATION

Item 1.     Financial Statements

INTERLEUKIN GENETICS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,743,509	$1,225,426
Accounts receivable from related party	2,275	552,572
Trade accounts receivable	15,875	47,560
Inventory	132,556	158,238
Prepaid expenses	556,987	417,772
Other current assets	38,001	—
Total current assets	9,489,203	2,401,568
Fixed assets, net	321,245	126,946
Intangible assets, net	317,182	399,131
Other assets	—	38,001
Total assets	$10,127,630	$2,965,646
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,107,336	$479,182
Accrued expenses	191,323	165,745
Deferred revenue	1,793,184	1,628,264
Total current liabilities	3,091,843	2,273,191
Convertible debt	—	14,316,255
Total liabilities	3,091,843	16,589,446

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value — 6,000,000 shares authorized; 0 and 5,500,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively; aggregate liquidation preference of $24,000,000 at December 31, 2012	—	5,500
Common stock, $0.001 par value — 300,000,000 and 150,000,000 shares authorized at September 30, 2013 and December 31, 2012, respectively; 122,417,090 and 36,761,864 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	122,417	36,762
Additional paid-in capital	119,763,983	94,030,603
Accumulated deficit	(112,850,613)	(107,696,665)
Total stockholders’ equity (deficit)	7,035,787	(13,623,800)
Total liabilities and stockholders’ equity (deficit)	$10,127,630	$2,965,646

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Genetic testing	$411,557	$383,064	$1,744,342	$1,837,781
Other	7,484	36,947	14,220	59,550
Total revenue	419,041	420,011	1,758,562	1,897,331
Cost of revenue	362,769	271,430	1,242,757	1,040,764
Gross profit	56,272	148,581	515,805	856,567
Operating expenses:
Research and development	161,353	245,736	509,509	1,009,449
Selling, general and administrative	2,035,179	1,044,567	4,610,737	3,357,327
Amortization of intangibles	27,317	28,863	81,950	86,590
Total operating expenses	2,223,849	1,319,166	5,202,196	4,453,366
Loss from operations	(2,167,577)	(1,170,585)	(4,686,391)	(3,596,799)
Other income (expense):
Interest income	2,488	1,637	4,628	3,240
Interest expense	(10,968)	(117,276)	(472,185)	(337,206)
Total other income (expense)	(8,480)	(115,639)	(467,557)	(333,966)
Loss before income taxes	(2,176,057)	(1,286,224)	(5,153,948)	(3,930,765)
Benefit for income taxes	—	—	—	—
Net loss	$(2,176,057)	$(1,286,224)	$(5,153,948)	$(3,930,765)

Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.06)	$(0.11)
Weighted average common shares outstanding, basic and diluted	122,277,324	36,756,864	79,666,229	36,753,942

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2011	5,000,000	$5,000	36,709,706	$36,710	$91,111,640	$(102,576,581)	$(11,423,231)
Net loss	—	—	—	—	—	(3,930,765)	(3,930,765)
Private placement of preferred stock, net of offering costs of $386,030	500,000	500	—	—	2,613,470	—	2,613,970
Warrants issued in connection with private placement of preferred stock	—	—	—	—	104,907		104,907
Common stock issued:
Employee stock purchase plan	—	—	52,158	52	8,758	—	8,810
Stock-based compensation expense	—	—	—	—	170,875	—	170,875

Balance as of September 30, 2012	5,500,000	$5,500	36,761,864	$36,762	$94,009,650	$(106,507,346)	$(12,455,434)

Balance as of December 31, 2012	5,500,000	$5,500	36,761,864	$36,762	$94,030,603	$(107,696,665)	$(13,623,800)

Net loss	—	—	—	—	—	(5,153,948)	(5,153,948)
Private placement of common stock, net of offering costs of $1,735,000	—	—	43,715,847	43,716	11,265,204	—	11,308,920
Conversion of preferred stock	(5,500,000)	(5,500)	39,089,161	39,089	(33,589)	—	—
Conversion of convertible debt	—	—	2,521,222	2,521	14,313,734	—	14,316,255
Common stock issued:
Exercise of stock options	—	—	252,000	252	80,268	—	80,520
Cancellation of restricted stock	—	—	(2,500)	(2)	2	—	—
Employee stock purchase plan	—	—	79,496	79	23,153	—	23,232
Stock-based compensation expense	—	—	—	—	84,608	—	84,608

Balance as of September 30, 2013	—	—	122,417,090	$122,417	$119,763,983	$(112,850,613)	$7,035,787

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,153,948)	$(3,930,765)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	161,302	225,299
Stock-based compensation expense	84,608	170,875
Change in fair value of warrants	297,547	—
Changes in operating assets and liabilities:
Accounts receivable	31,685	(1,442)
Receivable from related party	550,297	(5,926)
Inventory	25,682	43,213
Prepaid expenses and other current assets	(139,215)	(48,400)
Accounts payable	688,154	(76,230)
Accrued expenses	25,578	198,896
Deferred revenue	164,920	146,472
Net cash used in operating activities	(3,323,390)	(3,278,008)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(273,653)	(5,000)
Net cash used in investing activities	(273,653)	(5,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	—	1,316,255
Proceeds from private placement of preferred stock	—	3,000,000
Proceeds from private placement of common stock	12,000,000	—
Private placement offering costs	(988,626)	(281,123)
Proceeds from exercises of employee stock options	80,520	—
Proceeds from employee stock purchase plan	23,232	8,810
Net cash provided by financing activities	11,115,126	4,043,942
Net increase in cash and cash equivalents	7,518,083	760,934
Cash and cash equivalents, beginning of period	1,225,426	1,728,222
Cash and cash equivalents, end of period	$8,743,509	$2,489,156

Supplemental disclosures of cash flow information:
Cash paid for interest	$219,914	$319,478

Supplemental disclosures of non-cash financing activities:
Warrants issued in connection with private placements	$—	$104,907
Conversion of debt to common stock	$14,316,255	$—
Interest related to fair value of warrants market adjustment	$297,547	$—

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(UNAUDITED)

Note 1—Basis of Presentation

Interleukin Genetics, Inc. (“the Company”) develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive or therapeutic measures. The Company’s principal operations and markets are located in the United States.

The accompanying condensed financial statements include the accounts of the Company as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012.

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

Note 2—Operating Matters and Liquidity

The Company has experienced net operating losses since its inception through September 30, 2013. The Company had net losses of $5.1 million and $5.0 million for the years ended December 31, 2012 and 2011, respectively, and $5.2 million for the nine months ended September 30, 2013, contributing to an accumulated deficit of $112.9 million as of September 30, 2013.

The Company continues to take steps to reduce genetic test processing costs. Cost savings are achieved through test process improvements and the subleasing of underutilized rental space. Management believes that the current laboratory space is adequate to process high volumes of genetic tests.

As more fully discussed in Note 8 herein, on May 17, 2013, the Company entered into a Common Stock Purchase Agreement with various accredited investors, pursuant to which the Company sold an aggregate of 43,715,847 shares of its common stock in a private placement transaction, at a price of $0.2745 per share for gross proceeds of $12,000,000. The investors also received warrants to purchase up to an aggregate of 32,786,885 shares of common stock at an exercise price of $0.2745 per share. The warrants are exercisable as to 63% of the shares immediately and as to 37% of the shares following receipt of shareholder approval, which occurred on August 9, 2013, of an increase in the number of authorized shares of common stock from 150,000,000 to 300,000,000, and have a term of seven years from the date they became exercisable.

The Company’s financial statements have been prepared assuming that it will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company expects to incur additional losses in 2013 and, accordingly, is dependent on the recent financing and potential revenue to fund its operations in the commercial launch of the PST® test with Renaissance Health Services Corporation (“RHSC”), the parent corporation of eight Delta Dental member companies operating in their eight respective states. The Company currently believes RHSC may begin offering dental plans that incorporate our genetic PST® test for plan years beginning in 2014. The timing of any revenues that we may receive under this agreement is dependent upon the timing of the offering of such plans, which timing is very uncertain at this time, and is contingent upon a number of factors, including RHSC’s affiliates’ ability to develop such plans and to develop a viable market for such plans. The Company currently expects the launch of the PST genetic test with RHSC will occur in a phased approach. The Company expects RHSC in early 2014 to partner with smaller group plans. In the latter half of 2014 and 2015, RHSC is expected to offer dental plans that incorporate our genetic test to a broader group of employer customers. The Company expects to have the cash resources necessary, for at least the next twelve months, to support the launch of the PST genetic test in dental offices in collaboration with RHSC.

Note 3—Significant Accounting Policies

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of September 30, 2013 and December 31, 2012, the Company had deferred genetic test revenue of $1.8 million and $1.6 million, respectively. Included in deferred revenue at September 30, 2013 are $733,000 in customer payments in excess of one year old. Management continues to evaluate steps it may take in resolving these older payments.

Sales Commission

The Company accounts for sales commissions due to Amway Global under the Merchant Channel and Partner Agreement in accordance with SEC Staff Accounting Bulletin (“SAB”) 104. Commissions are recorded as an expense at the time they become due which is at the point of sale. The cost of commissions was $318,000 and $576,000 for the nine months ended September 30, 2013 and 2012, respectively.

Accounts Receivable

Accounts receivable is stated at estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its commercial genetic test customers a 2% cash discount if payment is made by bank wire transfer within 10 days of the invoice date. No accounts receivable reserve is required at September 30, 2013 as all accounts receivable are expected to be collected.

Inventory

Inventory is carried at lower of cost (first-in, first-out method) or market and no inventory reserve is deemed necessary at September 30, 2013. As the Company does not manufacture any products, no overhead costs are included in inventory. When a kit is sold, the corresponding cost of the kit is recorded as cost of goods sold and removed from inventory.

Inventory consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Raw materials	$122,961	$154,485
Finished goods	9,595	3,753
Total inventory, net	$132,556	$158,238

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

Significant management judgment is required in determining the Company’s provision (benefit) for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of approximately $28.4 million as of September 30, 2013, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

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

The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the nine months ended September 30, 2013. However, if the Company incurred interest and penalties they would be recorded in general and administrative expenses.

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

	As of September 30,
	2013	2012
Options outstanding	1,603,150	1,830,767
Warrants outstanding	37,269,125	2,187,158
Convertible preferred stock	—	39,089,161
Convertible debt	—	2,521,222
Total	38,872,275	45,628,308

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

On October 20, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor Inc. Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. We paid Amway Global $318,000 and $576,000 in commissions for the nine months ended September 30, 2013 and 2012, respectively, representing a percentage of net sales to their customers. The Company expenses commissions owed to Amway Global at the point of sale with the customer.

On September 14, 2012, the Company received a purchase order from Access Business Group, LLC (“ABG”), an affiliate of Pyxis Innovations, Inc. (“Pyxis”), the Company’s largest stockholder and a subsidiary of Alticor. The order consists of kits of the Company’s Weight Management genetic test to be included in a promotional product bundle to be offered by ABG to the Amway sales channel in 2013. The total amount of the order was $1.0 million. The Company shipped $0.5 million in December 2012 and the balance in the first quarter of 2013. ABG placed an additional order for $327,000. All other amounts have been paid on these orders. The Company continues to receive additional orders from ABG for this program. During the nine months ended September 30, 2013, approximately 47% of our revenue came from tests processed through this program.

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

During the nine months ended September 30, 2013 and 2012, approximately 38% and 65%, respectively, of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor, and 47% and 0%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

On February 25, 2013, the Company entered into a Preferred Participation Agreement with RHSC, for itself and on behalf of certain of its affiliates and subsidiaries. RHSC is a related party through its affiliation with Delta Dental of Michigan, Inc. (“DDMI”), a stockholder of the Company. Pursuant to this agreement, affiliates of RHSC agreed to reimburse the Company a fixed price for each PST® genetic test that the Company processed for a customer of affiliates of RHSC. In addition, if during the term of the agreement the Company offered the PST® test to any other person or party for a lower price, such lower price would then be applicable to tests processed for a customer of such affiliates of RHSC for the remainder of the term of the agreement. The pricing arrangement was subject to the satisfaction of certain milestones, including that (1) within a specified timeframe, RHSC affiliates were to develop and offer dental benefit plans for which a significant portion of such affiliate's clients are eligible that provided for use of the PST® test and reimbursement of the test at the agreed upon price (each such plan, hereinafter referred to as a “Reimbursed Dental Plan”) and (2) prior to a specified date, RHSC affiliates were to have sold policies for Reimbursed Dental Plans for the year beginning January 1, 2014. The Company agreed that for a one year period beginning on the date on which RHSC affiliates first offered a Reimbursed Dental Plan, it would make the PST® test available solely to RHSC affiliates and not to any other third party or person. This agreement had a term of three years beginning on February 25, 2013.

On November 1, 2013, the Company entered into an Amended and Restated Preferred Participation Agreement with RHSC, for itself and on behalf of certain of its affiliates and subsidiaries. Pursuant to this agreement, affiliates of RHSC have agreed to reimburse the Company a fixed price for each PST® genetic test that the Company processes for a customer of affiliates of RHSC. In addition, if during the term of the agreement the Company offers the PST® test to any other person or party for a lower price, such lower price shall then be applicable to tests processed for a customer of such affiliates of RHSC for the remainder of the term of the agreement. RHSC and its affiliates will continue to receive the preferred pricing (or any lower market price during the term) only for so long as affiliates of RHSC continue to: (a) work to develop and to offer Reimbursed Dental Plans for which a significant portion of employees of RHSC’s affiliates’ customers are eligible; and (b) exercise their commercially-reasonable best efforts to maximize the number of customers that offer a Reimbursed Dental Plan. In addition, under the terms of the amended agreement, the Company is no longer obligated to make the PST® test available solely to RHSC affiliates and not to any other third party or person. This amended agreement has a term of three years beginning February 25, 2013, unless terminated earlier (1) upon the mutual written agreement of us and RHSC, (2) if either party becomes the subject of bankruptcy, insolvency, liquidation or other similar proceedings, or (3) in the event of an uncured breach of the amended agreement by either party.

The timing of any revenues that the Company may receive under the amended agreement with RHSC is dependent upon the timing of the offering of Reimbursed Dental Plans, which timing is very uncertain at this time and is dependent on a viable market developing for such plans. The Company currently expects the launch of the PST genetic test with RHSC will occur in a phased approach. The Company expects RHSC in early 2014 to partner with smaller group plans. In the latter half of 2014 and in 2015, RHSC is expected to offer dental plans that incorporate our genetic test to a broader group of employer customers. The Company does not expect to receive any significant revenues under this agreement until the fourth quarter of 2014 or early in 2015, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues under this agreement.

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

Immediately prior to the closing of the private placement of common stock on May 17, 2013, Pyxis converted all of the principal amount of debt outstanding into 2,521,222 shares of common stock. Accordingly, there is no convertible debt outstanding at September 30, 2013.

Note 6—Intangible Assets

Intangible assets at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Patent costs	$1,154,523	$1,154,523
Less — Accumulated amortization	(837,341)	(755,392)
Total	$317,182	$399,131

Patent amortization expense was $81,950 and $86,590 for the nine months ended September 30, 2013 and 2012, respectively.

Patent costs which are amortized on a straight-line basis over a 10-year life, are scheduled to amortize as follows:

Year ending December 31,

2013 (remaining three months)	$27,317
2014	94,100
2015	77,656
2016	61,119
Thereafter	56,990
$317,182

Note 7—Commitments and Contingencies

Operating Lease

The Company leases its office and laboratory space under a non-cancelable operating lease expiring on March 31, 2014. In May 2010, the Company completed a sublease of approximately 6,000 square feet of underutilized office and laboratory space which successfully reduced our total space operating costs. The sublease also expires on March 31, 2014. Rent expense, net of the benefit of the sublease, was $246,000 and $253,000 for the nine months ended September 30, 2013 and 2012, respectively. The Company has not executed its renewal option and plans to negotiate for an extension of its current office and laboratory space.

Note 8—Capital Stock

Authorized Preferred and Common Stock

At September 30, 2013, the Company had authorized 6,000,000 shares of $0.001 par value preferred stock. The Company had authorized 300,000,000 shares of $0.001 par value common stock of which 171,352,369 shares were outstanding or reserved for issuance. Of those, 122,417,090 shares were outstanding; 10,995,650 shares were reserved for the potential exercise of outstanding stock options and for shares of common stock available for future grants under our stock plan; 670,504 shares were reserved for the potential exercise of rights held under the Employee Stock Purchase Plan; 1,750,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $1.30 per share which are exercisable currently until March 5, 2015; 437,158 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $0.2745 per share which are exercisable currently until June 29, 2017; and 35,081,967 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $0.2745 per share. The warrants are exercisable as to 63% of the shares immediately and as to 37% of the shares following receipt of shareholder approval, which occurred on August 9, 2013, of an increase in the number of authorized shares of common stock from 150,000,000 to 300,000,000, and have a term of seven years from the date they became exercisable.

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

Each share of Series A-1 Preferred Stock was convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($1.80, and subject to adjustment) by the conversion price in effect on the date the certificate was surrendered for conversion. The Series A-1 Preferred Stock was convertible into 28,160,200 shares of common stock reflecting a conversion price of $0.3196 per share. Each share of Series B Preferred Stock was convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($6.00, and subject to adjustment) by the conversion price in effect on the date the certificate was surrendered for conversion. The Series B Preferred Stock was convertible into 10,928,961 shares of common stock reflecting a conversion price of $0.2745 per share. All shares of Preferred Stock were converted to common stock on May 17, 2013 in connection with the private placement described below, resulting in the issuance of 39,089,161 shares of common stock. As of September 30, 2013 no shares of preferred stock are issued and outstanding.

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

On May 17, 2013, the Company entered into a Common Stock Purchase Agreement with various accredited investors (“the “Purchasers”), pursuant to which the Company sold securities to the Purchasers in a private placement transaction. The Company sold an aggregate of 43,715,847 shares of its common stock, at a price of $0.2745 per share for gross proceeds of $12,000,000. The Purchasers also received warrants to purchase up to an aggregate of 32,786,885 shares of Common Stock at an exercise price of $0.2745 per share (the “Warrants”). The Warrants were exercisable as to 63% of the shares immediately and as to 37% of the shares following receipt of shareholder approval of a share authorization increase and have a term of seven years from the date they become exercisable. For Warrants that were exercisable upon shareholder approval of an increase in the Company’s authorized shares of common stock, the Company recorded a non-current liability at June 30, 2013 based on the allocation of the relative fair values of the common stock and Warrants issued in the private placement. In addition, the Company recognized non-cash interest expense of $286,579 representing the increase in the fair value of the warrant liability from the date of issuance to June 30, 2013. On August 9, 2013, the Company’s shareholders’ approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000 shares. Following the shareholder approval of the increase in authorized shares on August 9, 2013 the Company filed a certificate of amendment with the Delaware Secretary of State, which provided for adequate authorized shares for all potential common stock equivalents issued pursuant to the financing on May 17, 2013. As a result, the warrant liability reflected as a non-current liability, in the June 30, 2013 balance sheet was reclassified to shareholders’ equity at its fair value as of August 9, 2013. The fair value of the warrant liability increased $11,000 from June 30, 2013 to August 9, 2013, and was recorded as an increase to interest expense in the statement of operations for the three months ended September 30, 2013.

For its services in this transaction, the placement agent received cash compensation in the amount of approximately $780,000 and the placement agent and an affiliate received warrants to purchase an aggregate of 2,295,082 shares of common stock, at an exercise price of $0.2745 per share (the “Placement Agent Warrants”). The Placement Agent Warrants became exercisable on August 9, 2013, following shareholder approval of an increase in the Company’s authorized shares of common stock and expire August 9, 2020. The cash compensation and the fair value of the warrants were recorded as issuance costs resulting in a reduction to shareholders’ equity.

For purposes of determining the fair value of the warrants exercisable upon shareholder approval of an increase in the Company’s authorized shares, the Black-Scholes pricing model was used with the following assumptions:

	May 17, 2013	June 30, 2013	August 9, 2013
Risk-free interest rate	1.35%	1.58%	2.53%
Expected life	4 years	4 years	4 years
Expected volatility	144.63%	145.62%	146.19%
Dividend Yield	0%	0%	0%

Using these assumptions, the fair value of the warrants is $5,072,129 on May 17, 2013, $5,358,708 on June 30, 2013 and $5,369,676 on August 9, 2013.

In connection with this private placement, all preferred stockholders converted their shares of Preferred Stock to common stock in accordance with the terms noted above resulting in the issuance of 39,089,161 shares of common stock.

In addition, pursuant to the Common Stock Purchase Agreement, each Purchaser has the right, at any time and from time to time following the date of shareholder approval of the increase in the number of authorized shares of common stock from 150,000,000 shares to 300,000,000 shares (which occurred on August 9, 2013) and on or before June 30, 2014, to purchase at one or more subsequent closings its pro rata share of up to an aggregate of $5,000,000 of additional shares of common stock and warrants on the same terms and conditions as those set forth above. If, prior to June 30, 2014, investors have not purchased their entire pro rata share of such additional investment of $5,000,000, those who have purchased their entire pro rata share of the additional investment, will be entitled to purchase the unsold portion of the additional investment.

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

Note 9—Stock-Based Compensation Arrangements

Total stock-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock option grants beginning of period	$19,532	$73,507	$71,497	$168,294
Stock-based arrangements during the period:
Stock option grants	3,061	1,238	9,170	1,249
Restricted stock issued:
Employee stock purchase plan	1,732	—	3,941	1,332
	$24,325	$74,745	$84,608	$170,875

Stock option and restricted stock grants

The following table details stock option and restricted stock activity for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended	September 30, 2013	Nine Months Ended	September 30, 2012
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding, beginning of period	2,302,000	$1.06	2,228,067	$1.14
Stock options granted	200,000	0.29	81,000	0.45
Stock options exercised	(252,000)	0.32	—	—
Restricted stock exercised	(2,500)	0.00	(2,500)	0.00
Canceled/Expired	(644,350)	1.08	(475,800)	0.55
Outstanding, end of period	1,603,150	$1.07	1,830,767	$1.27
Exercisable, end of period	668,700	$2.07	1,397,767	$1.49

At September 30, 2013, there was approximately $217,000 of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Company’s stock plans.

Restricted Stock Awards

Holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. Recipients of restricted stock awards are generally not required to pay any consideration to the Company for these restricted stock awards. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period. During the nine months ended September 30, 2013, 2,500 shares of restricted stock were cancelled and during the nine months ended September 30, 2013 and 2012, the Company granted no restricted stock awards.

On August 9, 2013, the Company’s shareholders’ approved the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). During the nine month period ended September 30, 2013, the Company granted 200,000 stock options under the 2004 Employee, Director & Consultant Stock Plan(the “2004 Plan”). The 2013 Plan will allow for the issuance of up to 8,860,000 additional shares of our common stock pursuant to awards granted under the 2013 Plan and will allow for the issuance of up to a maximum of 2,435,500 shares of common stock that are represented by options outstanding under our 2004 Plan, that expire or are cancelled without delivery of shares of common stock on or after the date of stockholder approval of the 2013 Plan. At September 30, 2013, the Company had an aggregate of 9,392,500 shares of common stock available for grant under the 2013 Plan.

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

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are deemed to be compensatory because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the nine months ended September 30, 2013 and 2012, employees purchased 79,496 and 52,158 shares, respectively, of common stock at a weighted-average purchase price of $0.29 and $0.17, respectively, while the weighted-average market value was $0.34 and $0.20 per share, respectively, resulting in compensation expense of $3,941 and $1,332, respectively.

Note 10—Industry Risk and Concentration

The Company develops genetic risk assessment tests and performs research for its own benefit. As of September 30, 2013, the Company has introduced four genetic risk assessment tests commercially. Commercial success of the Company’s genetic risk assessment tests will depend on their success as being deemed to be scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partners.

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

During the nine months ended September 30, 2013 and 2012, approximately 38% and 65%, respectively, of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor, and 47% and 0%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

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

During the nine months ended September 30, 2013, we continued to focus our resources on commercializing our PST® test following completion of the large validation study with the University of Michigan and Renaissance Health Services Corporation (“RHSC”) and on the sales of our Inherent Health® brand of genetic tests and related programs.

The objective of this study is to improve dental care by identifying and using certain risk factors to set preventative treatment regimens. Periodontitis initiation and progression is driven by two factors: bacterial plaque that initiates the disease and the body’s inflammatory response to bacteria which, when overly aggressive, causes breakdown of the bone and tissue that support the teeth. This inflammatory response varies greatly within the population and is significantly impacted by individual genetic make-up. Genetic testing can identify patients who have an increased inflammatory response to oral bacteria which significantly increases risk of periodontitis and tooth loss. Smoking and diabetes also contribute significantly to the risk of periodontal disease. The study explored the influence of three key risk factors for periodontal disease—smoking, diabetes and genetics—on tooth loss given varied frequencies of preventive dental visits that included cleanings. By examining claims data from 5,117 patients without periodontitis throughout a 16 year period and conducting genetic testing, researchers determined that patients with genetic variations of the IL-1 genotype, or one or more other risk factors examined, were at significantly increased risk for tooth loss and therefore require more preventive dental care. The IL-1 genetic variation was the single most prevalent risk factor—nearly one in three Americans carry this genetic variation. This study demonstrates the important opportunity to provide more effective preventive oral care through the use of risk-based patient assessment that includes genetic testing. The study was conducted under the direction of Dr. William Giannobile, Najjar endowed Professor of Dentistry and Biomedical Engineering, and Chair of the Department of Periodontics and Oral Medicine at the University of Michigan.

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

On February 25, 2013, we entered into a Preferred Participation Agreement with RHSC, for itself and on behalf of certain of its affiliates and subsidiaries. Pursuant to this agreement, affiliates of RHSC agreed to reimburse us a fixed price for each PST® genetic test that we processed for a customer of affiliates of RHSC. In addition, if during the term of the agreement we offered the PST® test to any other person or party for a lower price, such lower price would then be applicable to tests processed for a customer of such affiliates of RHSC for the remainder of the term of the agreement. The pricing arrangement was subject to the satisfaction of certain milestones, including that (1) within a specified timeframe, RHSC affiliates were to develop and offer dental benefit plans for which a significant portion of such affiliate's clients are eligible that provided for use of the PST® test and reimbursement of the test at the agreed upon price (each such plan, hereinafter referred to as a “Reimbursed Dental Plan”) and (2) prior to a specified date, RHSC affiliates were to have sold policies for Reimbursed Dental Plans for the year beginning January 1, 2014. We agreed that for a one year period beginning on the date on which RHSC affiliates first offered a Reimbursed Dental Plan, we would make the PST® test available solely to RHSC affiliates and not to any other third party or person. This agreement had a term of three years beginning on February 25, 2013.

On November 1, 2013, we entered into an Amended and Restated Preferred Participation Agreement with RHSC, for itself and on behalf of certain of its affiliates and subsidiaries. Pursuant to this agreement, affiliates of RHSC have agreed to reimburse us a fixed price for each PST® genetic test that we process for a customer of affiliates of RHSC. In addition, if during the term of the agreement we offer the PST® test to any other person or party for a lower price, such lower price shall then be applicable to tests processed for a customer of such affiliates of RHSC for the remainder of the term of the agreement. RHSC and its affiliates will continue to receive the preferred pricing (or any lower market price during the term) only for so long as affiliates of RHSC continue to: (a) work to develop and to offer Reimbursed Dental Plans for which a significant portion of employees of RHSC’s affiliates’ customers are eligible; and (b) exercise their commercially-reasonable best efforts to maximize the number of customers that offer a Reimbursed Dental Plan. In addition, under the terms of the amended agreement, we are no longer obligated to make the PST® test available solely to RHSC affiliates and not to any other third party or person. This amended agreement has a term of three years beginning February 25, 2013, unless terminated earlier (1) upon the mutual written agreement of us and RHSC, (2) if either party becomes the subject of bankruptcy, insolvency, liquidation or other similar proceedings, or (3) in the event of an uncured breach of the amended agreement by either party.

The timing of any revenues that we may receive under the amended agreement with RHSC is dependent upon the timing of the offering of Reimbursed Dental Plans, which timing is very uncertain at this time and is dependent on a viable market developing for such plans. We currently expect the launch of the PST genetic test with RHSC will occur in a phased approach. We expect RHSC in early 2014 to partner with smaller group plans. In the latter half of 2014 and 2015, RHSC is expected to offer dental plans that incorporate our genetic test to a broader group of employer customers. We do not expect to receive any significant revenues under this agreement until the fourth quarter of 2014 or early in 2015, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues under this agreement.

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

                In September 2012, Access Business Group LLC (“ABG”), an affiliate of Alticor, a related party, placed a purchase order totaling $1.0 million consisting of weight management kits. The kits are included as part of a promotional bundle of products that Amway is now selling to their Individual Business Owners (IBOs). Additional orders continue to be received for this program. We expect the program to continue in 2014. Cash received from the orders will remain in deferred revenue until the earlier of the tests being returned or being processed or the end of the program year. The program has an end date of December 31 for each year the program runs, and we expect to recognize revenue from the program throughout 2013 and 2014.

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

On May 17, 2013, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with various accredited investors (the “Purchasers”), pursuant to which we sold securities to the Purchasers in a private placement transaction (the “Private Placement”). In the Private Placement, we sold an aggregate of 43,715,847 shares of our common stock at a price of $0.2745 per share for gross proceeds of $12,000,000. The Purchasers also received warrants to purchase up to an aggregate of 32,786,885 shares of common stock an exercise price of $0.2745 per share (the “Warrants”). The Warrants are all currently exercisable and have a term of seven years from the date they became exercisable.

In addition, pursuant to the Purchase Agreement, each Purchaser has the right, at any time and from time to time following August 9, 2013, the date of shareholder approval of an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 shares to 300,000,000 shares, and on or before June 30, 2014 (the “Expiration Date”), to purchase at one or more subsequent closings its pro rata share of up to an aggregate of 18,214,936 additional shares of common stock at a purchase price of $0.2745 per share and warrants to purchase up to an aggregate of 13,661,201 shares of common stock at an exercise price of $0.2745 per share (the “Additional Investment”). If, prior to the Expiration Date, Purchasers have not purchased their entire pro rata share of the Additional Investment, Purchasers who have purchased their entire pro rata share of the Additional Investment, will be entitled to purchase the unsold portion of the Additional Investment.

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

Three Months Ended September 30, 2013 and September 30, 2012

Total revenue for the three months ended September 30, 2013 was $419,000, compared to $420,000 for the three months ended September 30, 2012. The slight decrease is primarily attributable to decreased testing revenue from genetic tests processed. In the three months ended September 30, 2013, genetic tests processed had a lower average price as a result of sales of our Inherent Health® Weight Management genetic test through the promotional product bundle program of ABG, as compared to the three months ended September 30, 2012, where tests processed had a higher average selling price. Genetic testing revenue is derived from tests sold and processed, which is driven by consumer demand. Deferred revenue, which consists of genetic tests sold and not yet processed, increased to $1.8 million at September 30, 2013 as compared to $1.6 million on December 31, 2012.

During the three months ended September 30, 2013, 40% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global, compared to 68% during the three months ended September 30, 2012. Pursuant to this agreement, Amway Global sells our genetic tests through its e-commerce web site via a hyperlink to our e-commerce site. During the same three month periods, 43% and 0%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

Cost of revenue for the three months ended September 30, 2013 was $363,000 or 86.6% of revenue, compared to $271,000, or 64.6% of revenue, for the three months ended September 30, 2012. The increase in the cost of revenue as a percentage of revenue is primarily attributable to increased laboratory costs associated with processing genetic tests, at a lower average selling price, as compared to the three months ended September 30, 2012.

Research and development expenses were $161,000 for the three months ended September 30, 2013, compared to $246,000 for the three months ended September 30, 2012. The decrease of $85,000, or 34.3% is primarily attributable to  decreased compensation and consulting costs, partially offset by increased clinical trial costs. In the first quarter of 2013, our Chief Scientific Officer had fully transitioned to his role as Chief Executive Officer and, accordingly, related compensation costs were classified as part of selling, general and administrative expenses in the 2013 period whereas such costs had previously been classified as research and development expenses.

Selling, general and administrative expenses were $2.0 million for the three months ended September 30, 2013, compared to $1.0 million for the three months ended September 30, 2012. The increase of $1.0 million, or 94.8% is primarily attributable to increased consulting and compensation expenses related to marketing activities for our PST periodontal test, partially offset by lower corporate legal fees as well as lower sales commissions paid to Amway Global as part of our Merchant Channel and Partner Store Agreement.

Interest expense was $11,000 for the three months ended September 30, 2013, as compared to $117,000 for the three months ended September 30, 2012. The decrease in interest expense of $106,000 is attributable to interest expense consisting of only non cash interest associated with the fair value of the warrant liability in the three months ended September 30, 3013, as compared to interest expense related to the outstanding convertible debt during the three months ended September 30, 2012. All outstanding convertible debt was converted to common stock on May 17, 2013.

Nine Months Ended September 30, 2013 and September 30, 2012

Total revenue was $1.8 million for the nine months ended September 30, 2013, as compared to $1.9 million for the nine months ended September 30, 2012. The decrease of $139,000, or 8.0%, is primarily attributable to decreased testing revenue from genetic tests processed. In the nine months ended September 30, 2013, genetic tests processed had a lower average price as a result of sales of our Inherent Health® Weight Management genetic test through the promotional product bundle program of ABG, as compared to the nine months ended September 30, 2012, where tests processed had a higher average selling price.  In addition, we recognized revenue in 2012 as part of our PST validation study with the University of Michigan and RHSC.

During the nine months ended September 30, 2013, 38% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global compared to 65% during the nine months ended September 30, 2012. During the same nine month periods, 47% and 0%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

Cost of revenue for the nine months ended September 30, 2013 was $1.2 million or 70.7% of revenue, compared to $1.0 million, or 54.9% of revenue, for the nine months ended September 30, 2012. The increase in the cost of revenue as a percentage of revenue is primarily attributable to increased laboratory costs associated with processing genetic tests, processed at a lower selling price, as compared to the nine months ended September 30, 2012.

Research and development expenses were $510,000 for the nine months ended September 30, 2013, compared to $1.0 million for the nine months ended September 30, 2012. The decrease of $500,000 or 49.5%, in research and development expenses is primarily attributable to decreased compensation, consulting and clinical study costs. In the first quarter of 2013, our Chief Scientific Officer had fully transitioned to his role as Chief Executive Officer and, accordingly, related compensation costs were classified as part of selling, general and administrative expenses in the 2013 period whereas such costs had previously been classified as research and development expenses.

Selling, general and administrative expenses were $4.6 million for the nine months ended September 30, 2013, compared to $3.4 million for the nine months ended September 30, 2012. The increase of $1.2 million, or 37.3%, is primarily attributable to increased consulting and compensation expenses related to marketing activities for our PST periodontal test, partially offset by lower corporate legal fees as well as lower sales commissions paid to Amway Global as part of our Merchant Channel and Partner Store Agreement.

Interest expense was $472,000 for the nine months ended September 30, 2013, as compared to $337,000 for the nine months ended September 30, 2012. The increase in interest expense of $135,000 is attributable to non cash interest associated with the fair value of the warrant liability partially offset by lower interest expense due to the conversion of all outstanding convertible debt to common stock on May 17, 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $8.7 million.

Cash used in operations was $3.3 million for the nine months ended September 30, 2013 and 2012. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of related party receivables, inventory levels, receipt of orders and the timing of payments to suppliers. In the nine months ended September 30, 2013, approximately $1.4 million was received as payment for weight management kits ordered as part of ABG’s promotional product bundle incorporating our weight management genetic test. Deferred revenue, which consists of cash received from genetic test sales increased by $165,000 to $1.8 million during the nine months ended September 30, 2013.

Cash used in investing activities was $274,000 for the nine months ended September 30, 2013, compared to $5,000 for the nine months ended September 30, 2012. These amounts represent capital additions. During the three months ended September 30, 2013, we added additional laboratory genetic test automation processing equipment in anticipation of the introduction of our PST® periodontal genetic test. We expect additional capital purchases may be needed in the foreseeable future to further automate some of our laboratory process as we start to process samples related to our PST® test.

Cash provided by financing activities was $11.1 million for the nine months ended September 30, 2013, compared to $4.0 million for the nine months ended September 30, 2012. On May 17, 2013, we entered into a Common Stock Purchase Agreement with various accredited investors, pursuant to which we sold an aggregate of 43,715,847 shares of our common stock, at a price of $0.2745 per share for net cash proceeds of $11.0 million. On April 13, 2012, we received $1.3 million in proceeds from the issuance of a note payable under our credit facility with Pyxis. On June 29, 2012, we completed a financing with Delta Dental of Michigan, Inc. (“DDMI”), pursuant to which DDMI purchased 500,000 shares of Series B Convertible Preferred Stock for gross proceeds of $3,000,000. All costs associated with this transaction were paid in the third quarter of 2012. We received $23,232 from stock purchases through the employee stock purchase plan during the nine months ending September 30, 2013 compared to $8,810 for the nine months ended September 30, 2012.  We received $80,520 from the exercise of employee stock options in the nine months ended September 30, 2013 while none were exercised in the same period in 2012.

The amount of cash we generate from operations is currently not sufficient to continue to fund operations and grow our business. We expect that our current and anticipated financial resources, including the proceeds from the May 2013 private placement (and assuming the receipt of an additional $5 million in gross proceeds from the second tranche of the May 2013 private placement), will be adequate to maintain our current and planned operations at least through the next twelve months. We may need significant additional capital to fund our continued operations, to facilitate the commercial launch of our PST® genetic test, for continued research and development efforts, and for obtaining and protecting patents and administrative expenses. We believe our success depends on our ability to have sufficient capital and liquidity to fund operations at least until we begin to receive significant revenues under the Amended and Restated Preferred Participation Agreement with RHSC and its affiliates. The timing of any revenues that we may receive under this agreement is dependent upon the timing of the offering of Reimbursed Dental Plans by RHSC affiliates, which timing is uncertain at this time, and is contingent upon a number of factors, including RHSC’s affiliates’ ability to develop reimbursed Dental Plans and to develop a viable market for such plans. We expect RHSC in early 2014 to partner with smaller group plans. In the latter half of 2014 and 2015, RHSC is expected to offer dental plans that incorporate our genetic test to a broader group of employer customers. We do not expect to receive any significant revenues under this agreement until the fourth quarter of 2014 or early in 2015, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues under this agreement.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.        Legal Proceedings

Not applicable.

Item 1A.     Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as amended by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, except as follows:

The following risk factor is added:

Changes in healthcare policy could impact commercialization of our tests, particularly our PST® test.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the ACA, became law. This law substantially changes the way health care is financed by both governmental and private insurers. The ACA contains a number of provisions that may impact our business and operations in ways we cannot currently predict. In particular, we believe that the ACA may impact adoption of Reimbursed Dental Plans that include our PST® test because there is uncertainty in the cost of compliance with the ACA and how that may impact employer coverage for adult dental care in their overall benefits plan.

In addition to the ACA, there will likely continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our tests or the amounts of reimbursement available for our tests from governmental agencies or third-party payors. While in general it is too early to predict specifically what effect the ACA or any future healthcare reform legislation or policies will have on our business, current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.

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

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 and under “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. In addition, the forward-looking statements contained herein represent our estimates and expectations only as of the date of this filing and should not be relied upon as representing our estimates and expectations as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information.

Not applicable.

Item 6.        Exhibits.

Exhibit Number	Exhibit
3.1*	Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on October 23, 2013.
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Interleukin Genetics Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Deficit, (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interleukin Genetics, Inc.

Date: November 14, 2013	By:	/s/ Kenneth S. Kornman
Kenneth S. Kornman
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Eliot M. Lurier
Eliot M. Lurier
Chief Financial Officer
(Principal Financial Officer)

