Form 10-K
period 2013-12-31
INTERLEUKIN GENETICS INC
filed 2014-03-20
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was $19,936,781.

As of March 8, 2014 there were 122,448,707 shares of the registrant’s Common Stock issued and outstanding.

Documents Incorporated By Reference

Portions of the registrant’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

INTERLEUKIN GENETICS, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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

Item 1.  Business

Overview

Interleukin Genetics, Inc. is a personalized health company that develops unique genetic tests to provide information to better manage health and specific health risks. Our overall mission is to provide genetic testing services to empower physicians, dentists, and individuals, to better guide prevention and treatment options that can help individuals maintain or improve their health. We believe that our proprietary genetic tests can help our commercial distribution partners provide improved services to their customers, empower individuals to personalize their health, and assist pharmaceutical companies to improve drug development and use by identifying subpopulations that may be more responsive to a therapy. Our business focuses on personalized health, by providing genetic tests that are actionable and provide clinical value. Our tests are made available through healthcare providers, via marketing partners or, for some of our tests, directly to end users. We have patents covering the use of certain gene variations and specific combinations of gene variations for a number of common chronic diseases and conditions.

Until recently, scientific study of chronic health conditions has largely focused on identifying initiating factors that are causative and ways to alter or reverse the cause or condition. Common examples of altering or reversing initiating factors include calorie reduction in the case of being overweight, reducing levels of cholesterol in the case of heart disease, elimination of bacteria in the case of periodontal disease and increasing estrogen levels in the case of osteoporosis. However, it is now well established that while initiating factors are essential for disease, the mere presence of such factors does not necessarily determine whether a single individual will develop an illness, have mild or severe disease, or respond the same way as everyone else. Many common conditions arise in part as a result of how our bodies respond and interact with various environmental factors.

Our Products

Our genetic tests that are currently being commercialized are:

•	PerioPredict™: This genetic test analyzes genetic variations associated with inflammation and identifies individuals who are at increased risk for more severe periodontal disease. In November 2013, we announced the introduction of PerioPredict™, our next-generation version of the PST® genetic test. The genetic test utilizes an expansion of previous genetic markers that now cover all major ethnic groups. We no longer offer the PST® genetic test.
•	Weight Management Genetic Test: This test determines whether a low fat, low carbohydrate or balanced diet may be best and whether normal or vigorous exercise is needed to most efficiently lose existing body fat. This test is marketed under our Inherent Health® brand.
•	Bone Health Genetic Test: This test is designed to identify whether an individual is more likely to be susceptible to spine fractures and low bone mineral density associated with osteoporosis. This test is marketed under our Inherent Health® brand.
•	Heart Health Genetic Test: This test is designed to identify genetic predisposition to excess inflammation, which is a risk factor for heart attack. This test is marketed under our Inherent Health® brand.
•	Nutritional Needs Genetic Test: This test is designed to identify DNA variations in genes crucial to B-vitamin metabolism and the ability to manage oxidative stress. This test is marketed under our Inherent Health® brand.
•	Wellness Select Genetic Test: This allows buyers to purchase any combination of Inherent Health® genetic tests at a discounted price. This is marketed under our Inherent Health® brand.

We have entered into an Amended and Restated Preferred Participation Agreement with Renaissance Health Services Corporation, or RHSC, the exclusive distributor of the Delta Dental brand in eight states, with respect to reimbursement for our PerioPredict® test (as amended and restated, we refer to this agreement as the “Preferred Participation Agreement”). We market our Inherent Health® brand of genetic assessment tests primarily through our commercial relationships with Alticor affiliated companies such as Amway.

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

Our Approach to Test Development

We seek to develop tests that may reduce the risk of certain chronic conditions and illnesses or offer treatment guidance for particular conditions. In order to do so, we believe a genetic test should be useful, understandable, credible and provide actionable guidance. The action resulting from the information we seek to provide through our genetic tests could be some form of medical treatment, dietary alteration, lifestyle change, or more careful monitoring of the person's condition. Before developing a genetic test, we make it a priority to understand its market potential.

Multiple genes and complex gene interactions along with environmental factors determine the probability of an individual contracting many common diseases. We may develop a test based on our proprietary genetic markers or public markers including important SNPs we have identified, if: a) clinical studies show that their effect has a critical and unique influence on the clinical expression of disease, or b) the genetic markers guide the development or use of lifestyle, preventive measures or therapeutic agents that modulate the specific actions of those genetic factors. The effects of our genetic factors must be sufficiently powerful so that these genetic markers cannot be excluded from a test panel without substantially reducing the practical clinical usefulness of the test. For example, clinical studies have shown that in patients with a history of heart disease, higher levels of inflammation (as measured by certain markers such as C-reactive protein, a transient marker for inflammation) are one predictor of many for future heart attacks. Indeed, published studies indicate that chronic underlying inflammation is a critical factor for increased heart attack risk. We believe that our proprietary genetic variations reliably identify those individuals who have a lifelong tendency to experience elevated inflammation and therefore to have higher inflammation-based risk for heart disease. Development efforts will continue to use our proprietary genetic technology as part of a broader genetic panel that predicts an individual’s risk for disease as he or she ages or predicts a patient’s likelihood of severe complications from disease or response to specific treatment if the individual has already been diagnosed with disease.

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

Business Strategy

Our revenue model consists of:

•	reimbursement for the processing of our PerioPredict® genetic test by insurance providers;

•	sales of our Inherent Health® brand of genetic tests either directly to end users or through partnerships such as with Alticor affiliated companies;

•	sales of our Inherent Health® brand of genetic tests to commercial distribution partners such as regional weight loss centers; and

•	license fees and royalties for intellectual property used in the sale of partner genetic tests.

Our primary business focus and strategy is to continue our commercialization efforts with our PerioPredict® genetic test. In addition, we plan to continue to develop and sell tests for our own business needs under the Inherent Health® brand.

We market our Inherent Health® brand of genetic assessment tests primarily through our relationships with Alticor's Amway Global Company and Access Business Group LLC. Under these agreements, Amway’s independent business owners, or IBOs, are able to purchase genetic tests. We believe our proprietary genetic test brands supports the efforts of Amway to develop personalized consumer products for their IBOs’ customers. Sales with Amway through these business arrangements began in December 2009.

Our Products and Product Development Pipeline

                We are focused on commercializing our existing genetic tests, primarily PerioPredict® and less on developing additional genetic tests. Our plan is to develop and commercialize tests that (1) identify healthy individuals who have a higher probability of increased risk for early or more severe health risks, (2) allow for an individual to understand which lifestyles will be best suited for his or her needs and (3) may be used in patients who have already been diagnosed with a specific disease to identify those patients who are more likely to develop severe disease complications and to guide better treatment.

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

On November 25, 2013 we announced the introduction of PerioPredict™, the Company’s new next-generation version of the PST® genetic risk test for periodontal disease. Like the original PST® test, PerioPredict™ is a genetic test that analyzes genetic variations associated with inflammation and identifies individuals who are at increased risk for more severe periodontal disease. The PerioPredict™ genetic test identifies specific polymorphisms (genetic variations) in genes that regulate the production of interleukin cytokines. Higher gingival levels of these proteins are associated with destruction of soft tissue attachment and bone, and increased severity of periodontitis in certain patient populations. Results from several clinical studies indicate that certain inflammatory cytokine levels in the gingival crevicular fluid were significantly higher in PerioPredict™ positive patients than in patients who were PerioPredict™ negative. PerioPredict™ testing need only be done once in a lifetime and identifies “at risk” patients early on to enable targeted treatment. This objective information allows the dentist and hygienist to better guide treatment to reduce complications and costs associated with more severe periodontitis. The test also helps to establish long-term patient relationships based on the patient’s genetic predisposition. The new and improved sample collection device now utilizes a simple, easy-to-use cheek swab. The new test also utilizes an expansion of previous genetic markers that now cover all major ethnic groups including Hispanic, African-American, and Asian, in addition to Caucasian.

During the year ended December 31, 2013, we continued to focus our resources on commercializing the  PerioPredict™ genetic test based on the validation study (referred to herein as the “PDPS”) with the University of Michigan and Renaissance Health Services Corporation (RHSC). The objective of the PDPS is to improve dental care by identifying and using certain risk factors to set preventative treatment regimens. On March 28, 2012, we jointly announced with the University of Michigan that the PDPS had been fully enrolled with approximately 5,400 consenting adults and on August 6, 2012, we announced that we had received top line results from the PDPS. These results indicate that in Low Risk patients, there was no significant difference between two dental preventive visits per year and one preventive visit per year in the percentage of patients who had tooth extractions over the 16 year monitoring period; 13.8% versus 16.4%, respectively. In addition, these results indicate that in High Risk patients, two preventive visits per year significantly reduced the percentage of patients who had extractions over a 16 year monitoring period compared to one preventive visit per year; 16.9% vs. 22.1%. There was also a positive relationship between number of risk factors and the percentage of patients with extractions. Low Risk patients (47% of the study population) were defined as non-smokers, genetically negative per our PerioPredict™ test and no history of diabetes. High Risk patients were defined as having one or more risk factors, PerioPredict™ positive, diabetes or smoking. On June 10, 2013, we announced the online publication of the PDPS in the Journal of Dental Research. The study examined data from 5,117 patients.

On February 25, 2013, we entered into a Preferred Participation Agreement with RHSC, for itself and on behalf of certain of its affiliates and subsidiaries, which was amended and restated on November 1, 2013. Pursuant to this agreement, affiliates of RHSC have agreed to reimburse us a fixed price for each PerioPredict™ genetic test that we process for a customer of affiliates of RHSC. In addition, if during the term of the agreement we offer the PerioPredict™ test to any other person or party for a lower price, such lower price shall then be applicable to tests processed for a customer of such affiliates of RHSC for the remainder of the term of the agreement. RHSC and its affiliates will continue to receive the preferred pricing (or any lower market price during the term) only for so long as affiliates of RHSC continue to: (a) work to develop and to offer dental plans for which a significant portion of employees of RHSC’s affiliates’ customers are eligible that provide for use of the PerioPredict™ test and reimbursement of the test at the agreed upon price (such plans, hereinafter referred to as “Reimbursed Dental Plans”); and (b) exercise their commercially-reasonable best efforts to maximize the number of customers that offer a Reimbursed Dental Plan. This agreement has a term of three years beginning on February 25, 2013, but may be terminated earlier (1) upon the mutual written agreement of us and RHSC, (2) if either party becomes the subject of bankruptcy, insolvency, liquidation or other similar proceedings, or (3) in the event of an uncured breach of the Agreement by either party.

PerioPredict™ is solely available through Interleukin Genetics. PerioPredict’s web site is www.PerioPredict.com. The original PST test is no longer available through any of its former distributors. The PerioPredict™ genetic test will be used in the dental plans offered by RHSC which began being offered in a phased roll out on January 1, 2014.

                The timing of any revenues that we may receive under the amended agreement with RHSC is dependent upon the timing of the offering of Reimbursed Dental Plans, which timing is very uncertain at this time and is dependent on a viable market developing for such plans. RHSC intends to offer Reimbursed Dental Plans in a phased approach, beginning with smaller group plans in early 2014. In the latter half of 2014 and 2015, RHSC is expected to offer Reimbursed Dental Plans to a broader group of employer customers. We do not expect to receive any significant revenues under this agreement until the fourth quarter of 2014 or early in 2015, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues under this agreement.

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

                In November 2009, we published new findings on the genetics of OA in the Annals of Rheumatic Diseases. We reported that a panel of genetic markers was highly predictive of which patients with knee OA were likely to develop severe disease as they age. The studies were done as a collaboration between Interleukin and New York University Hospital for Joint Diseases. In November 2010, we and the Thurston Arthritis Research Center at the University of North Carolina at Chapel Hill announced findings from a 1,154-patient longitudinal study to evaluate the role of genetic factors in OA progression. The new data replicated the findings reported previously by us and showed that specific proprietary patterns of IL-1 receptor antagonist gene variations predicted knee OA progression. In addition, we reported that patients with radiographic signs of early knee osteoarthritis were genetically different from those without radiographic signs of the disease and progressed to moderate or severe OA at a much greater frequency. Of those individuals who were completely free of radiographic signs of knee OA at the onset of the study, only 8.5 percent progressed to moderate or severe disease, whereas 33 percent of those with very early radiographic signs of disease exhibited progression. Those with early signs of OA were more likely than those who had no signs of disease to carry certain genetic factors, including variations in both the IL-1 receptor antagonist gene (IL1RA) and the DVWA gene that is involved in collagen formation. The combination of early radiographic signs of disease and carriage of gene variations associated with OA progression appears to identify individuals at increased risk for severe OA. We have filed patent applications on these findings.

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

On May 8, 2013 we announced the online publication in Osteoarthritis and Cartilage of a study with investigators at the Thurston Arthritis Research Center of the University of North Carolina entitled, “IL-1 receptor antagonist gene as a predictive biomarker of progression of knee osteoarthritis in a population cohort.” The newly published paper reports that individuals with radiographic knee osteoarthritis (OA) with a specific pattern of gene variations in the interleukin-1 receptor antagonist gene (IL1RN), which is involved in controlling inflammation, were more likely to progress to severe disease than those without the gene variations. In addition, the effect of these gene variations was particularly important in those with high body mass index, while not having a strong effect in those with lower body mass index.

The study was performed under the direction of Dr. Joanne Jordan, Director of the Thurston Arthritis Research Center at the University of North Carolina. “Progression of knee osteoarthritis often leads to severe disability and total knee replacement in many patients. The factors determining progression are poorly understood,” said Dr. Jordan, “and the genetic markers we reported appear to substantially improve our ability to identify which knee OA patients are more likely to progress. Our goal of course is to use such information to improve drug development and medical management for our OA patients.” The study evaluated radiographic progression of knee OA using the Johnston County Osteoarthritis Project, a well characterized population in North Carolina. Of 1,153 subjects, 154 had radiographic signs of knee OA initially. If they had the specific pattern of IL1RN gene variations that is found in approximately 40% of Caucasians they were more than twice as likely to have radiographic progression of the disease during the 4 to 11 years monitoring period than all other individuals with knee OA. “This study was a critical validation of the importance of IL-1 receptor antagonist genetic variations in knee osteoarthritis that we and others have seen in other cohorts,” said Dr. Kenneth Kornman, Chief Executive Officer of Interleukin Genetics. “We hope to start using this genetic information in partnerships to help guide therapeutic development to improve the management of knee OA.”

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

Laboratory Testing Procedure

                To conduct a genetic risk assessment test, the end-user collects cells from inside the cheek on a brush and submits it by mail to our laboratory. Samples are processed only with a requisition signed by either a customer’s physician or one provided by Interleukin Genetics. Our CLIA-certified clinical laboratory then performs the test using our protocols. Depending on the regulations in the particular state or (in Canada) province in which the customer resides, we provide the test results to the customer and/or designated health care provider.

                During 2004, we completed the construction of our genetic testing laboratory (for which we obtained CLIA certification in 2005) to process the test samples. The regulatory requirements associated with a CLIA-certified clinical laboratory are addressed under the section titled “Government Regulation.” We have upgraded the systems and processes for the laboratory with the addition of high volume analytical equipment. We currently are licensed in the seven states that require a genetic test processing license.

Marketing and Distribution Strategy

PST® and PerioPredict™

During 2012 and 2013, we marketed and distributed our PST® test directly to dentists and periodontists via Quest Diagnostic's subsidiary, OralDNA Labs in the U.S. With the PDPS yielding positive results, we have entered into the Preferred Participation Agreement obtaining reimbursement coverage for the test from RHSC and its affiliates. Based on this agreement we will no longer sell the PST® test through OralDNA Labs. Our current intent is to market our PerioPredict™ test through Reimbursed Dental Plans sold by RHSC’s affiliates to employer groups for plan years starting in January 2014. In addition, we will seek to engage other dental insurance companies to utilize the PerioPredict™ genetic test in their dental plans. We have subcontracted with a fulfillment center to provide genetic test kits to the dental offices who have patients covered under the insurance plans offered by RHSC. We also will have hygiene educators visiting the dental offices to assist in the educational process for the utilization of the genetic test. We do not expect to receive any significant revenues under this agreement until the fourth quarter of 2014 or early in 2015, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues under this agreement. See “Part I, Item 1A. Risk Factors - The timing and amount of revenues, if any, that we may receive pursuant to the Preferred Participation Agreement with RHSC and its affiliates is uncertain” for a discussion of the risks associated with the timing and amount of any revenues we may receive under this agreement.

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

We have and have been granted patents and pending applications directed to single SNPs and SNP patterns in gene clusters as they relate to use for identifying individuals on a rapid path to several medical conditions or for use in guiding the selection of diets, exercise, vitamin needs, preventive care and also therapeutic agents. Groups of SNPs are often inherited together as patterns called haplotypes. We have a U.S. patent issued on haplotypes in an interleukin gene cluster and their biological and clinical significance. We believe these patents are controlling relative to interleukin SNPs and haplotype patterns that would be used for genetic risk assessment tests.

Our patents are “use” patents that claim that a SNP, or set of SNPs in unique patterns can be used in a novel way to predict disease development or progression, predict responses to preventive or therapeutic interventions and identify specific actions that improve health outcomes. We currently own rights in 11 issued U.S. patents, that have expiration dates between 2015 and 2029, and have 11 additional U.S. patent applications pending, that are based on novel associations between particular gene sequences and certain metabolic and inflammatory conditions and disorders. The 11 issued U.S. patents relate to genetic tests for, periodontal disease, osteoporosis, coronary artery disease, and other diseases associated with interleukin inflammatory haplotypes. Our newest patent applications relate to the commercial use of SNP panels in the fields of weight management, periodontal disease, osteoporosis and osteoarthritis. If granted, we expect many of these patents are not likely to expire until between 2028 and 2031.

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

Government Regulation

The testing services that we provide are regulated by federal and state governmental authorities. Failure to comply with the applicable laws and regulations can subject us to civil and criminal penalties, loss of licensure, certification, or accreditation.  We believe that we are currently in compliance with all applicable government regulations. We cannot predict what new legislation or regulations governing our operations will be enacted by legislative bodies or promulgated by agencies that regulate its activities, or what changes in interpretations of existing regulations may be adopted.

CLIA and Other Laboratory Licensure

Our clinical laboratory must hold certain licenses, certifications, and permits to conduct our business. Laboratories that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention or treatment of disease or assessment of health are subject to the Clinical Laboratory Improvement Amendments of 1988 (CLIA). CLIA requires such a laboratory to be certified by the federal government and mandates compliance with various operational, personnel, facilities, administration, quality and proficiency testing requirements intended to insure that testing services are accurate, reliable and timely. Requirements for testing under CLIA vary based on the level of complexity of the testing performed.  Laboratories performing high complexity tests, such as genetic tests, must comply with more stringent requirements than laboratories performing moderate or waived testing.

As a condition of CLIA certification, our laboratory is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by the Centers for Medicare & Medicaid Services, or CMS, a CMS agent (typically a state agency), or, if the laboratory is accredited, a CMS-approved accreditation organization.

CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law. In some cases, state licensure programs actually substitute for the federal CLIA program. In other instances, the state’s regulations may be in addition to the CLIA requirements. In addition, our laboratory holds multiple state licenses to the extent that we accept specimens from one or more of these states, each of which require out-of-state laboratories to obtain licensure. If a laboratory is out of compliance with state laws or regulations governing licensed laboratories, penalties for violation vary from state to state but may include suspension, limitation, revocation or annulment of the license, assessment of financial penalties or fines, or imprisonment. We believe that we are in material compliance with all applicable licensing laws and regulations.

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

                Laboratories must renew certification every two years, which typically includes an inspection of the laboratory. Our laboratory was most recently inspected in October 2013 and no deficiencies or other issues were noted and our CLIA license was renewed.

Food and Drug Administration

Although the Food and Drug Administration (FDA) has consistently claimed that it has the authority to regulate laboratory-developed tests, or LDTs, that are validated by the developing laboratory and performed only by that laboratory, it has generally exercised enforcement discretion in not otherwise regulating most tests developed and performed by high complexity CLIA-certified laboratories. Nevertheless, the FDA periodically has indicated that it is reviewing the regulatory requirements that apply to LDTs.

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

On November 1, 2010, we met with the director and staff members of the OIVD to present information on our tests. At FDA’s request, we submitted a plan in December 2010 and requested a follow-up meeting to obtain feedback on the plan from OIVD personnel. We have had no further communications regarding our products with the FDA. In addition, we have received no communication from the FDA relative to our periodontal disease test which is only available through licensed health practitioners.

In March 2011, FDA convened an expert advisory panel to discuss and make recommendations on scientific issues concerning DTC genetic tests that make medical claims. The panel expressed a variety of concerns regarding DTC genetic testing and recommended that certain tests not be permitted to be sold DTC. We submitted a position paper to the FDA in advance of the meeting and presented testimony to the panel at a public meeting on March 8, 2011. After that meeting, the OIVD director publically stated that FDA would likely take a case-by-case approach with respect to which types of genetic tests may be offered DTC. He also stated that OIVD planned to issue three guidance documents addressing oversight of laboratory developed tests. However, he did not provide a timeframe for OIVD’s release of these documents. In March 2012, an FDA spokesperson stated that FDA’s plan to adjust its enforcement discretion policy for LDT’s is currently under “administrative review.”

As of now, the FDA has not issued the promised additional guidance, but we continue to expect that is will do so in the future. Before any draft or final guidance is issued, however, the FDA will be required, to provide Congress at least sixty days prior notice in accordance with the requirements of the Food and Drug Administration Safety and Innovation Act, or FDASIA. The notice must include anticipated details of the action. FDASIA was signed into law on July 9, 2012, and the notice requirement will sunset five years thereafter.

The FDA issued a Draft Guidance for Industry and Food and Drug Administrative Staff on In Vitro Companion Diagnostic Devices on July 14, 2011, which, if finalized, is intended to assist companies developing in vitro companion diagnostics and companies developing therapeutic products that depend on the use of a specific in vitro companion diagnostic for the safe and effective use of the product. The FDA defined an in vitro companion diagnostic device, or IVD Companion Diagnostic Device, as a device that provides information that is essential for the safe and effective use of a corresponding therapeutic product. This definition is much narrower than the commonly used term “companion diagnostic,” which refers generally to tests that may be useful, but are not necessarily a determining factor in the safe and effective use of the therapeutic product.  FDA expects that the therapeutic sponsor will address the need for an approved or cleared IVD Companion Diagnostic Device in its therapeutic product development plan. The sponsor of the therapeutic product can decide to develop its own IVD Companion Diagnostic Device, partner with a diagnostic device sponsor to develop the appropriate IVD Companion Diagnostic Device, or explore modification of an existing IVD diagnostic device (its own or another sponsor’s) to accommodate the appropriate intended use. The FDA has approved a number of drug/diagnostic device companions in accordance with the Draft Guidance. However, this guidance will not apply to the LDTs that are used as companion diagnostics that merely provide useful information.

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

Our activities must also comply with other applicable privacy laws, including state data security laws that apply to personal data of our employees as well as our customers. “Personal data” includes information such as name coupled with social security number, state issued identification number, or financial account number. State data security laws impose specific security measures for the protection of personal data and require notification to affected individuals and government authorities in the event of breach. Non-compliance may result in government investigations, fines and significant negative publicity for our company.

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

Federal Trade Commission

The Federal Trade Commission (FTC) has jurisdiction over the advertisements of many types of products, including most medical devices, and prohibits unfair or deceptive trade practices. Advertising for our tests, including statements made on our website, is subject to FTC requirements. In recent years, the FTC instituted enforcement actions against several dietary supplement companies for false and misleading marketing practices and advertising of certain products, including those intended for weight loss. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. Although the FTC has never threatened an enforcement action against us for the advertising of our products, there can be no assurance that the FTC will not question the advertising for our products in the future.

Other Information

Our executive offices are located at 135 Beaver Street, Waltham, Massachusetts 02452, and our telephone number is (781) 398-0700. We were incorporated in Texas in 1986 and we re-incorporated in Delaware in March 2000. We maintain websites at www.ilgenetics.com, www.inherenthealth.com and www.periopredict.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to such reports are available to you free of charge through the Investor Relations Section of www.ilgenetics.com as soon as practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on our websites are not incorporated by reference into this Form 10-K. We have included our website addresses only as an inactive textual reference and do not intend them to be active links to our websites.

Item 1A.  Risk Factors

Risks Related to Our Business, Our Financial Results and Need for Financing

The timing and amount of revenues, if any, that we may receive pursuant to the Preferred Participation Agreement with RHSC and its affiliates is uncertain.

Although we have entered into the Preferred Participation Agreement with RHSC, for itself and on behalf of certain of its affiliates and subsidiaries, pursuant to which RHSC affiliates are expected to develop and offer dental benefit plans that provide for use of the PerioPredict™ test and reimbursement of the test at an agreed upon price (each such plan, hereinafter referred to as a “Reimbursed Dental Plan”), the revenues that we may receive under this agreement is dependent upon RHSC’s affiliates ability to develop Reimbursed Dental Plans and to develop a viable market for such plans. RHSC has informed us that the launch of the offering of Reimbursed Dental Plans will occur in a phased approach; with RHSC offering Reimbursed Dental Plans to smaller group plans in early 2014. In the latter half of 2014 and 2015, RHSC is expected to offer Reimbursed Dental Plans to a broader group of employer customers. Accordingly, the earliest that we may receive any significant revenues under this agreement is in the fourth quarter of 2014 or early in 2015, and the timing of any such revenues may be substantially later. We may never receive significant revenues under this agreement. The failure to begin receiving significant revenues under this agreement in 2014 would likely require us to obtain additional funding and would have a material adverse effect on our business.”

There is substantial doubt concerning our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and the sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and increasing revenue through new arrangements with commercial distribution partners. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We can provide no assurance that we will receive additional funding on reasonable terms, or at all.

We have a history of operating losses and expect these losses to continue in the future.

We have experienced significant operating losses since our inception and expect these losses to continue for some time. We incurred losses from continuing operations of $5.1 million in 2012 and $7.1 million in 2013. As of December 31, 2013, our accumulated deficit was $114.8 million. Our losses result primarily from research and development, selling, general and administrative expenses and amortization of intangible assets. Although we generate revenues from sales of our genetic risk assessment tests, this may not be sufficient to result in net income in the foreseeable future. We will need to generate significant revenue to continue our research and development programs and achieve profitability. We cannot predict when, if ever, we will achieve profitability.

The market for personalized health generally and genetic risk assessment tests in particular is unproven.

The markets and customer base in the field of personalized health are not well established. Adoption of technologies in this emerging field requires substantial market development and there can be no assurance that channels for marketing our products can or will be successfully developed by us or others, including RHSC. As a result, there can be no assurance that our products will be successfully commercialized or that they can be sold at sufficient volumes to make them profitable. If our potential customers do not accept our products, or take a longer time to accept them than we anticipate, it will reduce our anticipated sales and materially harm our business.

The market for genetic risk assessment tests, as part of the field of personalized health, is at an early stage of development and may not continue to grow. The scientific community, including us, has only a limited understanding of the role of genes in predicting disease. The success of our genetic risk assessment tests will depend upon their acceptance as being useful and cost-effective to the individuals who purchase these products, the physicians and other members of the medical community who recommend or prescribe them, as well as third-party payers, such as insurance companies and the government. We can only achieve broad market acceptance with substantial education about the benefits and limitations of genetic risk assessment tests while providing the tests at a fair cost. For example, it may be difficult to convince the dental community and dental patients that one cleaning per year is sufficient for Low Risk patients, and we expect to expend significant funds and resources to educate dentists and patients with respect to the benefits of our PerioPredict™ test. There is no assurance that we will be able to successfully do so. Furthermore, while positive media attention resulting from new scientific studies or announcements can spur rapid growth in individual segments of the market, and also impact individual brands, news that challenges individual segments or products can have a negative impact on the industry overall as well as on sales of the challenged segments or products. The marketplace may never accept our products, and we may never be able to successfully commercialize our products, including the PerioPredict™ test.

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

We have very limited experience and capabilities with respect to distributing, marketing and selling genetic risk assessment tests on our own. In June 2009, we announced the launch of our new Inherent Health® brand of genetic tests. On October 26, 2009, we entered into an agreement with Amway Global, an affiliate of Alticor, pursuant to which it sells our Inherent Health® brand of genetics tests through its e-commerce Web site via a hyperlink to our e-commerce site. In 2013 and 2012, revenues from this agreement accounted for 36% and 65% of our revenues, respectively. During 2013 we marketed and distributed our PST® test directly to dentists and periodontists via Quest Diagnostic's subsidiary, OralDNA Labs in the U.S. With the PDPS yielding positive results, we entered into the Preferred Participation Agreement obtaining reimbursement coverage for the PerioPredict™ test from RHSC and its affiliates. Based on this agreement we will no longer sell the test through OralDNA Labs, and we are dependent on the timing of the offering of Reimbursed Dental Plans by RHSC affiliates, which timing is very uncertain at this time, and the ability of RHSC affiliates to successfully commercialize such Reimbursed Dental Plans. In addition, we have started to market and sell our genetic tests through other health care and professional channels, and we may attempt to negotiate marketing and distribution agreements with third parties, although there can be no assurances we will be able to do so. We have, to date, had very limited success in marketing and selling our genetic tests, and we can provide no assurance that our current or planned commercialization efforts will be successful.

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

As a result of the losses incurred since inception, we have not recorded a federal income tax provision and have recorded a valuation allowance against all future tax benefits of our net operating loss carryforwards. As of December 31, 2013, we had gross net operating loss and research tax credit carryforwards of approximately $77.6 million and $1.6 million, respectively, for federal income tax purposes, expiring in varying amounts through the year 2033. As of December 31, 2013, the Company had gross NOL and research tax credit carryforwards of approximately $470,000 and $960,000 for state income tax purposes, expiring in varying amounts through the year 2032. Our ability to use these net operating loss and credit carryforwards is subject to restrictions contained in the Internal Revenue Code which provide for limitations on our utilization of our net operating loss and credit carryforwards following a greater than 50% ownership change during the prescribed testing period. We have experienced such ownership changes in March 2003, June 1999, June 2012 and May 2013. As a result, our net operating loss carryforwards that relate to periods prior these dates are limited in utilization. The annual limitation may result in the expiration of the carryforwards prior to utilization. In addition, in order to realize the future tax benefits of our net operating loss and tax credit carryforwards, we must generate taxable income, of which there is no assurance.

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

On March 4, 2014, the USPTO issued a memorandum to patent examiners providing guidelines for examining process claims for patent eligibility in view of the Supreme Court decision in Prometheus. The guidance indicates that claims directed to a law of nature, a natural phenomenon, or an abstract idea that do not meet the eligibility requirements should be rejected as non-statutory subject matter. We cannot assure you that our patent portfolio will not be negatively impacted by the decision described above, rulings in other cases or changes in guidance or procedures issued by the USPTO.

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

Our currently marketed tests were launched as laboratory developed tests, or LDTs, performed in our CLIA-certified clinical laboratory operating in Waltham, Massachusetts. We expect that our future LDTs will also be performed at our CLIA-certified laboratory. Although FDA believes that tests such as ours fall within its jurisdiction as medical devices, it has historically exercised enforcement discretion with respect to LDTs, meaning that such tests generally have not been subject to FDA regulatory requirements. However, the Agency’s regulatory approach to LDTs is in a period of transition. FDA officials have stated that direct-to-consumer (DTC) genetic tests that make medical claims will no longer be subject to enforcement discretion and the FDA sent the Company a letter in July 2010 consistent with this change in Agency position. However, FDA has not stated what specific requirements will apply to LDTs sold DTC and we have not received any feedback from FDA regarding the plan we submitted to it in January 2011. FDA convened an advisory panel in March 2011 to make recommendations regarding oversight of DTC genetic tests. Following the meeting, the director of OIVD stated that FDA would likely need to take a case-by-case approach with respect to which types of genetic tests could be offered DTC. We are uncertain as to what, if any, regulatory requirements may apply to our tests in the future. We cannot provide any assurance that FDA regulation, including pre-market review or approval, will not be required in the future, or that our tests will be permitted to be offered DTC.

If FDA requires us to obtain clearance through its 510k premarket notification process or obtain approval through its premarket approval, or PMA, process, either as a condition of continuing to market our tests or bringing future tests to market, our business could be negatively impacted. Requiring FDA clearance or approval could be lengthy, costly and burdensome. In addition, depending upon FDA’s response to a submission we may be required to stop selling our tests, revise our tests significantly, or delay introduction of new tests. Additionally, if our tests become subject to more active regulation as medical devices by FDA, we would be required to comply with other regulatory requirements, including facility registration, device listing, adverse event reporting, and good manufacturing practices. We would also be subject to penalties, including seizure and injunction, for noncompliance with FDA requirements. Complying with FDA requirements could add additional costs and burdens to our operations.

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

The establishment and operation of our laboratory is subject to regulation by numerous federal, state and local governmental authorities in the United States. The laboratory holds a CLIA certificate of compliance and is licensed by the Commonwealth of Massachusetts, and other states as required, which enables us to provide testing services to residents of most other states. Failure to comply with state regulations or changes in state regulatory requirements, could result in a substantial curtailment or even prohibition of the operations of our laboratory and could have a material adverse effect on our business. CLIA is a federal law that regulates clinical laboratories that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention or treatment of disease. To renew CLIA certification, laboratories are subject to survey and inspection every two years. Moreover, CLIA inspectors may make unannounced inspections of these laboratories. If we were to lose our CLIA certification or our state licenses, whether as a result of a revocation, suspension or limitation, we would no longer be able to continue our testing operations which would have a material adverse effect on our business.

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

If, in the future, we enter into any collaborations relating to the use of our technology in the development of therapeutic products, any therapeutic products that our collaborators may develop will be subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory review process are required to be successfully completed in the United States and in many foreign jurisdictions before a new therapeutic product can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. The time required to obtain FDA and other approvals for therapeutic products is unpredictable but typically exceeds several years. It is possible that none of the therapeutic products our collaborators may develop will obtain the appropriate regulatory approvals necessary for us or our collaborators to begin selling them. In addition, if the use of any test that we develop is necessary for the safe use of a collaborator’s therapeutic product, we might be required to obtain clearance or approval of our test.

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

Changes in healthcare policy could impact commercialization of our tests, particularly our PerioPredict™ test.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the ACA, became law. This law substantially changes the way health care is financed by both governmental and private insurers. The ACA contains a number of provisions that may impact our business and operations in ways we cannot currently predict. In particular, we believe that the ACA may impact adoption of Reimbursed Dental Plans that include our PerioPredict™ test because there is uncertainty in the cost of compliance with the ACA and how that may impact employer coverage for adult dental care in their overall benefits plan.

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

In the two years ended December 31, 2013, our stock price has fluctuated from a low of $0.17 to a high of $0.55. Furthermore, the stock market has experienced significant volatility. The volatility of stocks for companies in our industry often does not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the timing and commercial success of the launch of Reimbursed Dental Plans that use our PerioPredict™ test;

•	demand for and acceptance of our products;

•	our ability to develop new relationships and maintain and enhance existing relationships with strategic partners;

•	regulatory developments or enforcement in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of technological innovations or new products or services by us or our competitors;

•	failure to secure adequate capital to fund our operations, or the issuance of equity securities at prices below fair market price;

•	changes in estimates or recommendations by securities analysts, if any cover our common stock;

•	litigation;

•	future sales of our common stock;

•	general market conditions;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results; and

•	overall fluctuations in U.S. equity markets.

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

Our management and their affiliates own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of March 15, 2014, our executive officers, directors and their respective affiliates, beneficially owned approximately 47.6% of our outstanding common stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We lease approximately 19,000 square feet of office and laboratory space at 135 Beaver Street, Waltham, Massachusetts 02452, pursuant to a lease that expires March 31, 2014. In April 2010, we entered into a sublease for approximately 6,000 square feet of unused office and laboratory space. The sublease expires March 31, 2014 when the master lease expires. Our current office and genetic testing facilities are not impacted by the sublease. On February 7, 2014 we executed an amendment to our master lease extending the term of our lease for approximately 13,000 square feet for an additional three years expiring in March 2017. The subleased space is not included in the amendment and will be returned to the landlord. We believe that within our current facility we have the capacity to have our operations grow in the future.

Item 3.  Legal Proceedings

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock currently trades under the symbol “ILIU” on the OTCQB™. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported by the OTCQB™.

	High	Low
2013:
First Quarter	$0.52	$0.23
Second Quarter	$0.55	$0.35
Third Quarter	$0.50	$0.31
Fourth Quarter	$0.39	$0.30

	High	Low
2012:
First Quarter	$0.35	$0.17
Second Quarter	$0.33	$0.23
Third Quarter	$0.55	$0.28
Fourth Quarter	$0.46	$0.26

Stockholders

As of March 15, 2014, there were approximately 112 stockholders of record and according to our estimate, approximately 3,300 beneficial owners of our common stock.

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

During the year ended December 31, 2013, we continued to focus our resources on commercializing our PerioPredict™ test following completion of the PDPS, the large validation study with the University of Michigan and Renaissance Health Services Corporation (“RHSC”) and on the sales of our Inherent Health® brand of genetic tests and related programs.

On February 25, 2013, we entered into a Preferred Participation Agreement with RHSC, for itself and on behalf of certain of its affiliates and subsidiaries, which was amended and restated on November 1, 2013. Pursuant to this agreement, affiliates of RHSC agreed to reimburse us a fixed price for each PerioPredict™ genetic test that we process for a customer of affiliates of RHSC. In addition, if during the term of the agreement we offer the PerioPredict™ test to any other person or party for a lower price, such lower price would then be applicable to tests processed for a customer of such affiliates of RHSC for the remainder of the term of the agreement.

RHSC and its affiliates will continue to receive the preferred pricing (or any lower market price during the term) only for so long as affiliates of RHSC continue to: (a) work to develop and to offer dental plans for which a significant portion of such affiliates’ clients are eligible that provides for use of the PerioPredict™ test and reimbursement of the test at the agreed upon price (each such plan, hereinafter referred to as a “Reimbursed Dental Plan”) for which a significant portion of employees of RHSC’s affiliates’ customers are eligible; and (b) exercise their commercially-reasonable best efforts to maximize the number of customers that offer a Reimbursed Dental Plan. This amended agreement has a term of three years beginning February 25, 2013, unless terminated earlier (1) upon the mutual written agreement of us and RHSC, (2) if either party becomes the subject of bankruptcy, insolvency, liquidation or other similar proceedings, or (3) in the event of an uncured breach of the amended agreement by either party.

The timing of any revenues that we may receive under the amended agreement with RHSC is dependent upon the timing of the offering of Reimbursed Dental Plans, which timing is very uncertain at this time and is dependent on a viable market developing for such plans. RHSC intends to offer Reimbursed Dental Plans in a phased approach, beginning with smaller group plans in early 2014. In the latter half of 2014 and 2015, RHSC is expected to offer Reimbursed Dental Plans to a broader group of employer customers. We do not expect to receive any significant revenues under this agreement until the fourth quarter of 2014 or early in 2015, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues under this agreement.

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

We market our Inherent Health® brand of genetic assessment tests primarily through our commercial relationships with Alticor Inc. affiliated companies. Alticor is a related party. On October 26, 2009, we entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor. Pursuant to this agreement, Amway Global sells our Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. In 2013 and 2012, revenues from this agreement accounted for approximately 36% and 65% of our revenues, respectively.

Beginning in September 2012 and again in 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor, placed purchase orders for our Weight Management genetic test kits totaling approximately $3.3 million. The kits are included as part of a promotional bundle of products that Amway is now selling to their Individual Business Owners (IBOs) pursuant to programs in 2013 and 2014. Of the $3.3 million in orders $1.8 million was received in 2013 for the 2014 program and $1.5 million for the 2013 program. The 2013 program was amended by ABG so that it would not expire at December 31, 2013. Rather than having all program kits expire at December 31, 2013, cash received from the orders will remain in deferred revenue until the tests are returned and processed.

On September 21, 2012, we entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Alticor. Pursuant to this License Agreement, we granted ABGI and its affiliates a non-exclusive license to use the technology related to our Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa. ABGI, or a laboratory designated by ABGI, is responsible for processing the tests, and we receive a royalty for each test sold. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement. In 2013, we received $198,960 in license fees under this License Agreement.

Our research and development expenses are focused on our own development and commercialization efforts related primarily to our PerioPredict™ and Osteoarthritis genetic tests. We are also focusing on seeking potential commercial partners to validate our technology within their specific business model as a collaboration with little or no cost to us. This is different than in prior years when our development focus was concentrated in research and development to bring new test configurations to market.

On May 17, 2013, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with various accredited investors (the “Purchasers”), pursuant to which we sold securities to the Purchasers in a private placement transaction (the “May 2013 Private Placement”). In the May 2013 Private Placement, we sold an aggregate of 43,715,847 shares of our common stock at a price of $0.2745 per share for gross proceeds of $12,000,000. The Purchasers also received warrants to purchase up to an aggregate of 32,786,885 shares of common stock an exercise price of $0.2745 per share (the “Warrants”). The Warrants are all currently exercisable and have a term of seven years from the date they became exercisable.

In addition, pursuant to the Purchase Agreement, each Purchaser has the right, at any time on or before June 30, 2014 (the “Expiration Date”), to purchase at one or more subsequent closings its pro rata share of up to an aggregate of 18,214,936 additional shares of common stock at a purchase price of $0.2745 per share and warrants to purchase up to an aggregate of 13,661,201 shares of common stock at an exercise price of $0.2745 per share (the “Additional Investment”). If, prior to the Expiration Date, Purchasers have not purchased their entire pro rata share of the Additional Investment, Purchasers who have purchased their entire pro rata share of the Additional Investment, will be entitled to purchase the unsold portion of the Additional Investment.

We recognize revenue from genetic testing services when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. During the fourth quarter of 2013, we concluded that sufficient historical customer genetic test redemption patterns existed to determine the period of time after which the likelihood of test redemption was remote for Inherent Health purchased tests purchased. Based on our analysis of the redemption data, we estimate that period of time to be three years after the sale of a genetic test kit. Prior to making this determination, revenue was recognized only on test kits returned and processed. Beginning in the fourth quarter of 2013, we began to recognize breakage revenue related to genetic tests kits utilizing the remote method. Under the remote method, breakage revenue should be recognized when the likelihood of the customer exercising rights of redemption becomes remote. The term remote requires statistical analysis of customer redemption patterns for all tests sold and returned. We analyzed redemption patterns from 2009 through 2013. Included in genetic test revenue in the fourth quarter of 2013 is $213,000 of breakage revenue related to unredeemed genetic test kits from 2009 and 2010. We will continue to recognize breakage revenue and the corresponding deferred cost of goods as well as analyze the data on a quarterly basis based on the historical analysis.

In the genetic test business, competition is in flux and the markets and customer base are not well established. Adoption of new technologies by consumers requires substantial market development and customer education. Historically, we have focused on our relationship with our primary customer, Alticor, a significant direct marketing company, in order to assist us in developing the market for our products and educating our potential customers. Our challenge in 2013 and beyond will be to develop the market for our other personalized health products, in particular our PerioPredict™ test. We continue to allocate considerable resources to commercialization of our PerioPredict™ and Inherent Health® brands of genetic tests. Due to the early stage of these initiatives, we cannot predict with certainty fluctuations we may experience in our genetic test revenues or whether revenues derived from the Preferred Participation Agreement with RHSC and its affiliates or from our arrangements with Alticor-affiliated entities will ever be material, or if material, will be sustained in future periods.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $7.5 million.

Cash used in operations was $4.0 million for the year ended December 31, 2013 compared to $4.5 million for the year ended December 31, 2012. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of related party receivables, inventory levels, receipt of orders and the timing of payments to suppliers. In the year ended December 31, 2013, approximately $3.3 million was received as payment for weight management kits ordered as part of ABG’s promotional product bundle incorporating our weight management genetic test. In addition, $198,960 in royalties was received under our License Agreement with ABGI. Deferred revenue, which consists of cash received from genetic test sales increased by $2.4 million to $4.0 million during the year ended December 31, 2013.

Cash used in investing activities was $832,000 for the year ended December 31, 2013, compared to $5,000 for the year ended December 31, 2012. Capital additions were $838,000 for the year ended December 31, 2013 compared to $5,000 for the year ended December 31, 2012. Approximately $661,000 of genetic test laboratory automation processing equipment was purchased for the introduction of our PerioPredict™ periodontal genetic test beginning in January 2014. In addition $139,000 relates to the development of internal-use software. At December 31, 2013, $375,000 of laboratory equipment and $47,000 of internal-use software is reflected in accounts payable with a corresponding entry to fixed assets. We expect additional capital purchases may be needed in the foreseeable future to further automate some of our laboratory process as we start to process samples related to our PerioPredict™ test.

Cash provided by financing activities was $11.1 million for the year ended December 31, 2013 compared to $4.0 million for the year ended December 31, 2012. On May 17, 2013, we sold an aggregate of 43,715,847 shares of our common stock, at a price of $0.2745 per share in the May 2013 Private Placement for net cash proceeds of $11.0 million. On April 13, 2012, we received $1.3 million in proceeds from the issuance of a note payable under our credit facility with Pyxis. On June 29, 2012, we completed a financing with Delta Dental of Michigan, Inc. (“DDMI”), pursuant to which DDMI purchased 500,000 shares of Series B Convertible Preferred Stock for gross proceeds of $3,000,000. All costs associated with this transaction were paid in the third quarter of 2012. We received $31,453 from stock purchases through the employee stock purchase plan during the year ended December 31, 2013 compared to $8,810 for the year ended December 31, 2012. We received $80,520 from the exercise of employee stock options in the year ended December 31, 2013 while none were exercised in the same period in 2012.

The amount of cash we generate from operations is currently not sufficient to continue to fund operations and grow our business. We expect that our current and anticipated financial resources, including the proceeds from the May 2013 Private Placement and assuming the receipt of an additional $5 million in gross proceeds from the second tranche of the May 2013 Private Placement will be adequate to maintain our current and planned operations at least through the next twelve months. If we do not receive the additional $5 million from our current investors we will be forced to seek additional funding sources. If we are unable to obtain such funding, we may have to end our operations and seek protection under bankruptcy laws. We may need significant additional capital to fund our continued operations, to facilitate the commercial launch of our PerioPredict™ genetic test, for continued research and development efforts, and for obtaining and protecting patents and administrative expenses. We believe our success depends on our ability to have sufficient capital and liquidity to fund operations at least until we begin to receive significant revenues under the Preferred Participation Agreement with RHSC and its affiliates. The timing of any revenues that we may receive under this agreement is dependent upon the timing of the offering of Reimbursed Dental Plans by RHSC affiliates, which timing is uncertain at this time, and is contingent upon a number of factors, including RHSC’s affiliates’ ability to develop reimbursed Dental Plans and to develop a viable market for such plans. RHSC intends to offer Reimbursed Dental Plans in a phased approach, beginning with smaller group plans in early 2014. In the latter half of 2014 and 2015, RHSC is expected to offer Reimbursed Dental Plans to a broader group of employer customers. We do not expect to receive any significant revenues under this agreement until the fourth quarter of 2014 or early in 2015, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues under this agreement.

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

Results of Operations

Years Ended December 31, 2013 and 2012

                Total revenue was $2.4 million for the year ended December 31, 2013 compared to $2.2 million for the year ended December 31, 2012. The increase of $193,000, or 8.6%, is primarily attributable to $213,000 of breakage revenue related to unredeemed genetic test kits recognized during the fourth quarter of 2013 and $199,000 of royalty income related to our license agreement with ABGI, offset by lower genetic test processing revenue.

                During the year ended December 31, 2013, 36% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global compared to 65% during the year ended December 31, 2012. During the same period, 40% and 0%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

                Cost of revenue for the year ended December 31, 2013 was $1.6 million, or 73.1% of revenue, compared to $1.3 million, or 59.4% of revenue, for the year ended December 31, 2012. The increase in the cost of revenue as a percentage of revenue is primarily attributable to increased laboratory costs associated with processing genetic tests, processed at a lower selling price, as compared to the year ended December 31, 2012. Deferred cost of revenue related to breakage revenue was $10,500 for the year ended December 31, 2013. No breakage revenue or costs were recognized in 2012.

                Research and development expenses were $722,000 for the year ended December 31, 2013, compared to $1.3 million for the year ended December 31, 2012. The decrease of $590,000, or 45.0%, in research and development expenses is primarily attributable to decreased compensation, consulting and clinical study costs. In the first quarter of 2013, our Chief Scientific Officer had fully transitioned to his role as Chief Executive Officer and, accordingly, related compensation costs were classified as part of selling, general and administrative expenses in the 2013 period whereas such costs had previously been classified as research and development expenses.

Selling, general and administrative expenses were $6.6 million for the year ended December 31, 2013, compared to $4.2 million for the year ended December 31, 2012. The increase of $2.4 million, or 58.2%, is primarily attributable to increased expenses related to marketing activities for our PerioPredict™ periodontal test, increased consulting and compensation expenses partially offset by lower sales commissions paid to Amway Global as part of our Merchant Network and Channel Partner Agreement.

Interest expense was $472,000 for the year ended December 31, 2013, as compared to $454,000 for the year ended December 31, 2012. The increase in interest expense in 2013 is attributable to $298,000 of non cash interest associated with the fair value of the warrant liability partially offset by lower interest expense due to the conversion of all outstanding convertible debt to common stock on May 17, 2013.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses; and (ii) disclose contingent assets and liabilities. A critical accounting estimate is an assumption that could have a material effect on our consolidated financial statements if another, also reasonable, amount were used or a change in the estimates is reasonably likely from period to period. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. Our most critical accounting policies and estimates upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are set forth in Note 3 to our financial statements included in Item 8 presented elsewhere herein.

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

We have audited the accompanying balance sheets of Interleukin Genetics, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interleukin Genetics, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and has an accumulated deficit that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Boston, Massachusetts
March 20, 2014

INTERLEUKIN GENETICS, INC.
BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$7,542,281	$1,225,426
Accounts receivable from related party	534,703	552,572
Trade accounts receivable	8,817	47,560
Inventory	190,424	158,238
Prepaid expenses	676,358	417,772
Total current assets	8,952,583	2,401,568
Fixed assets, net	844,606	126,946
Intangible assets, net	289,865	399,131
Other assets	38,001	38,001
Total assets	$10,125,055	$2,965,646

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$835,439	$479,182
Accrued expenses	252,953	165,745
Deferred revenue	3,783,441	1,628,264

Total current liabilities	4,871,833	2,273,191
Convertible long-term debt	––	14,316,255
Total liabilities	4,871,833	16,589,446
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value — 6,000,000 shares authorized; 0 and 5,500,000 shares issued and outstanding at December 31, 2013 and 2012, respectively; aggregate liquidation preference of $24,000,000 at December 31, 2012	––	5,500
Common stock, $0.001 par value — 300,000,000 and 150,000,000 shares authorized; 122,448,707 and 36,761,864 shares issued and outstanding at December 31, 2013 and 2012, respectively	122,449	36,762
Additional paid-in capital	119,885,371	94,030,603
Accumulated deficit	(114,754,598)	(107,696,665)
Total stockholders’ equity (deficit)	5,253,222	(13,623,800)
Total liabilities and stockholders’ equity (deficit)	$10,125,055	$2,965,646

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

STATEMENTS OF OPERATIONS
	For The Year Ended December 31,
	2013	2012

Genetic testing	$2,168,744	$2,154,785
Other	260,868	81,602
Total revenue	2,429,612	2,236,387
Cost of revenue	1,632,497	1,328,538
Gross profit	797,115	907,849
Operating expenses:
Research and development	721,568	1,311,877
Selling, general and administrative	6,564,807	4,150,607
Amortization of intangibles	109,266	115,453
Total operating expenses	7,395,641	5,577,937
Loss from operations	(6,598,526)	(4,670,088)
Other income (expense):
Interest income	6,804	4,485
Interest expense	(472,186)	(454,481)
Gain on disposal of asset	5,975	—
Total other income (expense)	(459,407)	(449,996)
Loss before income taxes	(7,057,933)	(5,120,084)
Benefit for income taxes	—	—

Net loss	$(7,057,933)	$(5,120,084)

Basic and diluted net loss per common share	$(0.08)	$(0.14)
Weighted average common shares outstanding, basic and diluted	90,449,758	36,754,679

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2013 and 2012

	Convertible Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance as of December 31, 2011	5,000,000	$5,000	36,709,706	$36,710	$91,111,640	$(102,576,581)	$(11,423,231)
Net loss	—	—	—	—	—	(5,120,084)	(5,120,084)

Private placement of preferred stock, net of offering costs of $386,030	500,000	500	—	—	2,613,470	—	2,613,970
Warrants issued in connection with private placement of preferred stock	—	—	—	—	104,907	—	104,907
Common stock issued:
Employee stock purchase plan	—	—	52,158	52	8,758	—	8,810
Stock-based compensation expense	—	—	—	—	191,828	—	191,828
Balance as of December 31, 2012	5,500,000	$5,500	36,761,864	$36,762	$94,030,603	$(107,696,665)	$(13,623,800)
Net loss	—	—	—	—	—	(7,057,933)	(7,057,933)
Private placement of common stock, net of offering costs of $1,735,000	—	—	43,715,847	43,716	11,265,204	—	11,308,920
Conversion of preferred stock	(5,500,000)	(5,500)	39,089,161	39,089	(33,589)	—	—
Conversion of convertible debt	—	—	2,521,222	2,521	14,313,734	—	14,316,255
Common stock issued: Exercise of stock options	—	—	252,000	252	80,268	—	80,520
Cancellation of restricted stock	—	—	(2,500)	(2)	2	—	—
Employee stock purchase plan	—	—	111,113	111	31,342	—	31,453
Stock-based compensation expense	—	—	—	—	197,807	—	197,807
Balance as of December 31, 2013	—	—	122,448,707	$122,449	$119,885,371	$(114,754,598)	$5,253,222

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

STATEMENTS OF CASH FLOWS
	For the Year Ended December 31,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(7,057,933)	$(5,120,084)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	229,301	282,518
Stock-based compensation expense	197,807	191,828
Change in fair value of warrants	297,547	––
Gain on disposal of fixed assets	(5,975)	––
Changes in operating assets and liabilities:
Receivable from related party	17,869	(549,910)
Trade accounts receivable	38,743	8,332
Inventory	(32,186)	(50,480)
Prepaid expenses and other assets	(258,586)	(200,385)
Accounts payable	356,257	109,876
Accrued expenses	87,208	(16,852)
Deferred revenue	2,155,177	803,419
Net cash used in operating activities	(3,974,771)	(4,541,738)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(837,696)	(5,000)
Proceeds from the disposal of fixed assets	5,975	—
Net cash used in investing activities	(831,721)	(5,000)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes receivable	––	1,316,255
Proceeds from private placement of preferred stock	––	3,000,000
Proceeds from private placement of common stock	12,000,000	—
Private placement offering costs	(988,626)	(281,123)
Proceeds from exercises of employee stock options	80,520	––
Proceeds from employee stock purchase plan	31,453	8,810
Net cash provided by financing activities	11,123,347	4,043,942
Net increase (decrease) in cash and equivalents	6,316,855	(502,796)
Cash and cash equivalents, beginning of period	1,225,426	1,728,222
Cash and cash equivalents, end of period	$7,542,281	$1,225,426
Supplemental disclosures of cash flow information:
Cash paid for interest	$291,914	$436,754
Supplemental disclosures of non-cash investing and financing activities:
Warrants issued in connection with preferred stock financing	$––	$104,907
Conversion of debt to common stock	$14,316,255	—
Interest related to fair value of warrants market adjustment	$297,547	$—

The accompanying notes are an integral part of these financial statements

INTERLEUKIN GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

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

Note 2—Operating Matters and Liquidity

The Company has experienced net operating losses since its inception through December 31, 2013. The Company had net losses of $7.1 million and $5.1 million for the years ended December 31, 2013 and 2012, respectively, contributing to an accumulated deficit of $114.8 million as of December 31, 2013.

The Company continues to take steps to reduce genetic test processing costs. Cost savings are primarily achieved through test process improvements. Management believes that the current laboratory space is adequate to process high volumes of genetic tests.

As more fully discussed in Note 10 herein, on May 17, 2013, the Company entered into a Common Stock Purchase Agreement with various accredited investors, pursuant to which the Company sold an aggregate of 43,715,847 shares of its common stock in a private placement transaction, at a price of $0.2745 per share for gross proceeds of $12,000,000. The investors also received warrants to purchase up to an aggregate of 32,786,885 shares of common stock at an exercise price of $0.2745 per share. The warrants are exercisable as to 63% of the shares immediately and as to 37% of the shares following receipt of shareholder approval, which occurred on August 9, 2013, of an increase in the number of authorized shares of common stock from 150,000,000 to 300,000,000, and have a term of seven years from the date they became exercisable.

In addition, pursuant to the Common Stock Purchase Agreement, each Purchaser has the right, at any time on or before June 30, 2014, to purchase at one or more subsequent closings its pro rata share of up to an aggregate of $5,000,000 of additional shares of common stock and warrants on the same terms and conditions as those set forth above. If, prior to June 30, 2014, investors have not purchased their entire pro rata share of such additional investment of $5,000,000, those who have purchased their entire pro rata share of the additional investment, will be entitled to purchase the unsold portion of the additional investment.

The Company’s financial statements have been prepared assuming that it will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company expects to incur additional losses in 2014 and, accordingly, is dependent on financings and potential revenue to fund its operations in the commercial launch of the PerioPredict™ test with Renaissance Health Services Corporation (“RHSC”), the parent corporation of eight Delta Dental member companies operating in their eight respective states. RHSC has begun offering dental plans in a phased launch to smaller employer groups that incorporates our genetic PerioPredict™ test for plan years beginning in January 2014. The timing of any revenues that we may receive under this agreement is dependent upon the timing of the offering of such plans, which timing is very uncertain at this time, and is contingent upon a number of factors, including RHSC’s affiliates’ ability to develop such plans and to develop a viable market for such plans. In the latter half of 2014 and 2015, RHSC is expected to offer dental plans that incorporate our genetic test to a broader group of employer customers. The Company expects to have the cash resources necessary, for at least the next twelve months, to support the launch of the PerioPredict™ genetic test in dental offices in collaboration with RHSC.

The ability of the Company to realize the carrying value of its fixed assets and intangible assets is especially dependent on management’s ability to successfully execute on its plan. The Company needs to generate additional funds in order to meet its financial obligations. If it is unsuccessful in doing so, the Company may not be able to realize the carrying value of its fixed assets and intangible assets.

Note 3—Summary of Significant Accounting Policies

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

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of December 31, 2013 and 2012, the Company had deferred genetic test revenue of $3.8 million and $1.6 million, respectively. Included in deferred revenue at December 31, 2013 is $584,000 in customer payments in excess of one year old.

During the fourth quarter of 2013, the Company concluded that sufficient historical customer genetic test redemption patterns existed to determine the period of time after which the likelihood of test redemption was remote. Based on the Company’s analysis of the redemption data, the Company estimates that period of time to be three years after the sale of a genetic test kit. Prior to making this determination revenue was recognized only on test kits returned and processed.

Beginning in the fourth quarter of 2013, the Company began to recognize breakage revenue related to genetic tests kits utilizing the remote method. Under the remote method, breakage revenue should be recognized when the likelihood of the customer exercising rights of redemption becomes remote. The term remote requires statistical analysis of customer redemption patterns for all tests sold and returned. The Company analyzed redemption patterns from 2009 through 2013. Included in genetic test revenue in the fourth quarter in 2013 is $213,000 of breakage revenue related to unredeemed genetic test kits from 2009 and 2010. The Company will continue to recognize breakage revenue and the corresponding deferred cost of goods on a quarterly basis based on the historical analysis.

Sales Commission

The Company accounts for sales commissions due to Amway Global under the Merchant Channel and Partner Agreement in accordance with SEC Staff Accounting Bulletin (“SAB”) 104. Commissions are recorded as an expense at the time they become due which is at the point of sale. The cost of commissions was $367,000 and $726,000 for the years ended December 31, 2013 and 2012, respectively.

Accounts Receivable

Accounts receivable is stated at estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its commercial genetic test customers a 2% cash discount if payment is made by bank wire transfer within 10 days of the invoice date. No accounts receivable reserve is required at December 31, 2013 as all accounts receivable are expected to be collected.

Inventory

Inventory is carried at lower of cost (first-in, first-out method) or market and no inventory reserve is deemed necessary at December 31, 2013. As the Company does not manufacture any products, no overhead costs are included in inventory. When a kit is sold, the corresponding cost of the kit is recorded as cost of goods sold and removed from inventory. The Company has contracted with a fulfillment provider to supply its PerioPredict™ genetic tests kits to dental offices. The agreement with the provider provides that the vendor will purchase and fulfill all materials related to the genetic test kit and delivery with the Company’s approval. The Company pays for materials and fulfillment charges when the product is shipped. Any kit components remaining at the fulfillment center are reflected in inventory with a corresponding offset to accounts payable. At December 31, 2013, $41,000 of raw materials are at the fulfillment center and reflected in inventory with a corresponding entry to accounts payable. No materials were at the fulfillment center at December 31, 2012.

Inventory consisted of the following at December 31, 2013 and 2012:
	December 31, 2013	December 31, 2012

Raw materials	$180,948	$154,485
Finished goods	9,476	3,753
Total inventory, net	$190,424	$158,238

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

Significant management judgment is required in determining the Company’s provision (benefit) for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of approximately $28.2 million as of December 31, 2013, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

Due to changes in Massachusetts corporate income tax regulations enacted in 2009, the Company began filing a combined tax return with certain Alticor affiliated entities, referred to herein as “the unitary group”. The law requires corporations with net operating loss carryforwards to go back to each year in which the loss was generated and recompute the loss as if it occurred on a consolidated basis. The Company was required to include data from the newly formed unitary group as if the unitary group was in place during the loss years. As a result, the losses generated by the Company were significantly reduced through this required computation. Due to a change in common ownership, the Company is no longer qualified to join in a combined filing of the unitary group as of June 29, 2012. Accordingly, the Company ceased filing combined Massachusetts tax returns with the unitary group. The Company estimates that the combined and separate filings will have no impact on the Company's financial condition, results of operations and cash flows.

On January 2, 2013, President Obama signed The American Taxpayer Relief Act of 2012 (H.R. 8) legislation which extended many of the tax provisions that expired in 2011 or 2012. For financial reporting purposes, the tax impact of this legislation is taken into account in the quarter in which the legislation is enacted by Congress and signed into law by the President. Since President Obama signed the bill on January 2, 2013, the financial reporting for these legislative changes occurred in the first quarter, 2013. Therefore, for 2012, no deferred tax asset with respect to the federal R&D tax credit was recorded. In the first quarter 2013, the full deferred tax asset for the 2013 federal R&D tax credit has been recorded as a discrete item. The total impact to 2013 is a deferred tax asset of approximately $61,000 which is fully reserved.

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

The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the year ended December 31, 2013. However, if the Company incurred interest and penalties they would be recorded in general and administrative expenses.

Research and Development

Research and development costs are expensed as incurred.

Advertising Expense

Advertising costs are expensed as incurred. During the years ended December 31, 2013 and 2012, advertising expense was $5,000 and $18,000, respectively.

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

	As of December 31,
	2013	2012
Options outstanding	5,884,050	2,302,000
Warrants outstanding	37,269,125	2,187,158
Convertible preferred stock	—	39,089,161
Convertible debt	—	2,521,222
Total	43,153,175	46,099,541

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During the years ended December 31, 2013 and 2012, there were no items other than net loss included in the determination of comprehensive loss.

Fair Value of Financial Instruments

The Company, using available market information, has determined the estimated fair values of financial instruments. The stated values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these instruments. The fair value of warrants is calculated using the Black-Scholes pricing model.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2013, its concentration of credit risk related to cash and cash equivalents was not significant. Cash and cash equivalents are available on demand and are generally in excess of FDIC insurance limits.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the estimated useful life of the asset, or the remaining term of the lease, whichever is shorter.

Assets that have not yet been placed in service; have the costs incurred presented as part of Projects in Progress. Once the asset has been placed in service, the related costs are transferred to the appropriate category and depreciation commences.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Any write-downs, based on fair value, are to be treated as permanent reductions in the carrying amount of the assets. The Company determined that no impairment existed related to the Company’s long-lived assets at December 31, 2013 and 2012.

Segment Reporting

As of December 31, 2013 and 2012, the Company has one segment, the genetic test business. The Company develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive measures. The Company’s principal operations and markets are located in the United States.

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

On October 26, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor Inc. Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. We paid Amway Global $367,000 and $726,000 in commissions for the years ended December 31, 2013 and 2012, respectively, representing a percentage of net sales to their customers. The Company expenses commissions owed to Amway Global at the point of sale with the customer.

Beginning in September 2012 and again in 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor, a related party, placed purchase orders totaling approximately $3.3 million consisting of weight management kits. The kits are included as part of a promotional bundle of products that Amway is now selling to their Individual Business Owners (IBOs). Of the $3.3 million in orders $1.8 million was received in 2013 for the 2014 program and $1.5 million for the 2013 program. All cash for the orders and royalties was received by December 31, 2013. The 2013 program was amended by ABG so that it would not expire at December 31, 2013. Rather than having all program kits expire at December 31, 2013, cash received from the orders will remain in deferred revenue until the tests are returned and processed.

On September 21, 2012, the Company entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Pyxis. Pursuant to the License Agreement, the Company has granted ABGI and its affiliates a non-exclusive license to use the technology related to Interleukin’s Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa (the “Territories”). ABGI, or a laboratory designated by ABGI, will be responsible for processing the tests, and the Company will receive a royalty for each test sold, which royalty will increase if certain pending patent applications are issued. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement. Thereafter, the term will automatically renew for additional one-year periods unless at least 60 days prior notice is delivered by either party. As of December 31, 2013 $198,960 related to license fees has been received.

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

For years ended December 31, 2013 and 2012, approximately 36% and 65%, respectively, of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor, and 40% and 0%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

On February 25, 2013, the Company entered into a Preferred Participation Agreement with RHSC, for itself and on behalf of certain of its affiliates and subsidiaries. RHSC is a related party through its affiliation with Delta Dental of Michigan, Inc. (“DDMI”), a stockholder of the Company. Pursuant to this agreement, affiliates of RHSC agreed to reimburse the Company a fixed price for each PerioPredict™ (formerly PST®) genetic test that the Company processed for a customer of affiliates of RHSC. In addition, if during the term of the agreement the Company offered the PerioPredict™ test to any other person or party for a lower price, such lower price would then be applicable to tests processed for a customer of such affiliates of RHSC for the remainder of the term of the agreement. The pricing arrangement was subject to the satisfaction of certain milestones, including that (1) within a specified timeframe, RHSC affiliates were to develop and offer dental benefit plans for which a significant portion of such affiliate's clients are eligible that provided for use of the PerioPredict™ test and reimbursement of the test at the agreed upon price (each such plan, hereinafter referred to as a “Reimbursed Dental Plan”) and (2) prior to a specified date, RHSC affiliates were to have sold policies for Reimbursed Dental Plans for the year beginning January 1, 2014. The Company agreed that for a one year period beginning on the date on which RHSC affiliates first offered a Reimbursed Dental Plan, it would make the PerioPredict™ test available solely to RHSC affiliates and not to any other third party or person. This agreement had a term of three years beginning on February 25, 2013.

On November 1, 2013, the Company entered into an Amended and Restated Preferred Participation Agreement with RHSC, for itself and on behalf of certain of its affiliates and subsidiaries. Pursuant to this agreement, affiliates of RHSC have agreed to reimburse the Company a fixed price for each PerioPredict™ genetic test that the Company processes for a customer of affiliates of RHSC. In addition, if during the term of the agreement the Company offers the PerioPredict™ test to any other person or party for a lower price, such lower price shall then be applicable to tests processed for a customer of such affiliates of RHSC for the remainder of the term of the agreement. RHSC and its affiliates will continue to receive the preferred pricing (or any lower market price during the term) only for so long as affiliates of RHSC continue to: (a) work to develop and to offer Reimbursed Dental Plans for which a significant portion of employees of RHSC’s affiliates’ customers are eligible; and (b) exercise their commercially-reasonable best efforts to maximize the number of customers that offer a Reimbursed Dental Plan. In addition, under the terms of the amended agreement, the Company is no longer obligated to make the PerioPredict™ test available solely to RHSC affiliates and not to any other third party or person. This amended agreement has a term of three years beginning February 25, 2013, unless terminated earlier (1) upon the mutual written agreement of us and RHSC, (2) if either party becomes the subject of bankruptcy, insolvency, liquidation or other similar proceedings, or (3) in the event of an uncured breach of the amended agreement by either party.

The timing of any revenues that the Company may receive under the amended agreement with RHSC is dependent upon the timing of the offering of Reimbursed Dental Plans, which timing is very uncertain at this time and is dependent on a viable market developing for such plans. The Company currently expects the launch of the PerioPredict™ genetic test with RHSC will occur in a phased approach. The Company expects RHSC in early 2014 to partner with smaller group plans. In the latter half of 2014 and in 2015, RHSC is expected to offer dental plans that incorporate our genetic test to a broader group of employer customers. The Company does not expect to receive any significant revenues under this agreement until the fourth quarter of 2014 or early in 2015, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues under this agreement.

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

Immediately prior to the closing of the private placement of common stock on May 17, 2013, Pyxis converted all of the principal amount of debt outstanding into 2,521,222 shares of common stock. Accordingly, there is no convertible debt outstanding at December 31, 2013.

Note 6—Fixed Assets

The useful lives and balances of fixed assets at December 31, 2013 and 2012 consisted of the following:

	Useful Life	2013	2012
Computer software, computer equipment and office equipment	3 years	$272,659	$314,717
Laboratory equipment	5 years	1,452,669	1,225,770
Furniture and fixtures	5 years	40,349	40,349
Leasehold improvements	5 years	309,618	303,258
Website development	3 years	270,678	270,678
Projects in Progress		525,988	––
Equipment under capital leases	3 to 5 years	—	22,920
		2,871,961	2,177,692
Less — Accumulated depreciation and amortization		(2,027,355)	(2,050,746)
Total		$844,606	$126,946

Depreciation and amortization expense was $120,033 and $167,065, for the years ended December 31, 2013 and 2012, respectively. Fully depreciated assets of $143,000 were retired at December 31, 2013.

Note 7—Intangible Assets

                Intangible assets at December 31, 2013 and 2012 consisted of the following:

	2013	2012

Patent costs	$1,154,523	$1,154,523
Less — Accumulated amortization	(864,658)	(755,392)
Total	$289,865	$399,131

Patent amortization expense was $109,266 and $115,453 for the years ended December 31, 2013 and 2012, respectively.

Patent costs which are being amortized on a straight-line basis over a 10-year life, are scheduled to amortize as follows:

Year Ending December 31,
2014	94,100
2015	77,656
2016	61,119
2017	42,229
2018	14,761
$289,865

Note 8—Accrued Expenses

Accrued expenses at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Payroll and vacation	$198,968	$121,362
Other	53,985	44,383
Total accrued expenses	$252,953	$165,745

Note 9—Commitments and Contingencies

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

On August 23, 2012, Mr. Bender notified the Board of Directors of the Company of his intention to resign as the Chief Executive Officer and as a member of the Board of Directors effective immediately. In connection with his resignation, on September 14, 2012, the Company entered into a Separation Agreement with Mr. Bender. Pursuant to the terms and conditions of the Separation Agreement, Mr. Bender received seven months of base salary, continuation of health insurance benefits through February 28, 2013 and extension of the date through which vested options at the date of his resignation could be exercised to September 14, 2013. The costs associated with Mr. Bender’s resignation, including costs associated with the modification of stock options, are reflected in the accompanying 2012 financial statements.

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

On December 21, 2012, The Compensation Committee of the Board of Directors of the Company approved a Bonus Plan (the “Bonus Plan”) for the Company’s executives. Under the terms of the Bonus Plan:

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

On February 26, 2014, The Compensation Committee of the Board of Directors of the Company approved an Employee Bonus Plan (the “Employee Bonus Plan”) that replaces the Bonus Plan approved on December 21, 2012. Under the Employee Bonus Plan bonuses may be awarded upon the achievement of corporate goals, however, the Compensation Committee has absolute discretion as to whether bonuses will be awarded and the size of any bonus, notwithstanding whether any such corporate goals are met or not.

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

On December 26, 2012, the Company entered into an employment agreement with Scott Snyder for the position of Chief Marketing Officer beginning on January 2, 2013. The agreement provides for a minimum annual base salary of $265,000, and for 2013 and 2014 he is eligible for a bonus pursuant to the Bonus Plan as set forth above. For 2015 and any subsequent year in which he is employed, he is eligible for a bonus of up to 30% of his base salary, based on factors such as the Company’s evaluation of individual performance, the Company’s financial performance, economic conditions generally, and the policy terms applicable to such bonus. Mr. Snyder is entitled to a maximum of $34,000 in expense reimbursement in calendar year 2013, and an additional $16,000 for the six months ending June 30, 2014, for travel and housing expenses from his residence to the Company’s offices. Upon hire, Mr. Snyder was granted an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.29, the fair value of the Company’s stock on January 2, 3013, the grant date of the option. The option will vest in three installments of 50,000, 66,000 and 84,000 shares on each of the first three anniversaries of the grant date.

Mr. Snyder’s agreement is terminable at will by the Company or Mr. Snyder. If the Company terminates Mr. Snyder without cause, then the Company will pay Mr. Snyder, in addition to any accrued, but unpaid compensation prior to termination, an amount equal to six months of his base salary in effect at the time of the termination.

On October 22, 2013, Dr. Kornman was granted an option to purchase 2,250,000 shares of the Company’s common stock, Mr. Lurier was granted an option to purchase 750,000 shares and Mr. Snyder was granted an option to purchase 675,000 shares. Each such option has an exercise price of $0.3799, the fair value of the Company’s common stock on the grant date of the option and will vest as to ¼ of the shares on the first anniversary of the grant date, and as to 1/36 of the remaining shares at the end of each month thereafter beginning on October 31, 2014.

Operating Leases

The Company leases its office and laboratory space under a non-cancelable operating lease expiring on March 31, 2014. On May 24, 2010, the Company completed a sublease of approximately 6,000 square feet of office and laboratory space which also expires on March 31, 2014.

Future minimum lease commitments under non-cancelable lease agreements with initial or remaining terms of one year or more at December 31, 2013, are as follows:

Year Ending December 31,	Master Space Lease	Sublease	Net Master Space Lease	Office Equipment	Total Payments, Net
2014	118,749	(37,569)	81,180	6,336	87,516
Thereafter	—	—	—	1,056	1,056
	$118,749	$(37,569)	$81,180	$7,392	$88,572

              Rent expense was $331,916 and $338,221 for the years ended December 31, 2013 and 2012, respectively.

Note 10—Capital Stock

Authorized Preferred and Common Stock

At December 31, 2013, the Company had authorized 6,000,000 shares of $0.001 par value preferred stock. The Company had authorized 300,000,000 shares of $0.001 par value common stock of which 198,521,806 shares were outstanding or reserved for issuance. Of those, 122,448,707 shares were outstanding; 6,288,950 shares were reserved for the potential exercise of outstanding stock options and for shares of common stock available for future grants under our stock plan; 638,887 shares were reserved for the potential exercise of rights held under the Employee Stock Purchase Plan; 1,750,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $1.30 per share which are exercisable currently until March 5, 2015; 437,158 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $0.2745 per share which are exercisable currently until June 29, 2017; 35,081,967 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $0.2745 per share, of which approximately 20,655,737 are currently exercisable until May 17, 2020 and the remaining are currently exercisable until August 9, 2020; and 31,876,137 shares are reserved for issuance of shares of common stock and warrants to purchase shares of common stock pursuant to the rights each investor in the May 2013 Private Placement to purchase any time prior to June 30, 2014 its pro rata share of up to an aggregate of $5,000,000 of additional shares of common stock and warrants on the same terms as those in the May 2013 Private Placement.

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

Each share of Series A-1 Preferred Stock was convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($1.80, and subject to adjustment) by the conversion price in effect on the date the certificate was surrendered for conversion. The Series A-1 Preferred Stock was convertible into 28,160,200 shares of common stock reflecting a conversion price of $0.3196 per share. Each share of Series B Preferred Stock was convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($6.00, and subject to adjustment) by the conversion price in effect on the date the certificate was surrendered for conversion. The Series B Preferred Stock was convertible into 10,928,961 shares of common stock reflecting a conversion price of $0.2745 per share. All shares of Preferred Stock were converted to common stock on May 17, 2013 in connection with the private placement described below, resulting in the issuance of 39,089,161 shares of common stock. As of December 31, 2013 no shares of preferred stock are issued and outstanding.

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

On May 17, 2013, the Company entered into a Common Stock Purchase Agreement with various accredited investors (the “Purchasers”), pursuant to which the Company sold securities to the Purchasers in a private placement transaction. The Company sold an aggregate of 43,715,847 shares of its common stock, at a price of $0.2745 per share for gross proceeds of $12,000,000. The Purchasers also received warrants to purchase up to an aggregate of 32,786,885 shares of Common Stock at an exercise price of $0.2745 per share (the “Warrants”). The Warrants were exercisable as to 63% of the shares immediately and as to 37% of the shares following receipt of shareholder approval of a share authorization increase and have a term of seven years from the date they become exercisable. For Warrants that were exercisable upon shareholder approval of an increase in the Company’s authorized shares of common stock, the Company recorded a non-current liability at June 30, 2013 based on the allocation of the relative fair values of the common stock and Warrants issued in the private placement. In addition, the Company recognized non-cash interest expense of $286,579 representing the increase in the fair value of the warrant liability from the date of issuance to June 30, 2013. On August 9, 2013, the Company’s shareholders’ approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000 shares. Following the shareholder approval of the increase in authorized shares on August 9, 2013 the Company filed a certificate of amendment with the Delaware Secretary of State, which provided for adequate authorized shares for all potential common stock equivalents issued pursuant to the financing on May 17, 2013. As a result, the warrant liability reflected as a non-current liability, in the June 30, 2013 balance sheet was reclassified to shareholders’ equity at its fair value as of August 9, 2013. The fair value of the warrant liability increased by approximately $11,000 from June 30, 2013 to August 9, 2013, and was recorded as an increase to interest expense in the statement of operations for the three months ended September 30, 2013.

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

In addition, pursuant to the Common Stock Purchase Agreement, each Purchaser has the right, at any time on or before June 30, 2014, to purchase at one or more subsequent closings its pro rata share of up to an aggregate of $5,000,000 of additional shares of common stock and warrants on the same terms and conditions as those set forth above. If, prior to June 30, 2014, investors have not purchased their entire pro rata share of such additional investment of $5,000,000, those who have purchased their entire pro rata share of the additional investment, will be entitled to purchase the unsold portion of the additional investment.

Registration Rights Agreement

On May 17, 2013, the Company also entered into a Registration Rights Agreement with the Purchasers, Pyxis, DDMI and the placement agent, pursuant to which the Company was required to file a registration statement on Form S-1 within 45 days to cover the resale of (i) the shares sold to the Purchasers and the shares of common stock underlying the Warrants, (ii) the shares of common stock issued to Pyxis upon conversion of the Series A-1 Preferred Stock and the convertible debt, (iii) the shares of common stock issued to DDMI upon the conversion of the Series B Preferred Stock, and (iv) the shares of common stock underlying the Placement Agent Warrants. The Company filed the registration statement on July 1, 2013, and it was declared effective on August 9, 2013.

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

Note 11—Stock-Based Compensation Arrangements

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

On August 9, 2013, the Company’s shareholders’ approved the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). The 2013 Plan will allow for the issuance of up to 8,860,000 additional shares of our common stock pursuant to awards granted under the 2013 Plan and will allow for the issuance of up to a maximum of 2,435,500 shares of common stock that are represented by options outstanding under our 2004 Plan, that expire or are cancelled without delivery of shares of common stock on or after the date of stockholder approval of the 2013 Plan. At December 31, 2013, the Company had an aggregate of 4,698,700 shares of common stock available for grant under the 2013 Plan. As of December 31, 2013, the Company granted 4,693,800 stock options under the 2013 Plan.

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

For purposes of determining the stock-based compensation expense for stock option awards in 2013 and 2012, the Black-Scholes option-pricing model was used with the following weighted-average assumptions:

	2013	2012
Risk-free interest rate	1.56%	0.66%
Expected life	5.73 years	5.73 years
Expected volatility	144.35%	140.32%
Dividend yield	0%	0%

Using these assumptions, the weighted average grant date fair value of options granted in 2013 and 2012 was $0.34 and $0.33, respectively.

Restricted Stock Awards

Holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. Recipients of restricted stock awards are generally not required to pay any consideration to the Company for these restricted stock awards. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period. During each of the years ended December 31, 2013 and 2012, the Company granted no restricted stock awards.

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are deemed to be compensatory because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the three months ended June 30, 2012, the remaining shares were cancelled with the termination of the plan. At the Company’s 2012 annual meeting the stockholders approved a new Employee Stock Purchase Plan, pursuant to which 750,000 shares of common stock are authorized to be issued. During the years ended December 31, 2013 and 2012, employees purchased 111,113 and 52,158 shares of common stock at a weighted-average purchase price of $0.29 and $0.17, while the weighted-average fair value was $0.34 and $0.20 per share, resulting in compensation expense of $5,522 and $1,332, respectively.

The following table details stock option and restricted stock activity for the years ended December 31, 2013 and 2012.

	2013		2012
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of period	2,302,000	$1.06	2,228,067	$1.14
Granted	4,693,800	0.38	581,000	0.36
Stock options exercised	(252,000)	0.32	––	––
Restricted stock exercised	(2,500)	0.00	(2,500)	0.00
Forfeited/Expired	(857,250)	1.87	(504,567)	0.60
Outstanding, end of period	5,884,050	$0.43	2,302,000	$1.06
Exercisable, end of period	588,750	$0.89	1,376,950	$1.49

The following table details further information regarding stock options and restricted stock outstanding and exercisable at December 31, 2013:
	Stock Options/Restricted Stock Outstanding				Stock Options/Restricted Stock Exercisable
Range of Exercise Price:	Shares	Weighted Avg. remaining contractual life (years)	Weighted Avg. Exercise Price		Shares	Weighted Avg. Exercise Price
$0.01–$1.00	5,747,800	9.42	$	..38	452,500	$0.45
$1.01–$2.00	85,000	4.30		1.44	85,000	1.44
$2.01–$3.00	––	––		––	––	––
$3.01–$4.00	30,000	0.96		3.65	30,000	3.65
$4.01–$5.00	21,250	..50		4.10	21,250	4.10
	5,884,050	9.27		$0.43	588,750	$0.88
Aggregate intrinsic value	$22,485				$0

The aggregate intrinsic value in the preceding table is based on the last reported price at which the Company’s common stock traded on December 31, 2013, of $0.35.

The following table summarizes the status of the Company’s non-vested options for the years ended December 31, 2013 and 2012:

	2013		2012
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Non-vested options, beginning of year	925,050	$0.42	1,128,250	$0.57
Granted	4,693,800	0.38	581,000	0.36
Vested	(270,300)	0.48	(367,600)	0.65
Forfeited	(53,250)	0.51	(416,600)	0.52
Non-vested options, end of year	5,295,300	$0.38	925,050	$0.42

Total cost for stock-based compensation arrangements is as follows:

	Year Ended December 31,
	2013	2012
Stock option grants beginning of period	$92,187	$182,064
Stock-based arrangements during the period:
Stock option grants	100,638	6,188
Restricted stock issued:
Employee stock purchase plan	5,522	1,332
Director agreements	(540)	2,244
	$197,807	$191,828

As of December 31, 2013 and 2012, there was approximately $1,517,607 and $266,718 respectively, of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of approximately 1.7 years.

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

Note 12—Employee Benefit Plan

The Company sponsors a profit sharing plan covering substantially all of its employees. The profit sharing plan allows for pre-tax employee contributions. The Company may, at the discretion of the Board of Directors, match a portion of the participant contributions. The Company currently contributes 25% of any amount employees contribute, up to a maximum of $1,500 per participant per calendar year. Company contributions vest over a period of five years based on the participant’s initial service date with the Company. During the years ended December 31, 2013 and 2012, $8,841 and $10,663, respectively, was contributed by the Company to the plan.

Note 13—Income Taxes

For the years ended December 31, 2013 and 2012, the Company recorded no tax provision or benefit. While the Company has incurred losses from operations it has not recorded an income tax benefit for 2013 or 2012 as it has recorded a valuation allowance against net operating losses and other net deferred tax assets due to uncertainties related to the realizability of these tax assets.

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted federal and state tax rates in effect for the year in which the differences are expected to reverse. As of December 31, 2013 and 2012, the approximate income tax effect of the Company’s deferred tax assets (liabilities) consisted of the following:
	2013	2012
Deferred tax asset:
Tax effect of:
Net operating loss carryforwards	$25,504,000	$27,926,000
Accrued expenses	49,000	21,000
Amortization of definite lived intangible assets	15,000	16,000
Non-qualified stock option compensation	69,000	248,000
Depreciation	123,000	121,000
Other	297,000	227,000
Patents	(114,000)	(158,000)
State net operating loss carryforwards, net of federal tax benefit	19,000	428,000
Research tax credit carryforwards	2,223,000	2,080,000
Total deferred tax assets	28,185,000	30,909,000
Valuation allowance	(28,185,000)	(30,909,000)
Net deferred tax assets	$-	$-

As of December 31, 2013, the Company had gross net operating loss (NOL) and research tax credit carryforwards of approximately $77.6 million and $1.6 million, respectively, for federal income tax purposes, expiring in varying amounts through the year 2033. Of the $77.6 million NOL carryforward, $2.5 million relates to stock-based compensation and has not been reflected in the deferred taxes and when the benefit of these losses, if any, is realized, the Company will credit additional paid in capital.

As of December 31, 2013, the Company had gross NOL and research tax credit carryforwards of approximately $450,000 and $960,000 for state income tax purposes, expiring in varying amounts through the year 2033.

The Company’s ability to use its NOL and tax credit carryforwards to reduce future taxes is subject to the restrictions provided by Section 382 of the Internal Revenue Code of 1986. These restrictions provide for limitations on the Company’s utilization of its NOL and tax credit carryforwards following a greater than 50% ownership change during the prescribed testing period. Beginning on March 5, 2003, the Company had such a change. As a result, all of the Company’s NOL carryforwards as of that date are limited as to utilization. The annual limitation may result in the expiration of certain of the carryforwards prior to utilization.

The benefit for income taxes differs from the federal statutory rate due to the following:

	2013	2012
Tax at statutory rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	0.0	0.0
Research and development credit	(1.7)	0.1
Share based payment expense	0.7	0.9
Other	3.0	1.4
Removal of deferred tax asset on federal net operating losses	64.1	26.9
Establishment of deferred tax asset on state net operating losses and state deferred taxes, net of federal income tax benefits	6.4	(9.6)
Change in valuation allowance	(38.6)	14.3
Effective tax rate	0.0%	0.0%

Note 14—Risks and Uncertainties

The Company develops genetic risk assessment tests and performs research for its own benefit. As of December 31, 2013, the Company has introduced four genetic risk assessment tests commercially. Commercial success of the Company’s genetic risk assessment tests will depend on their success as being deemed to be scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partners.

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

During the years ended December 31, 2013 and 2012, approximately 36% and 65%, respectively, of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor, and 40% and 0%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

Note 15—Subsequent Event

On February 7, 2014, the Company entered into the Second Amendment to Commercial Lease which, among other things, extends the term of the lease from March 31, 2014 to March 31, 2017 and reduces the 19,000 square feet, the amount of space under the master lease by approximately 6,011 square feet, to approximately 13,000 square feet, the current space the Company occupies. The 6,011 square feet was the space that the Company had sublet to a third party since April 2010.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated by reference from the relevant discussions in our Proxy Statement for the 2014 Annual Meeting of Stockholders under the captions “Management and Corporation Governance, “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and “Code of Conduct and Ethics.”

Item 11.  Executive Compensation

Information responsive to this item is incorporated by reference from the relevant discussions in our Proxy Statement for the 2014 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference from the relevant discussions in our Proxy Statement for the 2014 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference from the relevant discussions in our Proxy Statement for the 2014 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions” and “Management and Corporate Governance.”

Item 14.  Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference from the relevant discussions in our Proxy Statement for the 2014 Annual Meeting of Stockholders under the proposal entitled “Ratification of Appointment of Independent Public Accountants.”

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
3.1
Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on October 23, 2013 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2013)

3.2	Amended and Restated Bylaws of the Company dated July 24, 2008 (incorporated by reference to the Current Report on Form 8-K filed on July 28, 2008)
4.1
Form of Stock Certificate representing Common Stock, $0.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)

4.2	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 5, 2010)
4.3	Form of Warrant issued to Investors in the May 2013 Private Placement (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 20, 2013)
4.4	Form of Warrant issued to the Placement Agent in the May 2013 Private Placement (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 20, 2013)

Leases
10.1
Commercial Lease Agreement between the Company and Clematis LLC dated February 13, 2004 (incorporated herein by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K filed on March 29, 2004)

10.2
Sublease Agreement between the Company and Kala Pharmaceuticals, Inc. dated April 12, 2010 (incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on March 24, 2011)

10.3
Second Amendment to Commercial Lease, dated as of February 7, 2014, by and between the Company and Clematis, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 12, 2014)

Exhibit No.	Identification of Exhibit
Equity Compensation Plans
10.4.1@	2000 Employee Stock Compensation Plan for the Company (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.4.2@
Form of Nonqualified Stock Option Agreement under the 2000 Employee Stock Compensation Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)

10.4.3@
Form of Incentive Stock Option Agreement under the 2000 Employee Stock Compensation Plan (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)

10.5.1@	Interleukin Genetics, Inc. 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on April 29, 2011)
10.5.2@
Form of Nonqualified Stock Option Agreement under the 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Exhibit 10.5.1 of the Company’s Annual Report on Form 10-K filed March 25, 2010)

10.5.3@
Form of Incentive Stock Option Agreement under the 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Exhibit 10.5.2 of the Company’s Annual Report on Form 10-K filed March 25, 2010)

10.6.1@	2013 Employee, Director and Consultant Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 13, 2013)
10.6.2@*	Form of Nonqualified Stock Option Agreement under the 2013 Employee, Director and Consultant Equity Incentive Plan
10.6.3@*	Form of Incentive Stock Option Agreement under the 2013 Employee, Director and Consultant Equity Incentive Plan

Agreements with Executive Officers and Directors
10.7.1@
Employment Agreement dated November 12, 2008 between the Company and Kenneth S. Kornman (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008)

10.7.2
First Amendment, effective as of March 31, 2012, to the Employment Agreement, dated as of November 12, 2008, by and between Interleukin Genetics, Inc. and Kenneth S. Kornman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 26, 2012)

10.7.3
Second Amendment, dated November 29, 2012, to the Employment Agreement, dated as of November 12, 2008, by and between Interleukin Genetics, Inc. and Kenneth S. Kornman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 30, 2012)

10.8@	Employment agreement dated April 30, 2008 between the Company and Eliot M. Lurier (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2008)
10.9@	Form of Director Indemnity Agreement dated March 5, 2003 (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.10@	Director Compensation Policy dated April 29, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2010)
10.11@	Employment agreement dated December 26, 2012 between the Company and Scott Snyder (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed March 28, 2013)

Agreements with respect to Financings and Rights of Stockholders
10.12.1
Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated March 5, 2003 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2003)

10.12.2
Amendment No. 1 to Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated May 20, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 30, 2003)

10.12.3
Second Amendment to Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated February 28, 2005 (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed on April 26, 2005)

10.12.4
Third Amendment, dated June 29, 2012, to the Stock Purchase Agreement, dated March 3, 2003, between Interleukin and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on July 2, 2012)

Exhibit No.	Identification of Exhibit
10.13
Stock Purchase Agreement Between the Company and Pyxis Innovations Inc. dated August 17, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed on October 31, 2006)

10.14	Stock Purchase Agreement, dated June 29, between Interleukin and Delta Dental Plan of Michigan, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on July 2, 2012)
10.15
Common Stock Purchase Agreement, dated May 17, 2013, by and among Interleukin and the Investors in the May 2013 Private Placement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 20, 2013)

10.16
Registration Rights Agreement, dated May 17, 2013, by and among Interleukin and the Investors in the May 2013 Private Placement, Pyxis Innovations Inc., Delta Dental Plan of Michigan, Inc. and BTIG, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 20, 2013)

10.17
Voting Agreement and Irrevocable Proxy, dated May 17, 2013, between Interleukin and Pyxis Innovations Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 20, 2013)

Agreements with respect to Collaborations, Licenses and Research and Development
10.18.1
Exclusive License Agreement between the Company and Access Business Group dated March 5, 2003 (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on March 5, 2003)

10.18.2
First Amendment to License Agreement by and between the Company and Access Business Group International, LLC, dated September 1, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008)

10.19
Merchant Network and Channel Partner Agreement dated October 26, 2009 by and between the Company and Amway Corp. (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on March 25, 2010)

10.20+
License Agreement, dated September 21, 2012, between Access Business Group International LLC and Interleukin Genetics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012)

10.21
Professional Services Agreement, dated September 21, 2012, between Access Business Group International LLC and Interleukin Genetics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012)

10.22*!	First Amended Preferred Participation Agreement, dated November 1, 2013, by and between Interleukin Genetics, Inc. and Renaissance Health Service Corporation and its affiliates and subsidiaries

Consents, Certifications and Other Exhibits
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101
The following materials from Interleukin Genetics Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Deficit, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements.

_______________________

*	Filed herewith.

+
The Securities and Exchange Commission with respect to certain portions of this exhibit has previously granted confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

!	Confidential portions of such document have been filed separately with the SEC pursuant to a request for confidential treatment.

@	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLEUKIN GENETICS, INC.

By:	/s/ Kenneth S. Kornman
Kenneth S. Kornman Chief Executive Officer

Date: March 20, 2014

Pursuant to the requirements of with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signatures	Title	Date Signed

/s/ Kenneth S. Kornman	Chief Executive Officer, Director	March 20, 2014
Kenneth s. Kornman	(Principal Executive Officer)

/s/ Eliot M. Lurier	Chief Financial Officer	March 20, 2014
Eliot M. Lurier	(Principal Financial and Accounting Officer)

/s/ Lionel Carnot	Director	March 20, 2014
Lionel Carnot

/s/ Roger c. colman	Director	March 20, 2014
Roger C. Colman

/s/ Goran Jurcovic	Director	March 20, 2014
Goran Jurcovic

/s/ William C. Mills III	Director	March 20, 2014
William C. Mills III

/s/ Dayton Misfeldt	Director	March 20, 2014
Dayton Misfeldt