Form 10-K/A
period 2013-12-31
INTERLEUKIN GENETICS INC
filed 2014-04-30
CIK 1037649

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

As of April 15, 2014 there were 122,516,317 shares of the registrant’s Common Stock issued and outstanding.

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Interleukin Genetics, Inc. (the “Registrant”) for the year ended December 31, 2013 as filed on March 20, 2014 (the “Original Form 10-K”) is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15(a)(3) of Part IV, no other information included in the Original Form 10-K is amended or changed by this Amendment.

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

i

INTERLEUKIN GENETICS, INC.

FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2013

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT AND CORPORATE GOVERNANCE

The Board of Directors and Management

We are managed under the direction of our Board of Directors. On May 17, 2013, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with various accredited investors (the “Purchasers”), pursuant to which we sold securities to the Purchasers in a private placement transaction (the “Private Placement”). Following the Private Placement, pursuant to the terms of the Purchase Agreement the Board was to consist of seven directors as follows: (i) the Company’s CEO; (ii) one independent director; (iii) two directors designated by Pyxis Innovations Inc., an affiliate of Alticor, Inc. (“Pyxis”), (iv) one director designated by Delta Dental Plan of Michigan, Inc. (“DDMI”); and (v) two directors designated by Bay City Capital Fund V, L.P., one of the investors in the Private Placement (“BCC”). On March 25, 2014, Goran Jurkovic, DDMI’s designee resigned from the Board, and DDMI irrevocably waived its right under the Purchase Agreement to designate a representative to be nominated for election to the Board and to replace any such designated Board member in the event such Board member ceases to serve as a director for any reason. On March 31, 2014, we, Pyxis, DDMI, BCC and certain other Purchasers entered into the First Amendment to the Purchase Agreement to delete the provisions of the Purchase Agreement related to DDMI’s right to designate a representative to be nominated for election to the Board. Accordingly, pursuant to the terms of the Purchase Agreement, as currently amended, the Board is to consist of seven directors as follows: (i) the Company’s CEO; (ii) two independent directors; (iii) two directors designated by Pyxis, and (iv) two directors designated by BCC.

The following seven persons currently serve as our directors:

(i)	William C. Mills III (independent) and Joseph M. Landstra (Pyxis designee) serve as Class I directors with terms ending at the 2016 annual meeting;

(ii)	Kenneth S. Kornman (the CEO) and Dayton Misfeldt (BCC designee) serve as Class II directors with terms ending at the 2014 annual meeting of stockholders; and

(iii)	James M. Weaver (independent), Roger C. Colman (Pyxis designee) and Lionel Carnot (BCC designee) serve as Class III directors with terms ending at the 2015 annual meeting of stockholders.

Set forth below are the names of our directors and our executive officers, their ages, their position in the company, their principal occupations or employment for at least the past five years, the length of their tenure as directors and, for our directors, the names of other public companies in which they hold or have held directorships during the past five years.

Name	Age	Position with the Company

Kenneth S. Kornman, DDS, Ph.D.	66	Chief Executive Officer, President and Chief Scientific Officer and Director
Eliot M. Lurier	56	Chief Financial Officer & Treasurer
Scott Snyder	53	Chief Marketing Officer
James M. Weaver	50	Director and Chairman of the Board
Lionel Carnot(1)(2)	46	Director
Roger C. Colman (2)(3)	60	Director
Joseph M. Landstra (1)	36	Director
William C Mills III (1)(3)	58	Director
Dayton Misfeldt(3)	40	Director

(1)	Member of our Audit Committee
(2)	Member of our Nominating Committee
(3)	Member of our Compensation Committee

KENNETH S. KORNMAN, DDS, Ph.D. is Interleukin’s co-founder and serves as our Chief Executive Officer, co-founder, President and Chief Scientific Officer. He was a member of our Board of Directors from August 2006 through April 2010, and in connection with our former Chief Executive Officer’s resignation on August 23, 2012, the Board of Directors appointed Dr. Kornman as a director to fill the vacancy created by the former Chief Executive Officer’s resignation. Prior to founding the Company in 1986, Dr. Kornman was a Department Chairman and Professor at The University of Texas Health Center at San Antonio. He has also been a consultant and scientific advisor for many major oral care and pharmaceutical companies. Dr. Kornman currently holds an academic appointment at Harvard University. He holds multiple patents in the pharmaceutical area, has published three books and more than 125 scientific papers and has lectured and consulted worldwide on the transfer of technology to clinical practice. Dr. Kornman also holds an MS (Periodontics) and Ph.D. (Microbiology-Immunology) from the University of Michigan. Our Board of Directors has concluded that Dr. Kornman should serve as a director because of his prior executive management experience, his scientific expertise and his knowledge of the dental and biotechnology industries. Dr. Kornman has not served on any other public company boards in the past five years.

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

SCOTT SNYDER joined Interleukin Genetics, Inc. as Chief Marketing Officer in January 2013. Mr. Snyder brings nearly 25 years of marketing and operational management experience in life sciences and consumer healthcare. Most recently, from 2009 to 2012, Mr. Snyder served as Vice President and General Manager at Bausch & Lomb, where he guided the private, equity-led turnaround of the company's flagship contact lens care business. Previously, he spent 20 years at Johnson & Johnson (J&J) in a career spanning all of J&J's business sectors including pharmaceuticals, medical devices and consumer products. While at J&J, Mr. Snyder helped lead the post-acquisition integration of dental products company Orapharma, Inc. and reshaped the company's commercial model. Early in his career at J&J, Mr. Snyder was selected for an expatriate assignment in Europe and has held multiple global roles throughout his career. He served as a U.S. Navy Officer, holds a B.S. Degree in Communications from Northwestern University, and received an MBA from the Kellogg School of Management.

JAMES M. WEAVER initially joined the Board of Directors in July 2007 as a designee of Pyxis. He served as Chairman of our Board from September 2007 until March 11, 2014, when he announced that he was resigning as a director due to his resignation from Alticor Corporate Enterprises (an affiliate of Pyxis) to pursue other interests. On March 31, 2014, Mr. Weaver was re-elected as an independent director and was also re-appointed as Chairman of the Board. He is the former Vice President of Alticor Corporate Enterprises, a member of the Alticor Inc. family of companies, which is engaged in the principal business of offering products, business opportunities, and manufacturing and logistics services in more than 80 countries and territories worldwide. In this role, Mr. Weaver was responsible for managing the current portfolio of Alticor’s companies and directs its acquisition and growth. Prior to joining Alticor in June 2007, Mr. Weaver worked for X-Rite Inc. where he held various leadership positions, including Senior Vice President and General Manager, Vice President of marketing and software development, Vice President of marketing and product development, as well as lead executive on several acquisitions. Mr. Weaver also founded and held the position of President and Chief Executive Officer of Bold Furniture Inc, and has held various leadership positions at Steelcase Inc. and Bissell Inc. Mr. Weaver received a Bachelor’s degree in general studies from the University of Michigan in Ann Arbor and serves on several non-profit and private company boards. Our Board of Directors has concluded that Mr. Weaver should serve as a director as of the date of this proxy statement because of his prior senior management experience and judgment and his extensive sales and marketing experience in the consumer product industry. Mr. Weaver has not served on any other public company boards in the past five years.

LIONEL CARNOT joined the Board of Directors in May 2013. Mr. Carnot is an Investment Partner at Bay City Capital LLC, a leading, global life sciences investment firm, and has been extensively involved in the firm's activities since he joined The Pritzker Organization in 2000. Prior to The Pritzker Organization, Mr. Carnot was a Principal at Oracle Partners, a healthcare hedge fund. He also held several positions in the pharmaceutical industry, including Product Manager for Prozac at Eli Lilly as well as several sales and marketing positions at Rhone-Poulenc Rohrer (now Sanofi). Mr. Carnot was also a strategy and management consultant to the biopharmaceutical industry while at Booz Allen & Hamilton and Accenture Strategic Services. Mr. Carnot is a member of the Board of Directors of Merus B.V., Madrigal Pharmaceuticals and Tallikut Pharmaceuticals, and is a former member of the board of Reliant Pharmaceuticals, Pathway Diagnostics, BioSeek and Nexus Dx. Mr. Carnot holds an MBA with Distinction from INSEAD and an MS with honors in Molecular Biology from the University of Geneva. Our Board of Directors has concluded that Mr. Carnot should serve as a director because of his prior management, consulting and board experience in the biotechnology and diagnostic industries, coupled with scientific, technical, sales and marketing, finance, and business development expertise. Mr. Carnot has not served on any other public company boards in the past five years.

ROGER C. COLMAN joined the Board of Directors in March 2011. Mr. Colman is Vice President of Corporate Development for Alticor Corporate Enterprises a member of the Alticor family of companies. He joined Alticor in 1994 from Readi-Bake, Inc., where he held positions as an operations and distribution executive. Mr. Colman earned a Bachelor of Science degree and a Master’s of Business Administration degree from Grand Valley State University in Allendale, Michigan. Our Board of Directors has concluded that Mr. Colman should serve as a director because of his prior executive management experience, including assisting Amway affiliate operations in over 30 countries in diverse roles which included business process improvement and strategic planning, and prior experience serving on corporate boards. Mr. Colman has not served on any other public company boards in the past five years.

JOSEPH M. LANDSTRA joined the Board of Directors on March 31, 2014.  Mr. Landstra has been with Alticor Inc., a member of the Alticor family of companies, since May 2009, and is currently Director of Finance.  Prior to his role with Alticor, Mr. Landstra was Controller for Dickinson Press Inc. from April 2008 to May 2009 and with X-Rite Inc. from 2003 to April 2008, completing his time with X-Rite as European Controller.  Mr. Landstra also worked for Deloitte & Touche LLP supporting a broad range of audit clients.  Mr. Landstra is Certified Public Accountant in the state of Michigan.  Mr. Landstra serves on the Board of Directors for Gurwitch UK Limited and Metagenics, Inc. and is on the Board of Managers for Gurwitch Products, L.L.C., all of which are in the Alticor family of companies.  Mr. Landstra earned a Bachelor of Science degree in Accountancy from Calvin College in Grand Rapids, Michigan.  The Board of Directors has concluded that Mr. Landstra should serve as a director because of his prior senior executive management experience, his background in the nutrigenomic medical foods and nutraceuticals business through his current position at Alticor, and his broad-based financial and business expertise.  Mr. Landstra has not served on any other public company boards in the past five years.

WILLIAM C. MILLS III joined the Board of Directors in April 2010. He currently serves as Chairman of the Board of Directors and CEO of Stereotaxis, Inc. (NASDAQ: STXS), a medical device company that markets robotic cardiology instrument navigation systems designed to enhance the treatment of arrhythmias and coronary disease. He has over 33 years of venture capital experience, having held positions from 2004 until 2009 as a managing member of EGS Healthcare Capital Partners; from 1999-2004 as a Partner in the Boston office of Advent International; from 1988-1999 as a General Partner of The Venture Capital Fund of New England; and from 1981-1988 as a Managing General Partner of Ampersand Ventures/PaineWebber Ventures.  Currently, he is Chairman of the Board of Managers of Ascension Health Ventures III, LLC. Mr. Mills received his A.B. in Chemistry, cum laude, from Princeton University, his S.M. in Chemistry from the Massachusetts Institute of Technology and his M.S. in Management from MIT’s Sloan School of Management. Except as noted above, Mr. Mills has not served on any other public company boards in the past five years.

DAYTON MISFELDT joined the Board of Directors in May 2013. Mr. Misfeldt is an Investment Partner at Bay City Capital LLC, a leading, global life sciences investment firm, and focuses on biopharmaceutical investment opportunities. Prior to joining Bay City Capital in May 2000, Mr. Misfeldt was a Vice President at Roth Capital Partners where he worked as a sell-side analyst covering the biopharmaceutical industry. Mr. Misfeldt has also worked as a Project Manager at LifeScience Economics. Mr. Misfeldt received a B.A. in Economics from the University of California, San Diego. Mr. Misfeldt currently serves on the Board of Directors of Sunesis Pharmaceuticals, Inc, a publicly traded biopharmaceutical company and several private company boards. Our Board of Directors has concluded that Mr. Misfeldt should serve as a director because he has financial expertise and strong understanding of the biotechnology industry, which the Board believes makes him an important resource for the Board as it assesses both financial and strategic decisions. Except as noted above, Mr. Misfeldt has not served on any other public company boards in the past five years.

Procedures by which Stockholders may Nominate Directors

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Audit Committee and Financial Experts

Our Audit Committee currently consists of Lionel Carnot, Joseph M. Landstra and William C. Mills III (Chair). Our Audit Committee met five times during the fiscal year ended December 31, 2013. Our Audit Committee is responsible for retaining and overseeing our independent accountants, approving the services performed by them and reviewing our annual financial statements, accounting policies and our system of internal controls. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and the NYSE Amex, as such standards apply specifically to members of audit committees. The Board of Directors has determined that Mr. Mills is an “audit committee financial expert” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. A copy of the Audit Committee’s written charter is publicly available on the “Investors-Corporate Governance-Committees” section of our website at www.ilgenetics.com.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act during or with respect to the year ended December 31, 2013 were filed on a timely basis.

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation awarded or paid to, accrued or earned during the fiscal years ended December 31, 2013 and 2012 by our Chief Executive Officer, our Chief Financial Officer and our Chief Marketing Officer (there were no other executive officers employed by us as of December 31, 2012). We refer to these individuals as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Kenneth S. Kornman	2013	$360,000	$—	$—	$854,775	$—	$—	$3,296	$1,218,071
Chief Executive Officer, President and Chief Scientific Officer	2012	$360,000	$—	$—	$102,000	$—	$—	$3,296	$465,296
Eliot M. Lurier	2013	$252,539	$—	$—	$284,925	$—	$—	$1,500	$538,964
Chief Financial Officer	2012	$250,000	$—	$—	$68,000	$—	$—	$1,500	$319,500
Scott Snyder (4)	2013	$257,865	$—	$—	$314,433	$—	$—	$33,294	$605,592
Chief Marketing Officer

(1)	See Note 11 to our Financial Statements for our fiscal year ended December 31, 2013 for details as to the assumptions used to determine the fair value of the stock awards and option grants.
(2)	Amounts represent the grant date fair value of stock awards and option grants. The 2012 and 2013 option award amounts for Dr. Kornman consists of the grant date fair value of options for 300,000 and 2,250,000 shares granted in December 2012 and October 2013, respectively. The 2012 and 2013 option award amounts for Mr. Lurier consists of the grant date fair value of options for 200,000 and 750,000 shares granted in December 2012 and October 2013, respectively. The 2013 option award amount for Mr. Snyder consists of the grant date fair value of options for 200,000 and 675,000 shares granted in January 2013 and October 2013, respectively.
(3)	Dr. Kornman received reimbursement of $3,296 for life insurance in 2012 and 2013. Mr. Lurier received a $1,500 401K company contribution in 2012 and Mr. Lurier and Mr. Snyder each received a $1,500 401K company contribution in 2013. Mr. Snyder received $31,794 in reimbursed travel per the terms of his employment agreement in 2013.
(4)	Mr. Snyder began working for us in January 2013.

Narrative Disclosure to Summary Compensation Table

The compensation paid to our named executive officers in 2012and 2013 summarized in our Summary Compensation Table above is generally determined in accordance with employment agreements that we have entered into with each of our Named Executive Officers. The material terms of these agreements are discussed under the caption “Employment Agreements” below.

Outstanding Equity Awards at Fiscal Year-End

The following table shows stock option awards outstanding (vested and unvested) and unvested stock awards outstanding as of December 31, 2013, including both awards subject to performance conditions and non-performance-based awards, for each of the executive officers in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Kenneth S. Kornman	30,000	—	—	$3.65	12/14/2014	—	—	—	—
	25,000	—	—	$1.40	4/2/2018	—	—	—	—
	75,000	—	—	$0.48	11/12/2018	—	—	—	—
	18,000	12,000	—	$0.745	4/06/2020	—	—	—	—
	50,000	50,000	—	$0.46	5/06/2021	—	—	—	—
	75,000	225,000	—	$0.34	12/21/2022	—	—	—	—
	—	2,250,000	—	$0.3799	10/22/2023	—	—	—	—

Eliot M. Lurier	40,000	—	—	$1.49	4/30/2018	—	—	—	—
	24,000	6,000	—	$0.27	3/13/2019	—	—	—	—
	36,000	24,000	—	$0.745	4/6/2020	—	—	—	—
	50,000	50,000	—	$0.36	3/23/2021	—	—	—	—
	50,000	150,000	—	$0.34	12/21/2022	—	—	—	—
	—	750,000	—	$0.3799	10/22/2023	—	—	—	—

Scott Snyder	—	200,000	—	$0.29	1/2/2023	—	—	—	—
	—	675,000	—	$0.3799	10/22/2023	—	—	—	—

Employment Agreements

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

In October 2013, Dr. Kornman was granted an option to purchase 2,250,000 shares of our common stock. This option has an exercise price of $0.3799, the fair value of our common stock on the grant date of the option, and will vest as to ¼ of the shares on the first anniversary of the grant date, and as to 1/36 of the remaining shares at the end of each month thereafter beginning on October 31, 2014.

Eliot M. Lurier

On April 30, 2008, we entered into an employment agreement with Eliot M. Lurier for the position of Chief Financial Officer. The agreement has an initial term of one year and is automatically renewable for successive one year periods unless at least 60 days prior notice is given by either us or Mr. Lurier. The agreement provides for an initial annual base salary of $217,000 which may be increased in the sole discretion of the Compensation Committee of our Board. Mr. Lurier’s current base salary is $265,000. Under the agreement, Mr. Lurier is entitled to annual discretionary bonuses of up to 30% of his base salary in effect during the year for which the bonus relates. Bonuses will be determined by the Compensation Committee of the Board of Directors upon the suggestion of the Chief Executive Officer and will be based upon the employee’s performance and the overall performance of the Company for the year. Mr. Lurier also received a signing bonus of $15,000 after his first four months of employment. On April 30, 2008, Mr. Lurier was granted an option to purchase 40,000 shares of our common stock at an exercise price equal to $1.49, which was the closing price as reported on the NYSE Amex on the grant date. The option vests in equal annual installments of 8,000 shares on each of the first five anniversaries of the grant date.

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

In October 2013, Mr. Lurier was granted an option to purchase 750,000 shares of our common stock. This option has an exercise price of $0.3799, the fair value of our common stock on the grant date of the option, and will vest as to ¼ of the shares on the first anniversary of the grant date, and as to 1/36 of the remaining shares at the end of each month thereafter beginning on October 31, 2014.

Scott Snyder

On December 26, 2012, we entered into an employment agreement with Scott Snyder for the position of Chief Marketing Officer beginning on January 2, 2013. The agreement provides for a minimum annual base salary of $265,000, and for 2013 and 2014 he is eligible for a bonus pursuant to the Bonus Plan as described below under “-Executive Bonus Plan.” For 2015 and any subsequent year in which he is employed, he is eligible for a bonus of up to 30% of his base salary, based on factors such as evaluation of individual performance, our financial performance, economic conditions generally, and the policy terms applicable to such bonus. Mr. Snyder is entitled to a maximum of $34,000 in expense reimbursement in calendar year 2013, and an additional $16,000 for the six months ending June 30, 2014, for travel and housing expenses from his residence to Interleukin’s offices. On July 23, 2013, the Compensation Committee agreed to amend Mr. Snyder’s employment agreement and increase the aggregate amount of travel and lodging expenses that may be reimbursed to an aggregate of $60,000. Upon hire, Mr. Snyder was granted an option to purchase 200,000 shares of our common stock at an exercise price of $0.29 on January 2, 3013, the grant date of the option. The option vests in three installments of 50,000, 66,000 and 84,000 shares on each of the first three anniversaries of the grant date.

Mr. Snyder’s agreement is terminable at will by us or Mr. Snyder. If we terminate Mr. Snyder without cause, then we will pay Mr. Snyder, in addition to any accrued, but unpaid compensation prior to termination, an amount equal to six months of his base salary in effect at the time of the termination.

In October 2013, Mr. Snyder was granted an option to purchase 675,000 shares of our common stock. This option has an exercise price of $0.3799, the fair value of our common stock on the grant date of the option, and will vest as to ¼ of the shares on the first anniversary of the grant date, and as to 1/36 of the remaining shares at the end of each month thereafter beginning on October 31, 2014.

Bonus Plan

On December 21, 2012, the Compensation Committee approved a Bonus Plan (the “Bonus Plan”) for our executives. Under the terms of the Bonus Plan:

1.	Executives were not entitled to a non-discretionary bonus for the year ending December 31, 2013.

2.	Provided the Company meets certain earnings and revenue targets for the six months ending June 30, 2014 and Executive is employed by the Company as of June 30, 2014, Executive shall receive a bonus equal to 30% of such Executive’s base salary.

3.	Provided the Company meets certain earnings and revenue targets for the year ending December 31, 2014 and Executive is employed by the Company as of December 31, 2014, Executive shall receive a bonus equal to 15% of such Executive’s base salary.

On February 26, 2014, the Compensation Committee approved an Employee Bonus Plan (the “Employee Bonus Plan”) that replaces the Bonus Plan approved on December 21, 2012. Under the Employee Bonus Plan, bonuses may be awarded upon the achievement of corporate goals, however, the Compensation Committee has absolute discretion as to whether bonuses will be awarded and the size of any bonus, notwithstanding whether any such corporate goals are met or not.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2013 to William C. Mills III. No other director was paid or accrued compensation during the fiscal year ended December 31, 2013.

Name (a)	Fiscal Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
William C. Mills III (1)	2013	$39,375	—	—	—	$39,375

(1)	The following table shows the total number of outstanding and vested stock options, and shares of outstanding and restricted common stock as of December 31, 2013, the last day of our fiscal year, that have been issued as director compensation.

Name	# of Stock Options Outstanding	# of Stock Options Vested	Shares of Common Stock Restricted
William C. Mills III	100,000	11,250	—

On April 29, 2010, our Board of Directors adopted the following policy for compensation of non-employee directors:

•	for service as a director, an annual retainer of $20,000;

•	for service as the chair of a committee, an annual retainer of $7,500;

•	for service as a non-chair member of a committee, an annual retainer of $5,000;

•	for each Board or committee meeting attended in person, by teleconference or by video, $1,500; and

•	upon initial election or appointment to the Board, a grant of an option to purchase 15,000 shares of our common stock at an exercise price equal to the closing price of the common stock on the date of grant, with such option to vest in four equal annual installments on each of the first four anniversaries of the grant date.

Directors who are designated by Pyxis and BCC pursuant to the terms of the Purchase Agreement, as amended, are not eligible to receive the foregoing compensation. All of our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending Board and committee meetings.

In addition, on March 31, 2014, James M. Weaver, our former Chairman of the Board, was re-elected as a director and was also re-appointed as Chairman of the Board. Mr. Weaver formerly served as a representative of Pyxis on the Board, but left Alticor to pursue other interests, and resigned from our Board effective March 11, 2014. Pursuant to the terms of an Offer Letter entered into between Mr. Weaver and the Company, Mr. Weaver will receive in consideration for his service as Chairman of the Board an annual retainer of $50,000 payable in arrears in quarterly installments of $12,500 on the last day of each calendar quarter and prorated for any partial quarter. Mr. Weaver also received a non-qualified stock option to purchase 125,000 shares of our common stock, at an exercise price equal to $0.35 (the closing price of the common stock on March 31, 2014), such option to vest as to 1/3 of the shares on March 31, 2015 and as to 1/24 of the remaining shares at the end of each month beginning on April 30, 2015. In addition, Mr. Weaver is entitled to be compensated in accordance with the policy for compensation of non-employee directors as set forth above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2014 for (a) the executive officers named in the Summary Compensation Table of this proxy statement, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group, and (d) each stockholder known to us to beneficially own more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares that may be acquired by an individual or group within 60 days following March 31, 2014 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as otherwise indicated, we believe that the stockholders named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage ownership is based on a total of 122,481,674 shares of our common stock issued and outstanding on March 31, 2014.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent
Five Percent Stockholders
Pyxis Innovations Inc. (2)	37,565,478	30.7%
7575 Fulton Street, East Ada, MI 49355
Bay City Capital LLC (3) 750 Battery Street Suite 400	36,001,285	26.1%
San Francisco, CA 94111
Growth Equity Opportunities Fund III LLC (4) 1954 Greenspring Drive Suite 600	27,000,964	20.1%
Timonium, MD 21093
Delta Dental Plan of Michigan, Inc. (5) 4100 Okemos Road	10,928,961	8.9%
Okemos, MI 48864
Merlin Nexus IV LP (6) 424 West 33rd Street Suite 330	9,000,322	7.1%
New York, NY 10001
Directors and Executive Officers
Kenneth S. Kornman, DDS, Ph.D. (7)	1,398,619	1.1%
Eliot M. Lurier (8)	277,145	*
Scott Snyder (9)	85,230	*
James M. Weaver	—	—
Lionel Carnot (10)	36,001,285	26.1%
Roger C. Colman (11)	—	—
Joseph M. Landstra (11)	—	—
William C. Mills, III (12)	15,000	*
Dayton Misfeldt (10)	36,001,285	26.1%
All current executive officers and directors as a Group (9 persons) (13)	37,777,279	27.3%

*	Represents less than 1% of the issued and outstanding shares.
(1)	Unless otherwise indicated, the address for each person is our address at 135 Beaver Street, Waltham, MA 02452.
(2)	Based on a Schedule 13D/A filed on May 31, 2013 with the SEC by Pyxis Innovations Inc. (“Pyxis”) and affiliated entities. Pyxis is a wholly-owned subsidiary of Alticor Inc. Alticor Inc. is a wholly-owned subsidiary of Solstice Holdings Inc. Solstice Holdings Inc. is a wholly-owned subsidiary of Alticor Global Holdings Inc. Pyxis reports sole voting and dispositive power over the shares, however, Alticor Inc., Solstice Holdings Inc., and Alticor Global Holdings Inc. have the power to direct the voting and disposition of these securities held by Pyxis by virtue of their direct or indirect control of Pyxis.

(3)	Based on a Schedule 13D filed on May 22, 2013 with the SEC by Bay City Capital LLC (“BCC”) and affiliated entities. BCC is the manager of Bay City Capital Management V LLC (“Management V”), which is the general partner of Bay City Capital Fund V, L.P (“Fund V”), and Bay City Capital Fund V Co-Investment Fund, L.P. (“Co-Investment V”). BCC is also an advisor to Fund V and Co-Investment V. The shares consist of (i) 20,187,464 shares of common stock and 15,140,598 shares of common stock issuable upon the exercise of warrants held by Fund V, and (ii) 384,699 shares of common stock and 288,524 shares of common stock issuable upon the exercise of warrants held by Co-Investment V. Does not include (i) up to 8,411,443 shares of common stock and warrants to purchase up to 6,308,582 shares of common stock that may be purchased by Fund V, and (ii) up to 160,291 shares of common stock and warrants to purchase up to 120,218 shares of common stock that may be purchased by Co-Investment V pursuant to the Common Stock Purchase Agreement, dated May 17, 2013, by and among Interleukin and the Purchasers on Schedule I thereto (the “Purchase Agreement”), for a purchase price of $0.2745 per share.
(4)	Based on a Schedule 13D filed on May 24, 2013 with the SEC by Growth Equity Opportunities Fund III, LLC (“GEOF”) and affiliates. The shares consist of 15,429,122 shares of common stock and 11,571,842 shares of common stock issuable upon the exercise of warrants held by GEOF. Does not include up to 6,428,801 shares of common stock and warrants to purchase up to 4,821,601 shares of common stock that may be purchased by GEOF, pursuant to the Purchase Agreement for a purchase price of $0.2745 per share.
(5)	Based on a Schedule 13D/A filed on April 3, 2014 with the SEC by Delta Dental Plan of Michigan, Inc.
(6)	Based on a Schedule 13G/A filed on January 22, 2014 with the SEC by Merlin BioMed Private Equity Advisors, LLC. The shares consist of 5,143,041 shares of common stock and 3,857,281 shares of common stock issuable upon the exercise of warrants held by Merlin Nexus IV, LP (“Merlin Nexus”). Does not include up to 2,142,935 shares of common stock and warrants to purchase up to 1,607,201 shares of common stock that may be purchased by Merlin Nexus, pursuant to the Purchase Agreement for a purchase price of $0.2745 per share.
(7)	Consists of (i) 195,896 shares of common stock held by Dr. Kornman, (ii) 898,723 shares of common stock held by a limited partnership of which Dr. Kornman is a general partner and (iii) 304,000 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of March 31, 2014. Dr. Kornman disclaims beneficial ownership of the shares held by the limited partnership, except to the extent of his pecuniary interest therein.
(8)	Consists of (i) 34,145 shares of common stock held by Mr. Lurier and (ii) 243,000 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of March 31, 2014.
(9)	Consists of (i) 35,230 shares of common stock held by Mr. Snyder and (ii) 50,000 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of March 31, 2014.
(10)	Appointed to the Board of Directors as a designee of BCC pursuant to the terms of the Purchase Agreement. Includes the shares of our common stock and shares of common stock issuable upon the exercise of warrants outstanding detailed in Note (3) above held by the entities affiliated with BCC. The voting and dispositive decisions with respect to the shares held by Fund V and Co-Investment V are made by members of the investment committee of its general partner, Management V. Messrs. Carnot and Misfeldt serve on this investment committee. Each disclaims beneficial ownership of such shares, except to the extent of his actual pecuniary interest therein.
(11)	Appointed to the Board of Directors as a designee of Pyxis pursuant to the terms of the Purchase Agreement. We have been advised that this director does not, directly or indirectly, have voting or dispositive power over the shares of stock held by Pyxis.
(12)	Consists of 15,000 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of March 31, 2014.
(13)	See Notes 7 through 12 above.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,884,050	$0.43	5,337,587
Equity compensation plans not approved by security holders	—	—	—
Total	5,884,050	$0.43	5,337,587

(1)	These plans consist of our 2000 Employee Stock Compensation Plan (the “2000 Plan”), our 2004 Employee, Director and Consultant Stock Plan (the “2004 Plan”), our 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”) and our 2012 Employee Stock Purchase Plan (the “2012 ESPP”). The number of shares set forth in column (a) consists of shares subject to outstanding options under the 2000 Plan, the 2004 Plan and the 2013 Plan as of December 31, 2013. The number of shares set forth in column (c) consists of 4,698,700 shares remaining available for issuance under the 2013 Plan and 638,887 shares remaining available for issuance under the 2012 ESPP as of December 31, 2013.

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

The following is a description of arrangements that we have entered into with related persons since January 1, 2012. We believe that the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

On August 17, 2006, we entered into a stock purchase agreement and further amended the note purchase agreement with Pyxis Innovations Inc., dated October 23, 2002, to, among other things, provide for the establishment of a $14.3 million convertible credit facility with Pyxis. Pyxis is our majority stockholder and a wholly-owned subsidiary of Alticor Inc. On June 10, 2008, we drew down $4.0 million under the convertible credit facility, leaving $10.3 million of available credit, and issued a convertible promissory note to Pyxis in that amount. In 2009, we drew down $3.0 million under this credit facility, leaving $7.3 million of remaining availability. In 2010, we drew down an additional $2.0 million under the credit facility leaving $3.3 million of remaining availability. In 2011, we drew down an additional $2.0 million and in 2012 we drew $1.3 million of remaining availability. There was no remaining availability to borrow under the credit facility and the aggregate principal amount of $14,316,255, plus interest, was due and payable in full on March 31, 2014. Pyxis had the right to convert the principal amount into shares of common stock at a conversion price equal to $5.68 per share, and immediately prior to the closing of the Private Placement in May 2013, Pyxis converted all of the principal amount outstanding into 2,521,222 shares of our common stock.

On October 26, 2009, we entered into a Merchant Network and Channel Partner Agreement with Amway Corp. d/b/a Amway Global, a subsidiary of Alticor. Pursuant to this Agreement, Amway Global sells our Inherent Health brand of genetic tests through its e-commerce Web site via a hyperlink to our e-commerce site. Amway Global receives a commission equal to a percentage of net sales received by us from Amway Global customers. The agreement has an initial term of 12 months and is automatically renewable for successive 12-month terms. The agreement may be terminated by either party upon 120 days written notice. As of the date of this prospectus, we have paid Amway Global approximately $2.5 million in commissions under this agreement, including $726,000 in 2012 and $367,000 in 2013.

Beginning in September 2012 and again in 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor, placed purchase orders for our Weight Management genetic test kits, including our processing of the tests, totaling approximately $3.3 million. The kits are included as part of a promotional bundle of products that Amway is now selling to their Individual Business Owners (IBOs) pursuant to programs in 2013 and 2014. Of the $3.3 million in orders $1.8 million was received in 2013 for the 2014 program and $1.5 million for the 2013 program. The 2013 program was amended by ABG so that it would not expire at December 31, 2013. Rather than having all program kits expire at December 31, 2013, cash received from the orders will remain in deferred revenue until the tests are returned and processed.

On September 21, 2012, we entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Pyxis. Pursuant to the License Agreement, we have granted ABGI and its affiliates a non-exclusive license to use the technology related to our Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa (the “Territories”). ABGI, or a laboratory designated by ABGI or an affiliate of ABGI, will be responsible for processing the tests, and we will receive a royalty for each test sold, which royalty will increase if certain pending patent applications are issued. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement. Thereafter, the term will automatically renew for additional one-year periods unless at least 60 days prior notice is delivered by either party. To date, we have been paid $198,960 under this agreement, all being received in 2013.

In connection with the execution of the License Agreement, we and ABGI also entered into a Professional Services Agreement (the “PSA”) pursuant to which we have agreed to provide services to ABGI in connection with its sale and processing of the tests within the Territories. Services will be provided pursuant to a statement of work to be entered into from time to time between the parties. Such statements of work will also specify the fees to be paid by ABGI to us for such services. The PSA has no set term and may be terminated by either party, subject to certain conditions. As of the date of this prospectus, we have been paid $5,250 under this agreement, all being received in 2013.

On June 29, 2012, we entered into an agreement with Pyxis to exchange the 5,000,000 shares of Series A Convertible Preferred Stock then held by Pyxis for 5,000,000 shares of newly designated Series A-1 Preferred Stock. Concurrently therewith, we completed a financing with DDMI pursuant to which DDMI purchased 500,000 shares of Series B Preferred Stock for gross proceeds of $3,000,000. The rights, preferences and privileges of the Series A-1 Preferred Stock and the Series B Preferred Stock were set forth in a certificate of designations, preferences and rights filed with the Delaware Secretary of State on June 29, 2012. Each share of Series A-1 Preferred Stock and Series B Preferred Stock was convertible at the option of the holder into such number of fully paid and nonassessable shares of common stock determined by dividing the applicable original purchase price by the Series A-1 Conversion Price ($0.3196) or the Series B Conversion Price ($0.2745), as applicable. Immediately prior to the closing of the Private Placement: (i) Pyxis converted all 5,000,000 outstanding shares of Series A-1 Preferred Stock into 28,160,200 shares of our common stock and (ii) DDMI converted all 500,000 outstanding shares of Series B Preferred Stock into 10,928,961 shares of our common stock.

We have also entered into an agreement with Pyxis containing certain terms for allocating opportunities as permitted under Section 122(17) of the Delaware General Corporation Law. This agreement regulates and defines the conduct of certain of our affairs as they may involve this stockholder and its affiliates, and the powers, rights, duties and liabilities of us and our officers and directors in connection with corporate opportunities. Except under certain circumstances, Pyxis and its affiliates have the right to engage in the same or similar activities or lines of business or have an interest in the same classes or categories of corporate opportunities as we do. If Pyxis, its affiliates, or one of our directors appointed by Pyxis acquire knowledge of a potential transaction or matter that may be a corporate opportunity for both Pyxis and its affiliates and us, to the fullest extent permitted by law, Pyxis and its affiliates will not have a duty to inform us about the corporate opportunity or be liable to us or to our stockholders for breach of any fiduciary duty as a stockholder of ours for not informing us of the corporate opportunity, keeping it for its own account, or referring it to another person. Additionally, except under limited circumstances, if an officer or employee of Pyxis who is also one of our directors is offered a corporate opportunity, such opportunity shall not belong to us. In addition, we agreed that such director will have satisfied his duties to us and not be liable to us or to you in connection with such opportunity. The terms of this agreement will terminate on the date that no person who is a director, officer or employee of ours is also a director, officer, or employee of Pyxis.

On February 25, 2013, we entered into a Preferred Participation Agreement with Renaissance Health Service Corporation (an affiliate of DDMI), for itself and on behalf of certain of its affiliates and subsidiaries, which was amended and restated on November 1, 2013. Pursuant to this agreement, affiliates of RHSC have agreed to reimburse us a fixed price for each PerioPredict™ genetic test that we process for a customer of affiliates of RHSC. In addition, if during the term of the agreement we offer the PerioPredict™ test to any other person or party for a lower price, such lower price shall then be applicable to tests processed for a customer of such affiliates of RHSC for the remainder of the term of the agreement. RHSC and its affiliates will continue to receive the preferred pricing (or any lower market price during the term) only for so long as affiliates of RHSC continue to: (a) work to develop and to offer dental plans for which a significant portion of employees of RHSC’s affiliates’ customers are eligible that provide for use of the PerioPredict™ test and reimbursement of the test at the agreed upon price (such plans, hereinafter referred to as “Reimbursed Dental Plans”); and (b) exercise their commercially-reasonable best efforts to maximize the number of customers that offer a Reimbursed Dental Plan. This agreement has a term of three years beginning on February 25, 2013, but may be terminated earlier (1) upon the mutual written agreement of us and RHSC, (2) if either party becomes the subject of bankruptcy, insolvency, liquidation or other similar proceedings, or (3) in the event of an uncured breach of the Agreement by either party.

On May 17, 2013, we closed the Private Placement, pursuant to which we sold to various accredited investors an aggregate of 43,715,847 shares of our common stock at a price of $0.2745 per share for gross proceeds of $12,000,000. The investors also received Warrants to purchase up to an aggregate of 32,786,885 shares of common stock an exercise price of $0.2745 per share. The Warrants were exercisable as to 63% of the shares immediately and the remaining 37% of the shares became exercisable on August 9, 2013. The Warrants have a term of seven years from the date they became exercisable.

In addition, each investor in the Private Placement has the right, at any time and from time to time on or before June 30, 2014 (the “Expiration Date”), to purchase at one or more subsequent closings its pro rata share of up to an aggregate of $5,000,000 of additional shares of common stock and warrants on the same terms and conditions as those set forth above (the “Additional Investment”). If, prior to the Expiration Date, investors have not purchased their entire pro rata share of the Additional Investment, investors who have purchased their entire pro rata share of the Additional Investment, will be entitled to purchase the unsold portion of the Additional Investment. The following beneficial owners of more than 5% of our securities participated in the Private Placement:

	Initial Closing			Pro Rata Share of Additional Investment
Purchaser	Shares	Warrant Shares	Purchase Price	Shares	Warrant Shares	Purchase Price
Bay City Capital Fund V, L.P.	20,187,464	15,140,598	$5,541,458.87	8,411,443	6,308,582	$2,308,941.10

Bay City Capital Fund V Co-Investment Fund, L.P.	384,699	288,524	$105,599.88	160,291	120,218	$43,999.88

Growth Equity Opportunities Fund III, LLC	15,429,122	11,571,842	$4,235,293.99	6,428,801	4,821,601	$1,764,705.87

Merlin Nexus IV, LP	5,143,041	3,857,281	$1,411,764.75	2,142,935	1,607,201	$588,235.66

On May 17, 2013, we also entered into a Registration Rights Agreement with the investors in the Private Placement, Pyxis, DDMI and BTIG LLC (the placement agent in the Private Placement), pursuant to which we are required to file a registration statement on Form S-1 within 45 days of May 17, 2013 to cover the resale of (i) the shares sold in the Private Placement and the shares of common stock underlying the warrants issued in the Private Placement, (ii) the shares of common stock issued to Pyxis upon conversion of the Series A-1 Preferred Stock and the outstanding debt, (iii) the shares of common stock issued to DDMI upon the conversion of the Series B Preferred Stock, and (iv) the shares of Common Stock underlying warrants issued to BTIG LLC as placement agent compensation. In addition, within 45 days following the Expiration Date, we will be required to file a registration statement to cover the resale of (i) any shares of common stock sold to the investors pursuant to the Additional Investment and the shares of common stock underlying any warrants issued pursuant to the Additional Investment, and (ii) shares of common stock underlying any additional warrants issued to BTIG LLC as placement agent compensation in connection with the Additional Investment. The failure on the part of Interleukin to satisfy certain deadlines described in the Registration Rights Agreement may subject us to payment of certain monetary penalties.

Director Independence

Our Board of Directors has determined that the following members qualify as independent directors under the definition promulgated by The NASDAQ Stock Market LLC (“NASDAQ”): Lionel Carnot, Roger C. Colman, Joseph M. Landstra, William C. Mills III, and Dayton Misfeldt.

Item 14. Principal Accountant Fees and Services

INDEPENDENT PUBLIC ACCOUNTANT

Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Grant Thornton, LLP, our independent public accountant, for the audit of our annual financial statements for the years ended December 31, 2012 and December 31, 2013 and fees billed for other services rendered by Grant Thornton LLP during those periods.

	2012	2013
Audit fees(1)	$155,742	$193,781
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$155,742	$193,781

(1)	Audit fees consist of fees for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in the quarterly reports.

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

Equity Compensation Plans
10.4.1@	2000 Employee Stock Compensation Plan for the Company (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.4.2@	Form of Nonqualified Stock Option Agreement under the 2000 Employee Stock Compensation Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.4.3@	Form of Incentive Stock Option Agreement under the 2000 Employee Stock Compensation Plan (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.5.1@	Interleukin Genetics, Inc. 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on April 29, 2011)
10.5.2@	Form of Nonqualified Stock Option Agreement under the 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Exhibit 10.5.1 of the Company’s Annual Report on Form 10-K filed March 25, 2010)
10.5.3@	Form of Incentive Stock Option Agreement under the 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Exhibit 10.5.2 of the Company’s Annual Report on Form 10-K filed March 25, 2010)
10.6.1@	2013 Employee, Director and Consultant Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 13, 2013)
10.6.2@	Form of Nonqualified Stock Option Agreement under the 2013 Employee, Director and Consultant Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6.2 of the Company’s Annual Report on Form 10-K filed on March 20, 2014)
10.6.3@

Form of Incentive Stock Option Agreement under the 2013 Employee, Director and Consultant Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6.3 of the Company’s Annual Report on Form 10-K filed on March 20, 2014)

Exhibit No.	Identification of Exhibit
Agreements with Executive Officers and Directors
10.7.1@	Employment Agreement dated November 12, 2008 between the Company and Kenneth S. Kornman (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008)
10.7.2	First Amendment, effective as of March 31, 2012, to the Employment Agreement, dated as of November 12, 2008, by and between Interleukin Genetics, Inc. and Kenneth S. Kornman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 26, 2012)
10.7.3	Second Amendment, dated November 29, 2012, to the Employment Agreement, dated as of November 12, 2008, by and between Interleukin Genetics, Inc. and Kenneth S. Kornman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 30, 2012)
10.8@	Employment Agreement dated April 30, 2008 between the Company and Eliot M. Lurier (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2008)
10.9@	Form of Director Indemnity Agreement dated March 5, 2003 (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.10@	Director Compensation Policy dated April 29, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2010)
10.11@	Employment Agreement dated December 26, 2012 between the Company and Scott Snyder (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed March 28, 2013)

Agreements with respect to Financings and Rights of Stockholders
10.12.1	Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated March 5, 2003 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.12.2	Amendment No. 1 to Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated May 20, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 30, 2003)
10.12.3	Second Amendment to Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated February 28, 2005 (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed on April 26, 2005)
10.12.4	Third Amendment, dated June 29, 2012, to the Stock Purchase Agreement, dated March 3, 2003, between Interleukin and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on July 2, 2012)
10.13	Stock Purchase Agreement Between the Company and Pyxis Innovations Inc. dated August 17, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed on October 31, 2006)
10.14	Stock Purchase Agreement, dated June 29, between Interleukin and Delta Dental Plan of Michigan, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on July 2, 2012)
10.15	Common Stock Purchase Agreement, dated May 17, 2013, by and among Interleukin and the Investors in the May 2013 Private Placement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 20, 2013)
10.16	Registration Rights Agreement, dated May 17, 2013, by and among Interleukin and the Investors in the May 2013 Private Placement, Pyxis Innovations Inc., Delta Dental Plan of Michigan, Inc. and BTIG, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 20, 2013)
10.17	Voting Agreement and Irrevocable Proxy, dated May 17, 2013, between Interleukin and Pyxis Innovations Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 20, 2013)

Exhibit No.	Identification of Exhibit
Agreements with respect to Collaborations, Licenses and Research and Development
10.18.1	Exclusive License Agreement between the Company and Access Business Group dated March 5, 2003 (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.18.2	First Amendment to License Agreement by and between the Company and Access Business Group International, LLC, dated September 1, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008)
10.19	Merchant Network and Channel Partner Agreement dated October 26, 2009 by and between the Company and Amway Corp. (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on March 25, 2010)
10.20+	License Agreement, dated September 21, 2012, between Access Business Group International LLC and Interleukin Genetics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012)
10.21	Professional Services Agreement, dated September 21, 2012, between Access Business Group International LLC and Interleukin Genetics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012)
10.22+	Amended and Restated Preferred Participation Agreement, dated November 1, 2013, by and between Interleukin Genetics, Inc. and Renaissance Health Service Corporation and on behalf of its affiliates (incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed on March 20, 2014)

Consents, Certifications and Other Exhibits
23.1	Consent of Grant Thornton LLP (incorporated herein by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K filed on March 20, 2014)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K filed on March 20, 2014)
31.1.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K filed on March 20, 2014)
31.2.1*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K filed on March 20, 2014)
101	The following materials from Interleukin Genetics Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Deficit, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements. (incorporated herein by reference to Exhibit 101 of the Company’s Annual Report on Form 10-K filed on March 20, 2014)

*	Filed herewith.
+	The Securities and Exchange Commission with respect to certain portions of this exhibit has previously granted confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.
@	Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLEUKIN GENETICS, INC.
By:	/s/ Kenneth S. Kornman
Kenneth S. Kornman Chief Executive Officer

Date: April 30, 2014

