Form 10-Q
period 2014-03-31
INTERLEUKIN GENETICS INC
filed 2014-05-14
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock, par value $0.001 per share	122,516,317

1

INTERLEUKIN GENETICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2014

Smaller Reporting Company – Scaled Disclosure

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies”.

PART I —FINANCIAL INFORMATION

Item 1.      Financial Statements

INTERLEUKIN GENETICS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,713,977	$7,542,281
Accounts receivable from related party	57,167	534,703
Trade accounts receivable	17,314	8,817
Inventory	207,768	190,424
Prepaid expenses	683,523	676,358
Total current assets	6,679,749	8,952,583
Fixed assets, net	848,252	844,606
Intangible assets, net	266,340	289,865
Other assets	38,001	38,001
Total assets	$7,832,342	$10,125,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$373,156	$835,439
Accrued expenses	224,705	252,953
Deferred revenue	3,513,668	3,783,441
Total current liabilities	4,111,529	4,871,833

Commitments and contingencies (Note 6)

Stockholders’ equity:

Common stock, $0.001 par value — 300,000,000 shares authorized; 122,481,674 and 122,448,707 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	122,482	122,449
Additional paid-in capital	120,017,448	119,885,371
Accumulated deficit	(116,419,117)	(114,754,598)
Total stockholders’ equity	3,720,813	5,253,222
Total liabilities and stockholders’ equity	$7,832,342	$10,125,055

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Genetic testing	$420,333	$483,363
Other	67,233	4,030
Total revenue	487,566	487,393
Cost of revenue	394,771	383,571
Gross profit	92,795	103,822
Operating expenses:
Research and development	209,176	160,380
Selling, general and administrative	1,526,606	1,002,172
Amortization of intangibles	23,525	28,863
Total operating expenses	1,759,307	1,191,415
Loss from operations	(1,666,512)	(1,087,593)
Other income (expense):
Interest income	1,993	739
Interest expense	—	(114,726)
Total other income (expense)	1,993	(113,987)
Loss before income taxes	(1,664,519)	(1,201,580)
Benefit for income taxes	—	—
Net loss	$(1,664,519)	$(1,201,580)

Basic and diluted net loss per common share	$(0.01)	$(0.03)
Weighted average common shares outstanding, basic and diluted	122,481,674	36,775,504

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three Months Ended March 31, 2014 and 2013

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2012	5,500,000	$5,500	36,761,864	$36,762	$94,030,603	$(107,696,665)	$(13,623,800)
Net loss	—	—	—	—	—	(1,201,580)	(1,201,580)
Common stock issued:
Exercise of employee stock options	—	—	2,000	2	518	—	520
Employee stock purchase plan	—	—	18,344	18	4,751	—	4,769
Stock-based compensation expense	—	—	—	—	30,689	—	30,689
Balance as of March 31, 2013	5,500,000	$5,500	36,782,208	$36,782	$94,066,561	$(108,898,245)	$(14,789,402)

Balance as of December 31, 2013	—	$—	122,448,707	$122,449	$119,885,371	$(114,754,598)	$5,253,222
Net loss	—	—	—	—	—	(1,664,519)	(1,664,519)
Common stock issued:
Employee stock purchase plan	—	—	32,967	33	9,857	—	9,890
Stock-based compensation expense	—	—	—	—	122,220	—	122,220
Balance as of March 31, 2014	—	—	122,481,674	$122,482	$120,017,448	$(116,419,117)	$3,720,813

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,664,519)	$(1,201,580)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	62,603	57,314
Stock-based compensation expense	122,220	30,689
Changes in operating assets and liabilities:
Receivable from related party	477,536	545,097
Trade accounts receivable	(8,497)	23,048
Inventory	(17,344)	41,758
Prepaid expenses and other current assets	(7,165)	(13,374)
Accounts payable	(462,283)	(75,630)
Accrued expenses	(28,248)	23,936
Deferred revenue	(269,773)	422,105
Net cash used in operating activities	(1,795,470)	(146,637)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(42,724)	(2,709)
Net cash used in investing activities	(42,724)	(2,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	9,890	4,769
Proceeds from exercise of employee stock options	—	520
Net cash provided by financing activities	9,890	5,289
Net decrease in cash and cash equivalents	(1,828,304)	(144,057)
Cash and cash equivalents, beginning of period	7,542,281	1,225,426
Cash and cash equivalents, end of period	$5,713,977	$1,081,369

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$117,276

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

(UNAUDITED)

Note 1—Basis of Presentation

Interleukin Genetics, Inc. (“the Company”) develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive or therapeutic measures. The Company’s principal operations and markets are located in the United States.

The accompanying condensed financial statements include the accounts of the Company as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013.

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements, which, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and Note 3 to our condensed financial statements contained herein.

Note 2—Operating Matters and Liquidity

The Company has experienced net operating losses since its inception through March 31, 2014. The Company had net losses of $1.7 million and $7.1 million for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, contributing to an accumulated deficit of $116.4 million as of March 31, 2014.

The Company continues to take steps to reduce genetic test processing costs. Cost savings are primarily achieved through test process improvements. Management believes that the current laboratory space is adequate to process high volumes of genetic tests.

As more fully discussed in Note 7 herein, on May 17, 2013, the Company entered into a Common Stock Purchase Agreement with various accredited investors, pursuant to which the Company sold an aggregate of 43,715,847 shares of its common stock in a private placement transaction, at a price of $0.2745 per share for gross proceeds of $12,000,000. The investors also received warrants to purchase up to an aggregate of 32,786,885 shares of common stock at an exercise price of $0.2745 per share. The warrants are exercisable as to 63% of the shares immediately and as to 37% of the shares following receipt of shareholder approval, which occurred on August 9, 2013, of an increase in the number of authorized shares of common stock from 150,000,000 to 300,000,000, and have a term of seven years from the date they became exercisable.

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

The Company’s financial statements have been prepared assuming that it will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company expects to incur additional losses in 2014 and, accordingly, is dependent on financings and potential revenue to fund its operations.

On February 25, 2013, as amended on November 1, 2013, the Company entered into a Preferred Participation Agreement with Renaissance Health Services Corporation (RHSC), for itself and on behalf of certain of its affiliates and subsidiaries. RHSC is an affiliate of eight Delta Dental member companies in their eight respective states. Pursuant to this agreement, affiliates of RHSC agreed to work to develop dental benefit plans that provided for use of the PerioPredict™ test and reimbursement of the test at an agreed upon price (each such plan, hereinafter referred to as a “Reimbursed Dental Plan”). RHSC has informed us that it has presented the scientific data underlying the Reimbursed Dental Plans to a number of customers and will make available Reimbursed Dental Plans as an alternative to a customer’s current plan for any customer that expresses an interest in such a plan. The timing of any revenues that we may receive under this agreement is dependent upon the timing of the offering of such plans, which timing is very uncertain at this time, and is contingent upon a number of factors, including RHSC’s affiliates’ ability to develop such plans and to develop a viable market for such plans. In addition, the Company has begun to contact other insurance companies and dental care providers on the use of PerioPredict™ in their dental care policies. The Company expects to have the cash resources necessary, for at least the next twelve months, to support the launch of the PerioPredict™ genetic test in dental offices in collaboration with RHSC’s affiliates and other potential partners.

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

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of March 31, 2014 and December 31, 2013, the Company had deferred genetic test revenue of $3.5 million and $3.8 million, respectively. Included in deferred revenue at March 31, 2014 is $582,000 in customer payments in excess of one year old.

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

Beginning in the fourth quarter of 2013, the Company began to recognize breakage revenue related to genetic test kits utilizing the remote method. Under the remote method, breakage revenue should be recognized when the likelihood of the customer exercising rights of redemption becomes remote. The term remote requires statistical analysis of customer redemption patterns for all tests sold and returned. The Company analyzed redemption patterns from 2009 through 2013. Included in genetic test revenue in the first quarter of 2014 is $64,497 of breakage revenue related to unredeemed genetic test kits from the first quarter of 2011. The Company will continue to recognize breakage revenue and the corresponding deferred cost of goods on a quarterly basis based on the historical analysis.

Sales Commission

On October 26, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor Inc. (Alticor). Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. The Company accounts for sales commissions due to Amway Global under the Merchant Network and Channel Partner Agreement in accordance with SEC Staff Accounting Bulletin (“SAB”) 104. Commissions are recorded as an expense at the time they become due which is at the point of sale. The cost of commissions was $42,000 and $142,000 for the quarters ended March 31, 2014 and 2013, respectively.

Accounts Receivable

Accounts receivable is stated at estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its commercial genetic test customers a 2% cash discount if payment is made by bank wire transfer within 10 days of the invoice date. No accounts receivable reserve is required at March 31, 2014 as all accounts receivable are expected to be collected.

Inventory

Inventory is carried at lower of cost (first-in, first-out method) or market and no inventory reserve is deemed necessary at March 31, 2014. As the Company does not manufacture any products, no overhead costs are included in inventory. When a kit is sold, the corresponding cost of the kit is recorded as cost of goods sold and removed from inventory. The Company has contracted with a fulfillment provider to supply its PerioPredict™ genetic tests kits to dental offices. The agreement with the provider provides that the vendor will purchase and fulfill all materials related to the genetic test kit and delivery with the Company’s approval. The Company pays for materials and fulfillment charges when the product is shipped. Any kit components remaining at the fulfillment center are reflected in inventory with a corresponding offset to accounts payable. At March 31, 2014 and December 31, 2013, $72,000 and $41,000, respectively, of raw materials are at the fulfillment center and reflected in inventory with a corresponding entry to accounts payable.

Inventory consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Raw materials	$199,083	$180,948
Finished goods	8,685	9,476
Total inventory, net	$207,768	$190,424

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

Significant management judgment is required in determining the Company’s provision (benefit) for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of approximately $28.8 million as of March 31, 2014, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

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

The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the year ended December 31, 2013 and the three months ended March 31, 2014. However, if the Company incurred interest and penalties they would be recorded in general and administrative expenses.

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

	As of March 31,
	2014	2013
Options outstanding	5,991,800	2,435,500
Warrants outstanding	37,269,125	2,187,158
Convertible preferred stock	—	39,089,161
Convertible debt	—	2,521,222
Total	43,260,925	46,233,041

Fair Value of Financial Instruments

The Company, using available market information, has determined the estimated fair values of financial instruments. The stated values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these instruments. The fair value of warrants is calculated using the Black-Scholes pricing model.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing. The Company believes that, as of March 31, 2014, its concentration of credit risk related to cash and cash equivalents was not significant. Cash and cash equivalents are available on demand and are generally in excess of FDIC insurance limits.

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

Segment Reporting

As of March 31, 2014 and 2013, the Company has one segment, the genetic test business. The Company develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive measures. The Company’s principal operations and markets are located in the United States.

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

On October 26, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor Inc. Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. We paid Amway Global $42,000 and $142,000 in commissions for the three months ended March 31, 2014 and 2013, respectively, representing a percentage of net sales to their customers. The Company expenses commissions owed to Amway Global at the point of sale with the customer.

Beginning in September 2012 and again in 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor, a related party, placed purchase orders totaling approximately $3.3 million consisting of weight management kits. The kits are included as part of a promotional bundle of products that Amway is now selling to their Individual Business Owners (IBOs). Of the $3.3 million in orders $1.8 million was received in 2013 for the 2014 program and $1.5 million for the 2013 program. All cash for the orders and royalties was received by December 31, 2013. The 2013 program was amended by ABG so that it would not expire at December 31, 2013. Rather than having all program kits expire at December 31, 2013, cash received from the orders will remain in deferred revenue until all tests are returned and processed.

On September 21, 2012, the Company entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Pyxis. Pursuant to the License Agreement, the Company has granted ABGI and its affiliates a non-exclusive license to use the technology related to Interleukin’s Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa (the “Territories”). ABGI, or a laboratory designated by ABGI, will be responsible for processing the tests, and the Company will receive a royalty for each test sold, which royalty will increase if certain pending patent applications are issued. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement. Thereafter, the term will automatically renew for additional one-year periods unless at least 60 days prior notice is delivered by either party. As of December 31, 2013, $198,960 related to license fees has been earned. During the three months ended March 31, 2014, an additional $54,885 has been earned.

In connection with the execution of the License Agreement, the Company and ABGI also entered into a Professional Services Agreement (the “PSA”) pursuant to which the Company has agreed to provide services to ABGI in connection with its sale and processing of the tests within the Territories. Services will be provided pursuant to a statement of work to be entered into from time to time between the parties. Such statements of work will also specify the fees to be paid by ABGI to Interleukin for such services. The PSA has no set term and may be terminated by either party, subject to certain conditions. As of December 31, 2013, the Company has earned $5,250 in fees from this agreement. No fees were earned in the three months ended March 31, 2014.

For the three months ended March 31, 2014 and 2013, approximately 35% and 62%, respectively, of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor, and 38% and 17%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

On February 25, 2013, the Company entered into a Preferred Participation Agreement with RHSC, for itself and on behalf of certain of its affiliates and subsidiaries. RHSC is a related party through its affiliation with Delta Dental Plan of Michigan, Inc. (“DDMI”), a stockholder of the Company. Pursuant to this agreement, affiliates of RHSC agreed to reimburse the Company a fixed price for each PerioPredict™ (formerly PST®) genetic test that the Company processed for a customer of affiliates of RHSC. In addition, if during the term of the agreement the Company offered the PerioPredict™ test to any other person or party for a lower price, such lower price would then be applicable to tests processed for a customer of such affiliates of RHSC for the remainder of the term of the agreement. The pricing arrangement was subject to the satisfaction of certain milestones, including that (1) within a specified timeframe, RHSC affiliates were to develop and offer dental benefit plans for which a significant portion of such affiliate's clients are eligible that provided for use of the PerioPredict™ test and reimbursement of the test at the agreed upon price (each such plan, hereinafter referred to as a “Reimbursed Dental Plan”) and (2) prior to a specified date, RHSC affiliates were to have sold policies for Reimbursed Dental Plans for the year beginning January 1, 2014. The Company agreed that for a one year period beginning on the date on which RHSC affiliates first offered a Reimbursed Dental Plan, it would make the PerioPredict™ test available solely to RHSC affiliates and not to any other third party or person. This agreement had a term of three years beginning on February 25, 2013.

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

The timing of any revenues that the Company may receive under the amended agreement with RHSC is dependent upon the timing of the offering of Reimbursed Dental Plans, which timing is very uncertain at this time and is dependent on a viable market developing for such plans. RHSC has informed us that it has presented the scientific data underlying Reimbursed Dental Plans to a number of customers and will make available Reimbursed Dental Plans as an alternative to a customer’s current plan for any customer that expresses an interest in such a plan. The Company does not expect to receive any significant revenues under this agreement until 2015, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues under this agreement.

Note 5—Intangible Assets

Intangible assets at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31 , 2014	December 31, 2013
Patent costs	$1,154,523	$1,154,523
Less — Accumulated amortization	(888,183)	(864,658)
Total	$266,340	$289,865

Patent amortization expense was $23,525 and $28,863 for the three months ended March 31, 2014 and 2013, respectively.

Patent costs which are amortized on a straight-line basis over a 10-year life, are scheduled to amortize as follows:

Year ending December 31,

2014 (remaining nine months)	$70,575
2015	77,656
2016	61,119
2017	42,229
Thereafter	14,761
$266,340

Note 6—Commitments and Contingencies

Operating Lease

The Company leases its office and laboratory space under a non-cancelable operating lease which expired on March 31, 2014. On February 7, 2014, the Company entered into the Second Amendment to Commercial Lease which, among other things, extends the term of the lease from March 31, 2014 to March 31, 2017 and reduced the 19,000 square feet, the amount of space under the master lease by approximately 6,011 square feet, to approximately 13,000 square feet, the current space the Company occupies. In May 2010, the Company completed a sublease of the 6,011 square feet of underutilized office and laboratory space. The sublease also expired on March 31, 2014. Rent expense, net of the benefit of the sublease, was $71,000 and $80,000 for the three months ended March 31, 2014 and 2013, respectively.

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

Note 7—Capital Stock

Authorized Preferred and Common Stock

At March 31, 2014, the Company had authorized 6,000,000 shares of $0.001 par value preferred stock. The Company had authorized 300,000,000 shares of $0.001 par value common stock of which 198,379,556 shares were outstanding or reserved for issuance. Of those, 122,481,674 shares were outstanding; 6,146,700 shares were reserved for the potential exercise of outstanding stock options and for shares of common stock available for future grants under our stock plan; 605,920 shares were reserved for the potential exercise of rights held under the Employee Stock Purchase Plan; 1,750,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $1.30 per share which are exercisable currently until March 5, 2015; 437,158 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $0.2745 per share which are exercisable currently until June 29, 2017; 35,081,967 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $0.2745 per share, of which approximately 20,655,737 are currently exercisable until May 17, 2020 and the remaining are currently exercisable until August 9, 2020; and 31,876,137 shares are reserved for issuance of shares of common stock and warrants to purchase shares of common stock pursuant to the rights each investor in the May 2013 Private Placement to purchase any time prior to June 30, 2014 its pro rata share of up to an aggregate of $5,000,000 of additional shares of common stock and warrants on the same terms as those in the May 2013 Private Placement.

On June 29, 2012, the Company entered into an agreement with Pyxis to exchange the 5,000,000 shares of Series A Convertible Preferred Stock held by Pyxis for 5,000,000 shares of Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”) and filed a new Certificate of Designation, Preferences and Rights of Preferred Stock with the State of Delaware for the Series A-1 Preferred Stock and Series B Convertible Preferred Stock (the “Series B Preferred Stock” and, with the Series A-1 Preferred Stock, the “Preferred Stock”). Concurrently therewith, the Company completed a financing with Delta Dental Plan of Michigan, Inc. (“DDMI”) pursuant to which DDMI purchased 500,000 shares of Series B Preferred Stock for gross proceeds of $3,000,000. Net proceeds to the Company after fees and expenses were approximately $2.7 million. In addition, fully vested warrants to purchase 437,158 shares of common stock at an exercise price of $0.2745 per share were issued to the placement agent in the transaction. These warrants expire in five years. For purposes of determining the fair value of these warrants, the Black-Scholes pricing model was used with the following assumptions:

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

Each share of Series A-1 Preferred Stock was convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($1.80, and subject to adjustment) by the conversion price in effect on the date the certificate was surrendered for conversion. The Series A-1 Preferred Stock was convertible into 28,160,200 shares of common stock reflecting a conversion price of $0.3196 per share. Each share of Series B Preferred Stock was convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the then-effective purchase price ($6.00, and subject to adjustment) by the conversion price in effect on the date the certificate was surrendered for conversion. The Series B Preferred Stock was convertible into 10,928,961 shares of common stock reflecting a conversion price of $0.2745 per share. All shares of Preferred Stock were converted to common stock on May 17, 2013 in connection with the private placement described below, resulting in the issuance of 39,089,161 shares of common stock. As of December 31, 2013 and March 31, 2014 no shares of preferred stock are issued and outstanding.

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

Note 8—Stock-Based Compensation Arrangements

Total stock-based compensation is as follows:

	Three Months Ended March 31,
	2014	2013
Stock option grants beginning of period	$119,533	$26,722
Stock-based arrangements during the period:
Stock option grants	1,039	3,050
Restricted stock issued:
Employee stock purchase plan	1,648	917
	$122,220	$30,689

Stock option and restricted stock grants

The following table details stock option and restricted stock activity for the three months ended March 31, 2014 and 2013:

	Three Months Ended	March 31, 2014	Three Months Ended	March 31, 2013
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding, beginning of period	5,884,050	$0.43	2,302,000	$1.06
Stock options granted	125,000	0.35	200,000	0.29
Stock options exercised	—	0.00	(2,000)	0.12
Restricted stock exercised	—	0.00	(2,500)	0.00
Canceled/Expired	(17,250)	4.10	(62,000)	1.89
Outstanding, end of period	5,991,800	$0.42	2,435,500	$0.98
Exercisable, end of period	660,725	$0.72	1,371,725	$1.43

At March 31, 2014, there was approximately $1,500,000 of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Company’s stock plans.

Restricted Stock Awards

Holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. Recipients of restricted stock awards are generally not required to pay any consideration to the Company for these restricted stock awards. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period. During the nine months ended September 30, 2013, 2,500 shares of restricted stock were cancelled. During the three months ended March 31, 2014 and 2013, the Company granted no restricted stock awards.

Stock Option Grants

On August 9, 2013, the Company’s shareholders’ approved the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). During the nine month period ended September 30, 2013, the Company granted 200,000 stock options under the 2004 Employee, Director & Consultant Stock Plan (the “2004 Plan”). The 2013 Plan will allow for the issuance of up to 8,860,000 additional shares of our common stock pursuant to awards granted under the 2013 Plan and will allow for the issuance of up to a maximum of 2,435,500 shares of common stock that are represented by options outstanding under our 2004 Plan, that expire or are cancelled without delivery of shares of common stock on or after the date of stockholder approval of the 2013 Plan. At March 31, 2014, the Company had an aggregate of 6,146,700 shares of common stock available for grant under the 2013 Plan.

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

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are deemed to be compensatory because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the three months ended March 31, 2014 and 2013, employees purchased 32,967 and 18,344 shares, respectively, of common stock at a weighted-average purchase price of $0.30 and $0.26, respectively, while the weighted-average market value was $0.35 and $0.31 per share, respectively, resulting in compensation expense of $1,648 and $917, respectively.

Note 9—Industry Risk and Concentration

The Company develops genetic risk assessment tests and performs research for its own benefit. As of March 31, 2014, the Company has introduced four genetic risk assessment tests commercially. Commercial success of the Company’s genetic risk assessment tests will depend on their success as being deemed to be scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partners.

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

During the three months ended March 31, 2014 and 2013, approximately 35% and 62%, respectively, of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor, and 38% and 17%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

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

During the three months ended March 31, 2014, we continued to focus our resources on commercializing our PerioPredict™ test following completion of the PDPS, the large validation study of our PerioPredict™ test with the University of Michigan and Renaissance Health Services Corporation (“RHSC”) and on the sales of our Inherent Health® brand of genetic tests and related programs.

The timing of any revenues that we may receive under the amended agreement with RHSC is dependent upon the timing of the offering of Reimbursed Dental Plans, which timing is very uncertain at this time and is dependent on a viable market developing for such plans. RHSC has informed us that it has presented the scientific data underlying Reimbursed Dental Plans to a number of customers and will make available Reimbursed Dental Plans as an alternative to a customer’s current plan for any customer that expresses an interest in such a plan. The Company does not expect to receive any significant revenues under this agreement until 2015, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues under this agreement. During the first quarter of 2014, we began to aggressively engage in discussions for the use of our PerioPredict™ test with other dental insurance companies and dental care providers through the use of consultants.

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

We market our Inherent Health® brand of genetic assessment tests primarily through our commercial relationships with Alticor Inc. affiliated companies. Alticor is a related party. On October 26, 2009, we entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor. Pursuant to this agreement, Amway Global sells our Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. In the three months ended March 31, 2014 and 2013, revenues from this agreement accounted for approximately 35% and 62% of our revenues, respectively.

Beginning in September 2012 and again in 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor, a related party, placed purchase orders totaling approximately $3.3 million consisting of weight management kits. The kits are included as part of a promotional bundle of products that Amway is now selling to their Individual Business Owners (IBOs). Of the $3.3 million in orders $1.8 million was received in 2013 for the 2014 program and $1.5 million for the 2013 program. All cash for the orders and royalties was received by December 31, 2013. The 2013 program was amended by ABG so that it would not expire at December 31, 2013. Rather than having all program kits expire at December 31, 2013, cash received from the orders will remain in deferred revenue until the tests are returned and processed. For the three months ended March 31, 2014 and 2013, approximately 38% and 17%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

On September 21, 2012, we entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Alticor. Pursuant to this License Agreement, we granted ABGI and its affiliates a non-exclusive license to use the technology related to our Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa. ABGI, or a laboratory designated by ABGI, is responsible for processing the tests, and we receive a royalty for each test sold. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement. As of December 31, 2013, $198,960 related to license fees has been earned. During the three months ended March 31, 2014, an additional $54,885 has been earned.

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

We recognize revenue from genetic testing services when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. During the fourth quarter of 2013, we concluded that sufficient historical customer genetic test redemption patterns existed to determine the period of time after which the likelihood of test redemption was remote for Inherent Health tests purchased. Based on our analysis of the redemption data, we estimate that period of time to be three years after the sale of a genetic test kit. Prior to making this determination, revenue was recognized only on test kits returned and processed. Beginning in the fourth quarter of 2013, we began to recognize breakage revenue related to genetic tests kits utilizing the remote method. Under the remote method, breakage revenue should be recognized when the likelihood of the customer exercising rights of redemption becomes remote. The term remote requires statistical analysis of customer redemption patterns for all tests sold and returned. We analyzed redemption patterns from 2009 through 2013. Included in genetic test revenue in the three months ended March 31, 2014 is $64,497 of breakage revenue related to unredeemed genetic test kits from the first quarter of 2011. We will continue to recognize breakage revenue and the corresponding deferred cost of goods as well as analyze the data on a quarterly basis based on the historical analysis.

In the genetic test business, competition is in flux and the markets and customer base are not well established. Adoption of new technologies by consumers requires substantial market development and customer education. Historically, we have focused on our relationship with our primary customer, Alticor, a significant direct marketing company, in order to assist us in developing the market for our products and educating our potential customers. Our challenge in 2014 and beyond will be to develop the market for our other personalized health products, in particular our PerioPredict™ test. We continue to allocate considerable resources to commercialization of our PerioPredict™ and Inherent Health® brands of genetic tests. Due to the early stage of these initiatives, we cannot predict with certainty fluctuations we may experience in our genetic test revenues or whether revenues derived from the Preferred Participation Agreement with RHSC or from our arrangements with Alticor-affiliated entities will ever be material, or if material, will be sustained in future periods.

Results of Operations

Three Months Ended March 31, 2014 and 2013

Total revenue was $488,000 for the three months ended March 31, 2014 compared to $487,000 for the three months ended March 31, 2013. The change in total revenue is attributable to a decrease in genetic testing revenue quarter to quarter offset in part by $64,497 of breakage revenue recognized in the three months ended March 31, 2014, whereas no breakage revenue was recognized in the three months ended March 31, 2013. In addition $55,000 of license fees was earned in the first quarter of 2014 from our agreement with ABGI whereas no fees were earned in the first quarter of 2013.

During the three months ended March 31, 2014, 35% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global compared to 62% during the three months ended March 31, 2013. During the same period, 38% and 17%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

Cost of revenue for the three months ended March, 31 2014 was $395,000, or 81.0% of revenue, compared to $384,000, or 78.7% of revenue, for the three months ended March 31, 2013. The increase in the cost of revenue as a percentage of revenue in the three months ended March 31, 2014 is primarily attributable to increased laboratory costs associated with processing genetic tests, processed at a lower selling price, as compared to the same period in 2013. Deferred cost of revenue related to breakage revenue was $2,400 for the three months ended March 31, 2014. No breakage revenue or costs were recognized in the three months ended March 31, 2013.

Research and development expenses were $209,000 for the three months March 31, 2014, compared to $160,000 for the three months ended March 31, 2013. The increase of $49,000 or 30.4%, in research and development expenses is primarily attributable to increased compensation based primarily on current employee annual performance reviews.

Selling, general and administrative expenses were $1.5 million for the three months ended March 31, 2014, compared to $1.0 million for the three months ended March 31, 2013. The increase of $500,000, or 52.3%, is primarily attributable to increased expenses related to marketing activities for our PerioPredict™ periodontal test, increased consulting, professional, and compensation expenses partially offset by lower sales commissions paid to Amway Global as part of our Merchant Network and Channel Partner Agreement.

Interest income was $2,000 for the three months ended March 31, 2014, as compared to $114,000 in expense for the three months ended March 31, 2013. There was no interest expense in the three months ended March 31, 2014 due to the conversion of all outstanding convertible debt to common stock on May 17, 2013 as part of the Private Placement.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $5.7 million.

Cash used in operations was $1.8 million for the three months ended March 31, 2014 compared to $147,000 for the three months ended March 31, 2013. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of related party receivables, inventory levels, receipt of orders and the timing of payments to suppliers.

Cash used in investing activities was $43,000 for the three months ended March 31, 2014, compared to $3,000 for the three months ended March 31, 2013. These amounts represent capital additions.

Cash provided by financing activities was $9,900 for the three months ended March 31, 2014 compared to $5,300 for the three months ended March 31, 2013. We received $9,900 from stock purchases through the employee stock purchase plan during the three months ended March 31, 2014 compared to $4,800 for the three months ended March 31, 2013. We received $500 from the exercise of employee stock options during the three months ended March 31, 2013 whereas no employee stock options were exercised during the three months ended March 31, 2014.

The amount of cash we generate from operations is currently not sufficient to continue to fund operations and grow our business. We expect that our current and anticipated financial resources, including the proceeds from the May 2013 Private Placement and assuming the receipt of an additional $5 million in gross proceeds from the second tranche of the May 2013 Private Placement will be adequate to maintain our current and planned operations at least through the next twelve months. If we do not receive the additional $5 million from our current investors we will be forced to seek additional funding sources. If we are unable to obtain such funding, we may have to end our operations and seek protection under bankruptcy laws. We may need significant additional capital to fund our continued operations, to facilitate the commercial launch of our PerioPredict™ genetic test, for continued research and development efforts, and for obtaining and protecting patents and administrative expenses. We believe our success depends on our ability to have sufficient capital and liquidity to fund operations at least until we begin to receive significant revenues from the processing of the PerioPredict™ genetic test under the Preferred Participation Agreement with RHSC as well as from agreements we may enter into with other dental care providers who may utilize the Test in their dental plans. The timing of any revenues that we may receive under this agreement or any other agreements we may enter into is dependent upon the timing of the offering of Reimbursed Dental Plans by RHSC affiliates and other insurance companies and dental care providers, which timing is uncertain at this time, and is contingent upon a number of factors, including the ability for a provider to develop Reimbursed Dental Plans and to develop a viable market for such plans. RHSC has informed us that it has presented the scientific data underlying Reimbursed Dental Plans to a number of customers and will make available Reimbursed Dental Plans as an alternative to a customer’s current plan for any customer that expresses an interest in such a plan. We do not expect to receive any significant revenues under this agreement until 2015, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues under this agreement. We continue to discuss the use of the Test with other dental providers.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses; and (ii) disclose contingent assets and liabilities. A critical accounting estimate is an assumption that could have a material effect on our financial statements if another, also reasonable, amount were used or a change in the estimates is reasonably likely from period to period. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. Our most critical accounting policies and estimates upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are set forth in Note 3 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in our accounting policies or changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

Please see the discussion of “Recent Accounting Pronouncements” in Note 3, Significant Accounting Policies contained in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. No new updates or other guidance issued to date by the FASB in 2014 are expected to have a material impact on our financial statements.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. In addition, the forward-looking statements contained herein represent our estimates and expectations only as of the date of this filing and should not be relied upon as representing our estimates and expectations as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Exhibit
10.1	First Amendment, dated March 31, 2014, to Common Stock Purchase Agreement, dated May 17, 2013 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 31, 2014 (File No. 001-32715)).
10.2	Offer Letter, dated March 31, 2014, between Interleukin Genetics, Inc. and James M. Weaver (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 31, 2014 (File No. 001-32715)).
10.3	Second Amendment to Commercial Lease, dated as of February 7, 2014, by and between the Company and Clematis, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 12, 2014 (File No. 001-32715)).
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Interleukin Genetics Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Deficit, (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interleukin Genetics, Inc.

Date: May 14, 2014	By:	/s/ Kenneth S. Kornman
Kenneth S. Kornman Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Eliot M. Lurier
Eliot M. Lurier Chief Financial Officer (Principal Financial Officer)

