Form 10-Q
period 2014-06-30
INTERLEUKIN GENETICS INC
filed 2014-08-13
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock, par value $0.001 per share	122,548,292

INTERLEUKIN GENETICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

Smaller Reporting Company – Scaled Disclosure

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies”.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLEUKIN GENETICS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,191,356	$7,542,281
Accounts receivable from related party	45,655	534,703
Trade accounts receivable	20,542	8,817
Inventory	190,532	190,424
Prepaid expenses	647,735	676,358
Total current assets	5,095,820	8,952,583
Fixed assets, net	834,606	844,606
Intangible assets, net	242,815	289,865
Other assets	38,001	38,001
Total assets	$6,211,242	$10,125,055
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$401,474	$835,439
Accrued expenses	294,934	252,953
Deferred revenue	3,238,735	3,783,441
Total current liabilities	3,935,143	4,871,833

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.001 par value — 300,000,000 shares authorized; 122,516,317 and 122,448,707 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	122,518	122,449
Additional paid-in capital	120,149,345	119,885,371
Accumulated deficit	(117,995,764)	(114,754,598)
Total stockholders’ equity	2,276,099	5,253,222
Total liabilities and stockholders’ equity	$6,211,242	$10,125,055

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Genetic testing	$483,214	$849,422	$903,547	$1,332,785
Other	45,381	2,706	112,614	6,736
Total revenue	528,595	852,128	1,016,161	1,339,521
Cost of revenue	361,746	496,417	756,517	879,988
Gross profit	166,849	355,711	259,644	459,533
Operating expenses:
Research and development	215,519	187,776	424,696	348,156
Selling, general and administrative	1,506,057	1,573,386	3,032,663	2,575,558
Amortization of intangibles	23,525	25,770	47,050	54,633
Total operating expenses	1,745,101	1,786,932	3,504,409	2,978,347
Loss from operations	(1,578,252)	(1,431,221)	(3,244,765)	(2,518,814)
Other income (expense):
Interest income	1,605	1,401	3,599	2,140
Interest expense	—	(346,491)	—	(461,217)
Total other income (expense)	1,605	(345,090)	3,599	(459,077)
Loss before income taxes	(1,576,647)	(1,776,311)	(3,241,166)	(2,977,891)
Benefit for income taxes	—	—	—	—
Net loss	$(1,576,647)	$(1,776,311)	$(3,241,166)	$(2,977,891)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.03)	$(0.05)
Weighted average common shares outstanding, basic and diluted	122,516,317	79,006,278	122,499,091	58,007,551

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2012	5,500,000	$5,500	36,761,864	$36,762	$94,030,603	$(107,696,665)	$(13,623,800)
Net loss	—	—	—	—	—	(2,977,891)	(2,977,891)
Private placement of common stock, net of offering costs of $1,735,000	—	—	43,715,847	43,716	5,956,694	—	6,000,410
Conversion of preferred stock	(5,500,000)	(5,500)	39,089,161	39,089	(33,589)	—	—
Conversion of convertible debt	—	—	2,521,222	2,521	14,313,734	—	14,316,255
Common stock issued: Exercise of stock options	—	—	2,000	2	518	—	520
Employee stock purchase plan	—	—	50,624	51	12,788	—	12,839
Stock-based compensation expense	—	—	—	—	60,284	—	60,284
Balance as of June 30, 2013	—	—	122,140,718	$122,141	$114,341,032	$(110,674,556)	$3,788,617
Balance as of December 31, 2013	—	—	122,448,707	$122,449	$119,885,371	$(114,754,598)	$5,253,222

Net loss	—	—	—	—	—	(3,241,166)	(3,241,166)
Common stock issued: Employee stock purchase plan	—	—	67,610	69	19,175	—	19,244
Stock-based compensation expense	—	—	—	—	244,799	—	244,799
Balance as of June 30, 2014	—	—	122,516,317	$122,518	$120,149,345	$(117,995,764)	$2,276,099

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,241,166)	$(2,977,891)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	118,300	108,277
Stock-based compensation expense	244,799	60,284
Change in fair value of warrants	—	286,579
Changes in operating assets and liabilities:
Accounts receivable	(11,725)	12,867
Receivable from related party	489,048	224,252
Inventory	(108)	49,202
Prepaid expenses and other current assets	28,623	(47,974)
Accounts payable	(433,965)	386,543
Accrued expenses	41,981	43,058
Deferred revenue	(544,706)	329,613
Net cash used in operating activities	(3,308,919)	(1,525,190)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(61,250)	(10,247)
Net cash used in investing activities	(61,250)	(10,247)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement of common stock	—	12,000,000
Private placement offering costs	—	(859,206)
Proceeds from exercises of employee stock options	—	520
Proceeds from employee stock purchase plan	19,244	12,839
Net cash provided by financing activities	19,244	11,154,153
Net increase (decrease) in cash and cash equivalents	(3,350,925)	9,618,716
Cash and cash equivalents, beginning of period	7,542,281	1,225,426
Cash and cash equivalents, end of period	$4,191,356	$10,844,142

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$291,914

Supplemental disclosures of non-cash financing activities:
Warrants issued in connection with private placements	$—	$856,683
Conversion of debt to common stock	$—	$14,316,255

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

Note 1—Basis of Presentation

Interleukin Genetics, Inc. (“the Company”) develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive or therapeutic measures. The Company’s principal operations and markets are located in the United States.

The accompanying condensed financial statements include the accounts of the Company as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013.

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

Note 2—Operating Matters and Liquidity

The Company has experienced net operating losses since its inception through June 30, 2014. The Company had net losses of $7.1 million and $5.1 million for the years ended December 31, 2013 and 2012, respectively, and $3.2 million for the six months ended June 30, 2014, contributing to an accumulated deficit of $118 million as of June 30, 2014.

The Company continues to take steps to reduce genetic test processing costs. Cost savings are primarily achieved through test process improvements. Management believes that the current laboratory space is adequate to process high volumes of genetic tests.

As more fully discussed in Note 7 herein, on May 17, 2013, the Company entered into a Common Stock Purchase Agreement with various accredited investors, pursuant to which the Company sold an aggregate of 43,715,847 shares of its common stock in a private placement transaction (the “May 2013 Private Placement”), at a price of $0.2745 per share for gross proceeds of $12,000,000. The investors also received warrants to purchase up to an aggregate of 32,786,885 shares of common stock at an exercise price of $0.2745 per share. The warrants are exercisable as to 63% of the shares immediately and as to 37% of the shares following receipt of shareholder approval, which occurred on August 9, 2013, of an increase in the number of authorized shares of common stock from 150,000,000 to 300,000,000, and have a term of seven years from the date they became exercisable.

In addition, pursuant to the Second Amendment to the Common Stock Purchase Agreement, dated May 30, 2014, each Purchaser has the right, at any time on or before December 31, 2014, to purchase at one or more subsequent closings its pro rata share of up to an aggregate of $5,000,000 of additional shares of common stock and warrants on the same terms and conditions as those set forth above. If, prior to December 31, 2014, investors have not purchased their entire pro rata share of such additional investment of $5,000,000, those who have purchased their entire pro rata share of the additional investment, will be entitled to purchase the unsold portion of the additional investment.

The Company’s financial statements have been prepared assuming that it will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company expects to incur additional losses in 2014 and, accordingly, is dependent on financings and continued revenue to fund its operations.

On February 25, 2013, as amended on November 1, 2013, the Company entered into a Preferred Participation Agreement with Renaissance Health Services Corporation (RHSC), for itself and on behalf of certain of its affiliates and subsidiaries. RHSC is an affiliate of eight Delta Dental member companies in their eight respective states. Pursuant to this agreement, affiliates of RHSC agreed to work to develop dental benefit plans that provided for use of the PerioPredict™ test and reimbursement of the test at an agreed upon price (each such plan, hereinafter referred to as a “Reimbursed Dental Plan”). RHSC has informed us that it has presented the scientific data underlying the Reimbursed Dental Plans to a number of customers and will make available Reimbursed Dental Plans as an alternative to a customer’s current plan for any customer that expresses an interest in such a plan. The timing of any revenues that we may receive under this agreement is dependent upon the timing of the offering of such plans, which timing is very uncertain at this time, and is contingent upon a number of factors, including RHSC’s affiliates’ ability to develop such plans and to develop a viable market for such plans. In addition, the Company has begun to contact other insurance companies and dental care providers with respect to the use of PerioPredict™ in their dental care policies. The amount of cash the Company generates from operations is currently not sufficient to continue to fund operations and grow its business. The Company expects that its current and anticipated financial resources will be adequate to maintain current and planned operations at least through November 30, 2014. If the Company is unable to obtain funding from its current or new investors, it may have to end its operations and seek protection under bankruptcy laws. The Company will need significant additional capital to fund its continued operations, to facilitate the continued commercial launch of the PerioPredict™ genetic test, for continued research and development efforts, and for obtaining and protecting patents and administrative expenses. There is no assurance that additional funds will be available when needed on terms that are acceptable to the Company or at all.

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

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of June 30, 2014 and December 31, 2013, the Company had deferred genetic test revenue of $3.2 million and $3.8 million, respectively. Included in deferred revenue at June 30, 2014 is $554,000 in customer payments in excess of one year.

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

Beginning in the fourth quarter of 2013, the Company began to recognize breakage revenue related to genetic test kits utilizing the remote method. Under the remote method, breakage revenue should be recognized when the likelihood of the customer exercising rights of redemption becomes remote. The term remote requires statistical analysis of customer redemption patterns for all tests sold and returned. The Company analyzed redemption patterns from 2009 through 2013. Included in genetic test revenue in the three and six months ended June 30, 2014, is $92,364 and $156,861, respectively, of breakage revenue related to unredeemed genetic test kits from the first and second quarters of 2011. The Company will continue to recognize breakage revenue and the corresponding deferred cost of goods on a quarterly basis based on the historical analysis.

Sales Commission

On October 26, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor Inc. (“Alticor”). Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. The Company accounts for sales commissions due to Amway Global under the Merchant Network and Channel Partner Agreement in accordance with SEC Staff Accounting Bulletin (“SAB”) 104. Commissions are recorded as an expense at the time they become due which is at the point of sale. The cost of commissions was $59,000 and $95,000 for the three months ended June 30, 2014 and 2013, respectively, and $101,000 and $237,000 for the six months ended June 30, 2014 and 2013, respectively.

Accounts Receivable

Accounts receivable is stated at estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its commercial genetic test customers a 2% cash discount if payment is made by bank wire transfer within 10 days of the invoice date. No accounts receivable reserve is required at June 30, 2014 as all accounts receivable are expected to be collected.

Inventory

Inventory is carried at lower of cost (first-in, first-out method) or market and no inventory reserve is deemed necessary at June 30, 2014. As the Company does not manufacture any products, no overhead costs are included in inventory. When a kit is sold, the corresponding cost of the kit is recorded as cost of goods sold and removed from inventory. The Company has contracted with a fulfillment provider to supply its PerioPredict™ genetic tests kits to dental offices. The agreement with the provider provides that the vendor will purchase and fulfill all materials related to the genetic test kit and delivery with the Company’s approval. The Company pays for materials and fulfillment charges when the product is shipped. Any kit components remaining at the fulfillment center are reflected in inventory with a corresponding offset to accounts payable. At June 30, 2014 and December 31, 2013, $39,000 and $41,000, respectively, of raw materials are at the fulfillment center and reflected in inventory with a corresponding entry to accounts payable.

Inventory consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Raw materials	$182,147	$180,948
Finished goods	8,385	9,476
Total inventory, net	$190,532	$190,424

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

Significant management judgment is required in determining the Company’s provision (benefit) for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of approximately $29.3 million as of June 30, 2014, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

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

The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the year ended December 31, 2013 and the six months ended June 30, 2014. However, if the Company incurred interest and penalties they would be recorded in general and administrative expenses.

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

	As of June 30,
	2014	2013
Options outstanding	5,989,800	2,417,250
Warrants outstanding	37,269,125	22,842,891
Total	43,258,925	25,260,141

Fair Value of Financial Instruments

The Company, using available market information, has determined the estimated fair values of financial instruments. The stated values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these instruments. The fair value of warrants is calculated using the Black-Scholes pricing model.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing. The Company believes that, as of June 30, 2014, its concentration of credit risk related to cash and cash equivalents was not significant. Cash and cash equivalents are available on demand and are generally in excess of FDIC insurance limits.

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

Segment Reporting

As of June 30, 2014 and 2013, the Company has one segment, the genetic test business. The Company develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive measures. The Company’s principal operations and markets are located in the United States.

Recent Accounting Pronouncements

FASB ASC 606 ASU 2014-09 - Revenue from contracts with customers.

In May 2014, the FASB issued amended guidance on contracts with customers to transfer goods or services or contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The guidance requires an entity to recognize revenue on contracts with customers to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires that an entity depict the consideration by applying the following five steps:

•	Identify the contract(s) with a customer.
•	Identify the performance obligations in the contract.
•	Determine the transaction price.
•	Allocate the transaction price to the performance obligations in the contract.
•	Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. This amendment is to be either retrospectively adopted to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The Company is evaluating the impact of the adoption of this guidance to determine whether or not it has a material impact on the Company's financial statements.

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

On October 26, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor Inc. Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. We paid Amway Global $59,000 and $95,000 for the three months ended June 30, 2014 and 2013, respectively, and $101,000 and $237,000 in commissions for the six months ended June 30, 2014 and 2013, respectively, representing a percentage of net sales to their customers. The Company expenses commissions owed to Amway Global at the point of sale with the customer.

Beginning in September 2012 and again in 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor, a related party, placed purchase orders totaling approximately $3.3 million consisting of weight management kits. The kits are included as part of a promotional bundle of products that Amway is now selling to their Individual Business Owners (IBOs). Of the $3.3 million in orders $1.8 million was received in 2013 for the 2014 program and $1.5 million for the 2013 program. All cash for the orders and royalties was received by December 31, 2013. The 2013 program was amended by ABG so that it would not expire at December 31, 2013. Rather than having all program kits expire at December 31, 2013, cash received from the orders will remain in deferred revenue until all tests are returned and processed, which is consistent with how the 2014 program is being treated.

On September 21, 2012, the Company entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Pyxis. Pursuant to the License Agreement, the Company has granted ABGI and its affiliates a non-exclusive license to use the technology related to Interleukin’s Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa (the “Territories”). ABGI, or a laboratory designated by ABGI, will be responsible for processing the tests, and the Company will receive a royalty for each test sold, which royalty will increase if certain pending patent applications are issued. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement. Thereafter, the term will automatically renew for additional one-year periods unless at least 60 days prior notice is delivered by either party. During the three and six months ended June 30, 2014, $43,000 and $97,885, respectively, was earned. No royalties were earned during the same period in 2013.

In connection with the execution of the License Agreement, the Company and ABGI also entered into a Professional Services Agreement (the “PSA”) pursuant to which the Company has agreed to provide services to ABGI in connection with its sale and processing of the tests within the Territories. Services will be provided pursuant to a statement of work to be entered into from time to time between the parties. Such statements of work will also specify the fees to be paid by ABGI to Interleukin for such services. The PSA has no set term and may be terminated by either party, subject to certain conditions. As of December 31, 2013, the Company has earned $5,250 in fees from this agreement. No fees were earned in the six months ended June 30, 2014.

For the three months ended June 30, 2014 and 2013, approximately 39% and 24%, respectively, of the Company’s revenue came from sales through the Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor, and 38% and 67%, respectively, of the Company’s revenue came from sales through ABG’s promotional product bundle program. For the six months ended June 30, 2014 and 2013, approximately 37% and 38%, respectively, of the Company’s revenue came from sales through the Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor, and 38% and 49%, respectively, of the Company’s revenue came from sales through ABG’s promotional product bundle program.

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

Note 5—Intangible Assets

Intangible assets at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30 , 2014	December 31, 2013
Patent costs	$1,154,523	$1,154,523
Less — Accumulated amortization	(911,708)	(864,658)
Total	$242,815	$289,865

Patent amortization expense was $23,525 and $25,770 for the three months ended June 30, 2104 and 2013, respectively, and $47,050 and $54,633 for the six months ended June 30, 2014 and 2013, respectively.

Patent costs which are amortized on a straight-line basis over a 10-year life, are scheduled to amortize as follows:

Year ending December 31,

2014 (remaining six months)	$47,050
2015	77,656
2016	61,119
2017	42,229
Thereafter	14,761
$242,815

Note 6—Commitments and contingencies

Operating Lease

The Company leases its office and laboratory space under a non-cancelable operating lease which expired on March 31, 2014. On February 7, 2014, the Company entered into the Second Amendment to Commercial Lease which, among other things, extends the term of the lease from March 31, 2014 to March 31, 2017 and reduced the 19,000 square feet, the amount of space under the master lease, by approximately 6,011 square feet, to approximately 13,000 square feet, the current space the Company occupies. In May 2010, the Company completed a sublease of the 6,011 square feet of underutilized office and laboratory space. The sublease also expired on March 31, 2014. Rent expense, net of the benefit of the sublease, was $79,000 and $81,000 for the three months ended June 30, 2104 and 2013, respectively, and $150,000 and $161,000 for the six months ended June 30, 2014 and 2013, respectively.

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

On December 26, 2012, the Company entered into an employment agreement with Scott Snyder for the position of Chief Marketing Officer beginning on January 2, 2013. The agreement provides for a minimum annual base salary of $265,000, and for 2013 and 2014 he is eligible for a bonus pursuant to the Bonus Plan as set forth above. For 2015 and any subsequent year in which he is employed, he is eligible for a bonus of up to 30% of his base salary, based on factors such as the Company’s evaluation of individual performance, the Company’s financial performance, economic conditions generally, and the policy terms applicable to such bonus. Mr. Snyder is entitled to a maximum of $34,000 in expense reimbursement in calendar year 2013, and an additional $16,000 for the six months ending June 30, 2014, for travel and housing expenses from his residence to the Company’s offices. On August 4, 2014 the Compensation Committee of the Board of Directors agreed to an additional $20,000 for expenses through December 31, 2104. Upon hire, Mr. Snyder was granted an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.29, the fair value of the Company’s stock on January 2, 3013, the grant date of the option. The option will vest in three installments of 50,000, 66,000 and 84,000 shares on each of the first three anniversaries of the grant date.

Mr. Snyder’s agreement is terminable at will by the Company or Mr. Snyder. If the Company terminates Mr. Snyder without cause, then the Company will pay Mr. Snyder, in addition to any accrued, but unpaid compensation prior to termination, an amount equal to six months of his base salary in effect at the time of the termination.

On October 22, 2013, Dr. Kornman was granted an option to purchase 2,250,000 shares of the Company’s common stock, Mr. Lurier was granted an option to purchase 750,000 shares and Mr. Snyder was granted an option to purchase 675,000 shares. Each such option has an exercise price of $0.3799, the fair value of the Company’s common stock on the grant date of the option and will vest as to 1/4 of the shares on the first anniversary of the grant date, and as to 1/36 of the remaining shares at the end of each month thereafter beginning on October 31, 2014.

Note 7—Capital Stock

Authorized Preferred and Common Stock

At June 30, 2014, the Company had authorized 6,000,000 shares of $0.001 par value preferred stock. The Company had authorized 300,000,000 shares of $0.001 par value common stock of which 198,381,556 shares were outstanding or reserved for issuance. Of those, 122,516,317 shares were outstanding; 6,148,700 shares were reserved for the potential exercise of outstanding stock options and for shares of common stock available for future grants under our stock plan; 571,277 shares were reserved for the potential exercise of rights held under the Employee Stock Purchase Plan; 1,750,000 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $1.30 per share which are exercisable currently until March 5, 2015; 437,158 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $0.2745 per share which are exercisable currently until June 29, 2017; 35,081,967 shares were reserved for the exercise of outstanding warrants to purchase common stock at an exercise price of $0.2745 per share, of which approximately 20,655,737 are currently exercisable until May 17, 2020 and the remaining are currently exercisable until August 9, 2020; and 31,876,137 shares are reserved for issuance of shares of common stock and warrants to purchase shares of common stock pursuant to the rights each investor in the May 2013 Private Placement to purchase any time prior to June 30, 2014 its pro rata share of up to an aggregate of $5,000,000 of additional shares of common stock and warrants on the same terms as those in the May 2013 Private Placement.

On May 17, 2013, the Company entered into a Common Stock Purchase Agreement with various accredited investors (the “Purchasers”), pursuant to which the Company sold securities to the Purchasers in the May 2013 Private Placement. The Company sold an aggregate of 43,715,847 shares of its common stock, at a price of $0.2745 per share for gross proceeds of $12,000,000. The Purchasers also received warrants to purchase up to an aggregate of 32,786,885 shares of Common Stock at an exercise price of $0.2745 per share (the “Warrants”). The Warrants were exercisable as to 63% of the shares immediately and as to 37% of the shares following receipt of shareholder approval of a share authorization increase and have a term of seven years from the date they become exercisable. For Warrants that were exercisable upon shareholder approval of an increase in the Company’s authorized shares of common stock, the Company recorded a non-current liability at June 30, 2013 based on the allocation of the relative fair values of the common stock and Warrants issued in the May 2013 Private Placement. In addition, the Company recognized non-cash interest expense of $286,579 representing the increase in the fair value of the warrant liability from the date of issuance to June 30, 2013. On August 9, 2013, the Company’s shareholders’ approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000 shares. Following the shareholder approval of the increase in authorized shares on August 9, 2013, the Company filed a certificate of amendment with the Delaware Secretary of State, which provided for adequate authorized shares for all potential common stock equivalents issued pursuant to the financing on May 17, 2013. As a result, the warrant liability reflected as a non-current liability, in the June 30, 2013 balance sheet was reclassified to shareholders’ equity at its fair value as of August 9, 2013. The fair value of the warrant liability increased by approximately $11,000 from June 30, 2013 to August 9, 2013, and was recorded as an increase to interest expense in the statement of operations for the three months ended September 30, 2013.

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

Using these assumptions, the fair value of the warrants was $5,072,129 on May 17, 2013, $5,358,708 on June 30, 2013 and $5,369,676 on August 9, 2013.

In connection with the May 2013 Private Placement, all preferred stockholders converted their shares of Preferred Stock to common stock in accordance with the terms noted above resulting in the issuance of 39,089,161 shares of common stock.

In addition, pursuant to the Common Stock Purchase Agreement, as amended on March 31, 2014 and May 30, 2014, each Purchaser has the right, at any time on or before December 31, 2014, to purchase at one or more subsequent closings its pro rata share of up to an aggregate of $5,000,000 of additional shares of common stock and warrants on the same terms and conditions as those set forth above. If, prior to December 31, 2014, investors have not purchased their entire pro rata share of such additional investment of $5,000,000, those who have purchased their entire pro rata share of the additional investment, will be entitled to purchase the unsold portion of the additional investment.

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

In addition, within 45 days following December 31, 2014, the Company will be required to file a registration statement to cover the resale of (i) any shares of common stock sold to the Purchasers pursuant to the additional investment and the shares of common stock underlying any warrants issued to Purchasers pursuant to such additional investment, and (ii) shares of common stock underlying any additional warrants issued to the placement agent in connection with the additional investment.

Note 8—Stock-Based Compensation Arrangements

Total stock-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock option grants beginning of period	$120,650	$25,243	$240,182	$51,965
Stock-based arrangements during the period:
Stock option grants	127	3,061	1,167	6,110
Restricted stock issued:
Employee stock purchase plan	1,801	1,291	3,450	2,208
	$122,578	$29,595	$244,799	$60,283

Stock option and restricted stock grants

The following table details stock option and restricted stock activity for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding, beginning of period	5,884,050	$0.43	2,302,000	$1.06
Stock options granted	137,000	0.35	200,000	0.29
Stock options exercised	—	0.00	(2,000)	0.12
Restricted stock exercised	—	0.00	(2,500)	0.00
Canceled/Expired	(31,250)	2.43	(80,250)	1.58
Outstanding, end of period	5,989,800	$0.42	2,417,250	$0.98
Exercisable, end of period	711,175	$0.72	1,443,075	$1.40

At June 30, 2014, there was approximately $1,300,000 of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Company’s stock plans.

Restricted Stock Awards

Holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. Recipients of restricted stock awards are generally not required to pay any consideration to the Company for these restricted stock awards. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period. During the six months ended June 30, 2013, 2,500 shares of restricted stock were cancelled. During the six months ended June 30, 2014 and 2013, the Company granted no restricted stock awards.

Stock Option Grants

On August 9, 2013, the Company’s shareholders’ approved the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). During the six month period ended June 30, 2014, the Company granted 137,000 stock options under the 2013 Plan. The 2013 Plan allows for the issuance of up to 8,860,000 additional shares of our common stock pursuant to awards granted under the 2013 Plan and will allow for the issuance of up to a maximum of an additional 2,435,500 shares of common stock that are represented by options outstanding under our 2004 Plan, that expire or are cancelled without delivery of shares of common stock on or after the date of stockholder approval of the 2013 Plan. At June 30, 2014, the Company had an aggregate of 6,148,700 shares of common stock available for grant under the 2013 Plan.

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

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are deemed to be compensatory because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the six months ended June 30, 2014 and 2013, employees purchased 67,610 and 50,624 shares, respectively, of common stock at a weighted-average purchase price of $0.29 and $0.26, respectively, while the weighted-average market value was $0.34 and $0.30 per share, respectively, resulting in compensation expense of $3,450 and $2,208, respectively.

Note 9—Industry Risk and Concentration

The Company develops genetic risk assessment tests and performs research for its own benefit. As of June 30, 2014, the Company has introduced four genetic risk assessment tests commercially. Commercial success of the Company’s genetic risk assessment tests will depend on their success as being deemed to be scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partners.

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

During the three months ended June 30, 2014 and 2013, approximately 39% and 24%, respectively, of the Company’s revenue came from sales through the Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor, and 38% and 67%, respectively, of the Company’s revenue came from sales through ABG’s promotional product bundle program. During the six months ended June 30, 2014 and 2013, approximately 37% and 38%, respectively, of the Company’s revenue came from sales through the Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor, and 38% and 49%, respectively, of the Company’s revenue came from sales through ABG’s promotional product bundle program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included elsewhere in this document.

General Overview and Trends

Interleukin Genetics, Inc. is a personalized health company that develops specific, health area focused, unique genetic tests. Our overall mission is to provide test products that can help individuals improve or maintain their health through preventive or treatment measures. Our vision is to use the science of applied genetics to empower individuals and physicians to better understand the set of actions and steps necessary to guide the best lifestyle and treatment options. We believe that Interleukin Genetics’ tests can help individuals and their healthcare providers more effectively prevent common diseases of aging and their complications and thereby extend an individual’s years of wellness. Our tests also provide our commercial partners with technologies that can improve services to their consumers.

During the six months ended June 30, 2014, we continued to focus our resources on commercializing our PerioPredict™ test following completion of the PDPS, the large validation study of our PerioPredict™ test with the University of Michigan and Renaissance Health Services Corporation (“RHSC”) and on the sales of our Inherent Health® brand of genetic tests and related programs.

The timing of any revenues that we may receive under the Amended and Restated Preferred Participation Agreement (the “Preferred Participation Agreement”) with RHSC is dependent upon the timing of the offering of dental benefit plans that provide for use of the PerioPredict™ test and reimbursement of the test (each such plan, hereinafter referred to as a “Reimbursed Dental Plan”), which timing is very uncertain at this time and is dependent on a viable market developing for such plans. RHSC has informed us that it has presented the scientific data underlying Reimbursed Dental Plans to a number of customers and will make available Reimbursed Dental Plans as an alternative to a customer’s current plan for any customer that expresses an interest in such a plan. The Company does not expect to receive any significant revenues under this agreement until 2015, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues under this agreement. We continue to aggressively engage in discussions for the use of our PerioPredict™ test with other dental insurance companies and dental care providers, which began in the first quarter of 2014, through the use of consultants and our internal management team.

On April 11, 2014, we announced the pre-print online publication of our research study titled “Association of interleukin-1 gene variations with moderate to severe chronic periodontitis in multiple ethnicities” in the Journal of Periodontal Research. The study results from multiple ethnic groups further validated the association between periodontitis and the interleukin-1 beta (IL1B) composite genotype pattern, a specific genetic profile that can be elucidated by our PerioPredictTM genetic risk test. In addition, the study results demonstrated that detection of the IL1B variations tested provided added value in the prediction of moderate to severe periodontitis above and beyond the risk attributable to smoking and diabetes alone.

On April 22, 2014, we announced receipt of conditional approval from the New York State Department of Health to offer, process and report the results of the PerioPredict™ Genetic Risk Test for periodontal disease.  The State of New York is the only U.S. state that requires an independent regulatory review process including technical validation with clinical utility for laboratory developed tests run within a CLIA certified laboratory. As a result of New York State approval the PerioPredict™ test is now available to dental providers and their patients in all 50 U.S. states.

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

A recently published paper in the Journal of the American College of Cardiology (Tsimikas et al. 2014) extends the scientific evidence supporting the value of Interleukin Genetics’ proprietary heart health test to improve the identification of individuals with a prior diagnosis of cardiovascular disease who are at increased risk for a future cardiovascular disease event. This test has the potential to change a physician’s clinical actions to better manage cardiovascular disease risk. This test may be most appropriately applied in the future to guide use of drugs currently in development by others that directly address the biological mechanisms identified by our test.

We market our Inherent Health® brand of genetic assessment tests primarily through our commercial relationships with Alticor Inc. affiliated companies. Alticor is a related party. On October 26, 2009, we entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor. Pursuant to this agreement, Amway Global sells our Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. In the three months ended June 30, 2014 and 2013, revenues from this agreement accounted for approximately 39% and 24% of our revenues, respectively. In the six months ended June 30, 2014 and 2013, revenues from this agreement accounted for approximately 37% and 38% of our revenues, respectively.

Beginning in September 2012 and again in 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor, a related party, placed purchase orders totaling approximately $3.3 million consisting of Weight Management kits. The kits are included as part of a promotional bundle of products that Amway is now selling to their Individual Business Owners (IBOs). Of the $3.3 million in orders $1.8 million was received in 2013 for the 2014 program and $1.5 million for the 2013 program. All cash for the orders and royalties was received by December 31, 2013. The 2013 program was amended by ABG so that it would not expire at December 31, 2013. Rather than having all program kits expire at December 31, 2013, cash received from the orders will remain in deferred revenue until the tests are returned and processed. For the three months ended June 30, 2014 and 2013, approximately 38% and 67%, respectively, of our revenue came from sales through ABG’s promotional product bundle program. For the six months ended June 30, 2014 and 2013, approximately 38% and 49%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

On September 21, 2012, we entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Alticor. Pursuant to this License Agreement, we granted ABGI and its affiliates a non-exclusive license to use the technology related to our Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa. ABGI, or a laboratory designated by ABGI, is responsible for processing the tests, and we receive a royalty for each test sold. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement. During the three and six months ended June 30, 2014, $43,000 and $97,885, respectively, has been earned. No royalties were earned in the same period in 2013.

In connection with the execution of the License Agreement, the Company and ABGI also entered into a Professional Services Agreement (the “PSA”) pursuant to which the Company has agreed to provide services to ABGI in connection with its sale and processing of the tests within the Territories. Services will be provided pursuant to a statement of work to be entered into from time to time between the parties. Such statements of work will also specify the fees to be paid by ABGI to Interleukin for such services. The PSA has no set term and may be terminated by either party, subject to certain conditions. To date, we have earned $5,250 in fees from this agreement.

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

We recognize revenue from genetic testing services when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. During the fourth quarter of 2013, we concluded that sufficient historical customer genetic test redemption patterns existed to determine the period of time after which the likelihood of test redemption was remote for Inherent Health tests purchased. Based on our analysis of the redemption data, we estimate that period of time to be three years after the sale of a genetic test kit. Prior to making this determination, revenue was recognized only on test kits returned and processed. Beginning in the fourth quarter of 2013, we began to recognize breakage revenue related to genetic tests kits utilizing the remote method. Under the remote method, breakage revenue should be recognized when the likelihood of the customer exercising rights of redemption becomes remote. The term remote requires statistical analysis of customer redemption patterns for all tests sold and returned. We analyzed redemption patterns from 2009 through 2013. Included in genetic test revenue in the three and six months ended June 30, 2014 is $92,364 and $156,861 of breakage revenue related to unredeemed genetic test kits from the first and second quarter of 2011. We will continue to recognize breakage revenue and the corresponding deferred cost of goods as well as analyze the data on a quarterly basis based on the historical analysis.

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

Results of Operations

Three Months Ended June 30, 2014 and 2013

Total revenue was $529,000 for the three months ended June 30, 2014 compared to $852,000 for the three months ended June 30, 2013. The change in total revenue is attributable to higher revenues in the 2013 period due to a promotion, by our partner Amway, resulting in a larger volume of pre-paid test kits returned for processing. The decrease in genetic testing revenue quarter to quarter was partially offset by $92,364 of breakage revenue recognized in the three months ended June 30, 2014, whereas no breakage revenue was recognized in the three months ended June 30, 2013. In addition, the Company earned $43,000 of royalties in the second quarter of 2014 from our agreement with ABGI whereas no fees were earned under this agreement in the second quarter of 2013.

During the three months ended June 30, 2014, 39% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global compared to 24% during the three months ended June 30, 2013. During the same period, 38% and 67%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

Cost of revenue for the three months ended June, 30 2014 was $362,000, or 68.4% of revenue, compared to $496,000, or 58.3% of revenue, for the three months ended June 30, 2013. The increase in the cost of revenue as a percentage of revenue in the three months ended June 30, 2014 is primarily attributable to fixed laboratory costs associated with processing a lower volume of genetic tests, as compared to the same period in 2013. Deferred cost of revenue related to breakage revenue was $3,700 for the three months ended June 30, 2014. No breakage revenue or costs were recognized in the three months ended June 30, 2013.

Research and development expenses were $216,000 for the three months ended June 30, 2014, compared to $188,000 for the three months ended June 30, 2013. The increase of $28,000 or 14.8%, in research and development expenses is primarily attributable to increased compensation based primarily on employee annual performance reviews.

Selling, general and administrative expenses were $1.5 million for the three months ended June 30, 2014, compared to $1.6 million for the three months ended June 30, 2013. The decrease of $100,000, or 6.3%, is primarily attributable to decreased expenses related to marketing activities for our PerioPredict™ periodontal test, decreased consulting and professional expenses and lower sales commissions paid to Amway Global as part of our Merchant Network and Channel Partner Agreement, partially offset by increased compensation expenses based primarily on employee annual performance reviews.

Interest income was $1,600 for the three months ended June 30, 2014, as compared to $345,000 in expense for the three months ended June 30, 2013. There was no interest expense in the three months ended June 30, 2014 due to the conversion of all outstanding convertible debt to common stock on May 17, 2013 as part of the May 2013 Private Placement.

Six Months Ended June 30, 2014 and 2013

Total revenue was $1.0 million for the six months ended June 30, 2014 compared to $1.3 million for the six months ended June 30, 2013. The change in total revenue is attributable to higher revenues in the 2013 period due to a promotion, by our partner Amway, resulting in a larger volume of pre-paid test kits returned for processing. The decrease in genetic testing revenue quarter to quarter was partially offset by $156,861 of breakage revenue recognized in the six months ended June 30, 2014, whereas no breakage revenue was recognized in the six months ended June 30, 2013. In addition, we earned $98,000 of royalties in the first and second quarter of 2014 from our agreement with ABGI whereas no fees were earned under this agreement in the same period in 2013.

During the six months ended June 30, 2014, 37% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global compared to 38% during the six months ended June 30, 2013. During the same period, 38% and 49%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

Cost of revenue for the six months ended June 30, 2014 was $757,000, or 74.5% of revenue, compared to $880,000, or 65.7% of revenue, for the six months ended June 30, 2013. The increase in the cost of revenue as a percentage of revenue in the six months ended June 30, 2014 is primarily attributable fixed laboratory costs associated with processing a lower volume of genetic tests, as compared to the same period in 2013. Deferred cost of revenue related to breakage revenue was $6,100 for the six months ended June 30, 2014. No breakage revenue or costs were recognized in the six months ended June 30, 2013.

Research and development expenses were $425,000 for the six months ended June 30, 2014, compared to $348,000 for the six months ended June 30, 2013. The increase of $77,000 or 21.9%, in research and development expenses is primarily attributable to increased compensation based primarily on employee annual performance reviews.

Selling, general and administrative expenses were $3.0 million for the six months ended June 30, 2014, compared to $2.6 million for the six months ended June 30, 2013. The increase of $400,000, or 15.4%, is primarily attributable to increased compensation expenses based primarily on employee annual performance reviews, partially offset by decreased expenses related to marketing activities for our PerioPredict™ periodontal test, decreased consulting and professional expenses and lower sales commissions paid to Amway Global as part of our Merchant Network and Channel Partner Agreement.

Interest income was $4,000 for the six months ended June 30, 2014, as compared to $459,000 in expense for the six months ended June 30, 2013. There was no interest expense in the six months ended June 30, 2014 due to the conversion of all outstanding convertible debt to common stock on May 17, 2013 as part of the May 2013 Private Placement.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $4.2 million.

Cash used in operations was $3.3 million for the six months ended June 30, 2014 compared to $1.5 million for the six months ended June 30, 2013. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of related party receivables, inventory levels, receipt of orders and the timing of payments to suppliers.

Cash used in investing activities was $61,000 for the six months ended June 30, 2014, compared to $10,000 for the six months ended June 30, 2013. These amounts represent capital additions.

Cash provided by financing activities was $19,000 for the six months ended June 30, 2014 compared to $11.1 million for the six months ended June 30, 2013. On May 17, 2013, we entered into a Common Stock Purchase Agreement with various accredited investors, pursuant to which we sold an aggregate of 43,715,847 shares of our common stock, at a price of $0.2745 per share for net cash proceeds of $11.1 million. We received $19,000 from stock purchases through the employee stock purchase plan during the six months ended June 30, 2014 compared to $13,000 for the six months ended June 30, 2013. We received $500 from the exercise of employee stock options during the six months ended June 30, 2013 whereas no employee stock options were exercised during the six months ended June 30, 2014.

The amount of cash we generate from operations is currently not sufficient to continue to fund operations and grow our business. We expect that our current and anticipated financial resources will be adequate to maintain our current and planned operations at least through November 30, 2014. If we are unable to obtain funding from our current or new investors, we may have to end our operations and seek protection under bankruptcy laws. We will need significant additional capital to fund our continued operations, to facilitate the continued commercial launch of our PerioPredict™ genetic test, for continued research and development efforts, and for obtaining and protecting patents and administrative expenses. We believe our success depends on our ability to have sufficient capital and liquidity to fund operations at least until we begin to receive significant revenues from the processing of the PerioPredict™ genetic test under the Preferred Participation Agreement with RHSC, as well as from agreements we may enter into with other dental care providers who may utilize the PerioPredict™ test in their dental plans. The timing of any revenues that we may receive under this agreement or any other agreements we may enter into is dependent upon the timing of the offering of Reimbursed Dental Plans by RHSC affiliates and other insurance companies and dental care providers, which timing is uncertain at this time, and is contingent upon a number of factors, including the ability for a provider to develop Reimbursed Dental Plans and to develop a viable market for such plans. RHSC has informed us that it has presented the scientific data underlying Reimbursed Dental Plans to a number of customers and will make available Reimbursed Dental Plans as an alternative to a customer’s current plan for any customer that expresses an interest in such a plan. We do not expect to receive any significant revenues under this agreement until 2015, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues under this agreement. We continue to discuss the use of the PerioPredict™ test with other dental providers.

Until such time, if ever, that we generate revenues sufficient to fund operations, we may fund our operations by issuing common stock, debt or other securities in one or more public or private offerings, as market conditions permit, or through the incurrence of debt from commercial lenders. We have retained a financial advisor and are actively seeking additional funding, however, additional funding may not be available on favorable terms. We currently trade on the OTCQB™. As a result, our access to capital through the public markets may be more limited. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. There can be no assurance that additional funds will be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or cease activities or operations or enter into licenses or other arrangements with third parties on terms that may be unfavorable to us or sell, license or relinquish rights to develop or commercialize our products, technologies or intellectual property, or seek protection under U.S. bankruptcy laws. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Recent Accounting Pronouncements

Please see the discussion of “Recent Accounting Pronouncements” in Note 4, “Significant Accounting Policies” contained in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 and Note 3, “Summary of Significant Accounting Policies” contained in the Notes to Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except for the addition of the following risk factor:

If we fail to obtain additional capital by the end of November 2014, we may have to end our operations and seek protection under bankruptcy laws.

We expect that our current and anticipated financial resources will be adequate to maintain our current and planned operations only through November, 2014. We need significant additional capital to fund our continued operations, including for the continued commercial launch of our PerioPredict™ genetic test, continued research and development efforts, obtaining and protecting patents and administrative expenses. We have retained a financial advisor and are actively seeking additional funding, however, based on current economic conditions, additional financing may not be available, or, if available, it may not be available on favorable terms. In addition, the terms of any financing may adversely affect the holdings or the rights of our existing shareholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing shareholders will result. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, tests or products in development. If we cannot obtain additional funding on acceptable terms, we may have to discontinue operations and seek protection under U.S. bankruptcy laws.

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

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 and under “Item 1A. Risk Factors” above in this Quarterly Report on Form 10-Q. In addition, the forward-looking statements contained herein represent our estimates and expectations only as of the date of this filing and should not be relied upon as representing our estimates and expectations as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Exhibit
10.1	Second Amendment, dated May 30, 2014, to Common Stock Purchase Agreement, dated May 17, 2013, as amended on March 31, 2014 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 2, 2014 (File No. 001-32715)).
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Interleukin Genetics Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Deficit, (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interleukin Genetics, Inc.

Date: August 13, 2014	By:	/s/ Kenneth S. Kornman
Kenneth S. Kornman Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2014	By:	/s/ Eliot M. Lurier
Eliot M. Lurier Chief Financial Officer (Principal Financial Officer)

