Form 10-Q
period 2014-09-30
INTERLEUKIN GENETICS INC
filed 2014-11-13
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, par value $0.001 per share	122,583,642

INTERLEUKIN GENETICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

Smaller Reporting Company – Scaled Disclosure

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies”.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLEUKIN GENETICS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,604,399	$7,542,281
Accounts receivable from related party	34,716	534,703
Trade accounts receivable	14,743	8,817
Inventory	167,176	190,424
Prepaid expenses	561,353	676,358
Total current assets	3,382,387	8,952,583
Fixed assets, net	817,447	844,606
Intangible assets, net	219,290	289,865
Other assets	38,001	38,001
Total assets	$4,457,125	$10,125,055
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$297,878	$835,439
Accrued expenses	190,729	252,953
Deferred revenue	3,031,229	3,783,441
Total current liabilities	3,519,836	4,871,833

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.001 par value — 300,000,000 shares authorized; 122,548,292 and 122,448,707 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	122,550	122,449
Additional paid-in capital	120,267,268	119,885,371
Accumulated deficit	(119,452,529)	(114,754,598)
Total stockholders’ equity	937,289	5,253,222
Total liabilities and stockholders’ equity	$4,457,125	$10,125,055

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Genetic testing	$439,400	$411,557	$1,342,947	$1,744,342
Other	32,751	7,484	145,365	14,220
Total revenue	472,151	419,041	1,488,312	1,758,562
Cost of revenue	358,578	362,769	1,115,095	1,242,757
Gross profit	113,573	56,272	373,217	515,805
Operating expenses:
Research and development	242,142	161,353	666,839	509,509
Selling, general and administrative	1,305,583	2,035,179	4,338,245	4,610,737
Amortization of intangibles	23,525	27,317	70,575	81,950
Total operating expenses	1,571,250	2,223,849	5,075,659	5,202,196
Loss from operations	(1,457,677)	(2,167,577)	(4,702,442)	(4,686,391)
Other income (expense):
Interest income	911	2,488	4,511	4,628
Interest expense	-	(10,968)	-	(472,185)
Total other income (expense)	911	(8,480)	4,511	(467,557)
Loss before income taxes	(1,456,766)	(2,176,057)	(4,697,931)	(5,153,948)
Benefit for income taxes	-	-	-	-
Net loss	$(1,456,766)	$(2,176,057)	$(4,697,931)	$(5,153,948)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.04)	$(0.06)
Weighted average common shares outstanding, basic and diluted	122,548,292	122,277,324	122,515,671	79,666,229

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2012	5,500,000	$5,500	36,761,864	$36,762	$94,030,603	$(107,696,665)	$(13,623,800)
Net loss						(5,153,948)	(5,153,948)
Private placement of common stock, net of offering costs of $1,735,000	-	-	43,715,847	43,716	11,265,204	-	11,308,920
Conversion of preferred stock	(5,500,000)	(5,500)	39,089,161	39,089	(33,589)	-	-
Conversion of convertible debt	-	-	2,521,222	2,521	14,313,734	-	14,316,255
Common stock issued:
Exercise of stock options	-	-	252,000	252	80,268	-	80,520
Cancellation of restricted stock	-	-	(2,500)	(2)	2	-	-
Employee stock purchase plan	-	-	79,496	79	23,153	-	23,232
Stock-based compensation expense	-	-	-	-	84,608	-	84,608
Balance as of September 30, 2013	-	$-	122,417,090	$122,417	$119,763,983	$(112,850,613)	$7,035,787
Balance as of December 31, 2013	-	$-	122,448,707	$122,449	$119,885,371	$(114,754,598)	$5,253,222
Net loss	-	-	-	-	-	(4,697,931)	(4,697,931)
Common stock issued:
Employee stock purchase plan			99,585	101	27,456		27,557
Stock-based compensation expense	-	-	-	-	354,441	-	354,441
Balance as of September 30, 2014	-	$-	122,548,292	$122,550	$120,267,268	$(119,452,529)	$937,289

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,697,931)	$(5,153,948)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	190,012	161,302
Stock-based compensation expense	354,441	84,608
Change in fair value of warrants	-	297,547
Changes in operating assets and liabilities:
Accounts receivable, net	(5,926)	31,685
Receivable from related party	499,987	550,297
Inventory	23,248	25,682
Prepaid expenses and other current assets	115,005	(139,215)
Accounts payable	(537,561)	628,154
Accrued expenses	(66,011)	25,578
Deferred revenue	(752,212)	164,920
Deferred Liability	3,787	-
Net cash used in operating activities	(4,873,161)	(3,323,390)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(92,278)	(273,653)
Net cash used in investing activities	(92,278)	(273,653)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement of common stock	-	12,000,000
Private placement offering costs	-	(988,626)
Proceeds from exercises of employee stock options	-	80,520
Proceeds from employee stock purchase plan	27,557	23,232
Net cash provided by financing activities	27,557	11,115,126
Net increase (decrease) in cash and cash equivalents	(4,937,882)	7,518,083
Cash and cash equivalents, beginning of period	7,542,281	1,225,426
Cash and cash equivalents, end of period	$2,604,399	$8,743,509

Supplemental disclosures of cash flow information:
Cash paid for interest	-	$219,914

Supplemental disclosures of non-cash financing activities:
Interest related to fair value of warrants market adjustment	-	$297,547

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

Note 1—Basis of Presentation

Interleukin Genetics, Inc. (“the Company”) develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive or therapeutic measures. The Company’s principal operations and markets are located in the United States.

The accompanying condensed financial statements include the accounts of the Company as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013.

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire fiscal year.

For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and Note 3 to our condensed financial statements contained herein.

Note 2—Operating Matters and Liquidity

The Company has experienced net operating losses since its inception through September 30, 2014. The Company had net losses of $7.1 million and $5.1 million for the years ended December 31, 2013 and 2012, respectively, and $4.7 million for the nine months ended September 30, 2014, contributing to an accumulated deficit of $119.5 million as of September 30, 2014.

The Company continues to take steps to reduce genetic test processing costs. Cost savings are primarily achieved through test process improvements and manufacturing key kit components in-house. Management believes that the current laboratory space is adequate to process high volumes of genetic tests.

As more fully discussed in Note 7 herein, on May 17, 2013, the Company entered into a Common Stock Purchase Agreement with various accredited investors, pursuant to which the Company sold an aggregate of 43,715,847 shares of its common stock in a private placement transaction (the “May 2013 Private Placement”), at a price of $0.2745 per share for gross proceeds of $12,000,000. The investors also received warrants to purchase up to an aggregate of 32,786,885 shares of common stock at an exercise price of $0.2745 per share. The warrants are exercisable as to 63% of the shares immediately and as to 37% of the shares following receipt of shareholder approval to increase in the number of authorized shares of common stock from 150,000,000 to 300,000,000, which occurred on August 9, 2013. The warrants have a term of seven years from the date they became exercisable.

In addition, pursuant to the Second Amendment to the Common Stock Purchase Agreement, dated May 30, 2014, each Purchaser has the right, at any time on or before December 31, 2014, to purchase at one or more subsequent closings its pro rata share of up to an aggregate of $5,000,000 of additional shares of common stock and receive associated warrants on the same terms and conditions as those set forth above. If, prior to December 31, 2014, investors have not purchased their entire pro rata share of such additional investment of $5,000,000, those who have purchased their entire pro rata share of the additional investment, will be entitled to purchase the unsold portion of the additional investment.

On February 25, 2013, as amended on November 1, 2013, the Company entered into a Preferred Participation Agreement with Renaissance Health Services Corporation (RHSC), for itself and on behalf of certain of its affiliates and subsidiaries. RHSC is an affiliate of eight Delta Dental member companies in their eight respective states. Pursuant to this agreement, affiliates of RHSC agreed to work to develop dental benefit plans that provided for use of the PerioPredict™ test and reimbursement of the test at an agreed upon price (each such plan, hereinafter referred to as a “Reimbursed Dental Plan”). RHSC has informed us that it has presented the scientific data underlying the Reimbursed Dental Plans to a number of customers and will make available Reimbursed Dental Plans as an alternative to a customer’s current plan for any customer that expresses an interest in such a plan. The timing of any revenues that we may receive under this agreement is dependent upon the timing of the offering of such plans, which timing is uncertain at this time, and is contingent upon a number of factors, including RHSC’s affiliates’ ability to develop such plans and to develop a viable market for such plans. In addition, the Company has begun to contact other insurance companies with respect to the use of PerioPredict™ in their dental care policies.

The amount of cash the Company generates from operations is currently not sufficient to continue to fund operations and grow its business. The Company expects that its current and anticipated financial resources will be adequate to maintain current and planned operations at least through February 28, 2015, compared to the previous estimate that cash would be sufficient to fund operations through November 30, 2014. The current estimate is based on a) less use of cash in the three months ended September 30, 2014 than was previously expected, b) less expected use of cash going forward through February 28, 2015 than was needed in earlier months in 2014, and c) the receipt of $250,000 from Amway that was not previously expected (see Note 4 – Related Party Transactions). If the Company is unable to obtain funding from its current or new investors, it may have to end its operations and seek protection under bankruptcy laws. The Company will need significant additional capital to fund its continued operations, to facilitate the continued commercial launch of the PerioPredict™ genetic test, for continued research and development efforts, and for obtaining and protecting patents and administrative expenses. There is no assurance that additional funds will be available when needed on terms that are acceptable to the Company or at all.

The Company’s financial statements have been prepared assuming that it will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company expects to incur additional losses in 2014 and, accordingly, is dependent on financings and continued revenue to fund its operations.

The ability of the Company to realize the carrying value of its fixed assets and intangible assets is dependent on management’s ability to successfully execute on its plan. The Company needs to generate additional funds in order to meet its financial obligations. If it is unsuccessful in doing so, the Company may not be able to realize the carrying value of its fixed assets and intangible assets.

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

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of September 30, 2014 and December 31, 2013, the Company had deferred genetic test revenue of $3.0 million and $3.8 million, respectively. Included in deferred revenue at September 30, 2014 is $1.5 million for kits that are still outstanding one year or longer after initial kit sale, of which $0.5 million was sold directly to consumers (credit card payments) and $1.0 million was sold to distributors for the Body Key promotional bundle.

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

Beginning in the fourth quarter of 2013, the Company began to recognize breakage revenue related to genetic test kits utilizing the remote method. Under the remote method, breakage revenue is recognized when the likelihood of the customer exercising rights of redemption becomes remote. The term remote requires statistical analysis of customer redemption patterns for all tests sold and returned. The Company analyzed redemption patterns from 2009 through 2013. Included in genetic test revenue in the three and nine months ended September 30, 2014, is $85,519 and $242,380, respectively, of breakage revenue related to unredeemed genetic test kits sold in the matching periods of 2011. The Company expects to continue to recognize breakage revenue and the corresponding deferred cost of goods on a quarterly basis based on the historical analysis.

Sales Commission

On October 26, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor Inc. (“Alticor”). Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. The Company accounts for sales commissions due to Amway Global under the Merchant Network and Channel Partner Agreement in accordance with SEC Staff Accounting Bulletin (“SAB”) 104. Commissions are recorded as an expense at the time they become due which is at the point of sale. The cost of commissions was $59,000 and $81,000 for the three months ended September 30, 2014 and 2013, respectively, and $160,000 and $318,000 for the nine months ended September 30, 2014 and 2013, respectively.

Accounts Receivable

Accounts receivable is stated at estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its commercial genetic test customers a 2% cash discount if payment is made by bank wire transfer within 10 days of the invoice date. No accounts receivable reserve is required at September 30, 2014 as all accounts receivable are expected to be collected.

Inventory

Inventory is carried at lower of cost (first-in, first-out method) or market and no inventory reserve was deemed necessary at December 31, 2013 or September 30, 2014. As the Company does not manufacture any products, no overhead costs are included in inventory. When a test kit is sold, the corresponding cost of the test kit is recorded as cost of goods sold and removed from inventory. The Company has contracted with a fulfillment provider to supply its PerioPredict™ genetic tests kits to dental offices. The agreement with the provider provides that the vendor will purchase and fulfill all materials related to the genetic test kit and delivery, with the Company’s approval. The Company pays for materials and fulfillment charges when the product is shipped. Any kit components remaining at the fulfillment center are reflected in inventory with a corresponding offset to accounts payable. At September 30, 2014 and December 31, 2013, $35,000 and $41,000, respectively, of raw materials are at the fulfillment center and reflected in inventory with a corresponding entry to accounts payable.

Inventory consisted of the following:

	September 30, 2014	December 31, 2013

Raw materials	$158,490	$180,948
Finished goods	8,686	9,476
Total inventory, net	$167,176	$190,424

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

Significant management judgment is required in determining the Company’s provision (benefit) for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of approximately $29.9 million as of September 30, 2014, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

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

As a result of the Company’s change in its capital structure during the quarter ending June 30, 2013, the Company may have undergone an IRC section 382 ownership change which would limit its ability to realize the benefit of its tax attributes (i.e., federal/state net operating losses and research and development credits) during their respective carry forward periods. Furthermore, pursuant to the change in capital structure, the Company realized cancellation of indebtedness income under IRC section 108(e)(8), which reduced the Company’s federal net operating loss carry-forward pursuant to IRC section 108(b)(2)(A), due to the fact that the Company’s liabilities exceeded the fair market value of its assets. Accordingly, the Company had a reduction in its deferred tax asset and a corresponding reduction in its valuation allowance within the financial statements for year-to-date September 30, 2013. The cancellation of indebtedness income resulted from a shareholder’s conversion of debt of approximately $14.3 million into common stock of the Company.

The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the year ended December 31, 2013 and the nine months ended September 30, 2014. However, if the Company incurred interest and penalties they would be recorded in general and administrative expenses.

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

	As of September 30,
	2014	2013
Options outstanding	4,810,675	1,603,150
Warrants outstanding	37,269,125	37,269,125
Total	42,079,800	38,872,275

Fair Value of Financial Instruments

The Company, using available market information, has determined the estimated fair values of financial instruments. The stated values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these instruments. The fair value of warrants is calculated using the Black-Scholes pricing model.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with a domestic financial institution that the Company believes to be of high credit standing. The Company believes that, as of September 30, 2014, its concentration of credit risk related to cash and cash equivalents was not significant. Cash and cash equivalents are available on demand and are generally in excess of FDIC insurance limits.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the remaining term of the lease.

Assets that have not yet been placed in service, have the costs incurred presented as part of Projects in Progress. Once the asset has been placed in service, the related costs are transferred to the appropriate category and depreciation commences. At December 31, 2013, Projects in Progress had a balance of $526,000, all of which were laboratory improvement projects. All of those projects were placed in service in the first nine months of 2014, resulting in a balance of $0 as of September 30, 2014.

Segment Reporting

As of September 30, 2014 and 2013, the Company has one segment, the genetic test business. The Company develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive measures. The Company’s principal operations and markets are located in the United States.

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

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. This amendment is to be either retrospectively adopted to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. We are evaluating the impact of the adoption of this guidance to determine whether or not it has a material impact on the Company's financial statements.

FASB ASC 606 ASU 2014-15 - Presentation of Financial Statements—Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

In August 2014, the FASB issued ASU No. 2014-15, which applies should a company be facing probable liquidation within one year of the issuance of the financial statements, but is not actually in liquidation at the time of issuance.  The applicable basis for presentation remains as a going concern, but if liquidation within one year is probable, then certain disclosures must be included in the financial statement presentation.  ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We are not electing to adopt early and are evaluating the impact of ASU 2014-15 on our financial disclosures.

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

On October 26, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor Inc. Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. We paid Amway Global $59,000 and $81,000 in commissions for the three months ended September 30, 2014 and 2013, respectively, and $160,000 and $318,000 in commissions for the nine months ended September 30, 2014 and 2013, respectively, representing a percentage of net sales to their customers. The Company expenses commissions owed to Amway Global at the point of sale with the customer.

Beginning in September 2012 and again in 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor, a related party, placed purchase orders totaling approximately $3.3 million consisting of weight management kits. The kits are included as part of a promotional bundle of products that Amway is now selling to their Individual Business Owners (IBOs). Of the $3.3 million in orders $1.8 million was received in 2013 for the 2014 program and $1.5 million for the 2013 program. Cash for the kits purchased for the 2013 program was received in the first quarter of 2013 and cash for the kits purchased for the 2014 program was received by December 31, 2013. As a component of the promotional program, and not reflective of actual product expiry, the kits were required to be redeemed by a certain date. The initial program required redemption by December 31, 2013, but the date of required redemption was extended such that the revenues will remain deferred until those kits are redeemed or the breakage analysis determines the probability of eventual redemption is remote. In February 2014, we removed the redemption date requirement, for which ABG paid us $519,000 as a retrospective increase in the product purchase price. In October 2014, we received $250,000 as a retrospective increase in the product purchase price for unsold kits as consideration for extending the required redemption date of the 2014 promotional program to December 31, 2017. Cash received for these kits will be treated as deferred revenues until specific kits are returned for processing or on the final allowed redemption date of December 31, 2017.

On September 21, 2012, the Company entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Pyxis, a subsidiary of Alticor, Inc. Pursuant to the License Agreement, the Company has granted ABGI and its affiliates a non-exclusive license to use the technology related to Interleukin’s Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa (the “Territories”). ABGI, or a laboratory designated by ABGI, will be responsible for processing the tests, and the Company will receive a royalty for each test sold, which royalty will increase if certain pending patent applications are issued. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement. Thereafter, the term will automatically renew for additional one-year periods unless at least 60 days prior notice is delivered by either party. During the three and nine months ended September 30, 2014, $30,750 and $128,790, respectively, was earned under this agreement. The declining sales pattern is due to reduced unit sales which may be partially reflective of consumer sales seasonality patterns in Europe. No royalties were earned under this agreement during the same period in 2013.

In connection with the execution of the License Agreement, the Company and ABGI also entered into a Professional Services Agreement (the “PSA”) pursuant to which the Company has agreed to provide services to ABGI in connection with its sale and processing of the tests within the Territories. Services will be provided pursuant to a statement of work to be entered into from time to time between the parties. Such statements of work will also specify the fees to be paid by ABGI to Interleukin for such services. The PSA has no set term and may be terminated by either party, subject to certain conditions. As of December 31, 2013, the Company has earned $5,250 in fees from this agreement. No fees were earned in the nine months ended September 30, 2014.

For the three months ended September 30, 2014 and 2013, approximately 48% and 40%, respectively, of the Company’s revenue came from sales through the Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor, and 30% and 43%, respectively, of the Company’s revenue came from sales through ABG’s promotional product bundle program. For the nine months ended September 30, 2014 and 2013, approximately 41% and 38%, respectively, of the Company’s revenue came from sales through the Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor, and 35% and 47%, respectively, of the Company’s revenue came from sales through ABG’s promotional product bundle program.

On February 25, 2013, the Company entered into a Preferred Participation Agreement with RHSC, for itself and on behalf of certain of its affiliates and subsidiaries. RHSC is a related party through its affiliation with Delta Dental Plan of Michigan, Inc. (“DDMI”), a stockholder of the Company. Pursuant to this agreement, affiliates of RHSC agreed to reimburse the Company a fixed price for each PerioPredict™ (formerly PST®) genetic test that the Company processed for a customer of affiliates of RHSC. In addition, if during the term of the agreement, the Company offered the PerioPredict™ test to any other person or party for a lower price, such lower price would then be applicable to tests processed for a customer of such affiliates of RHSC for the remainder of the term of the agreement. The pricing arrangement was subject to the satisfaction of certain milestones, including that (1) within a specified timeframe, RHSC affiliates were to develop and offer dental benefit plans for which a significant portion of such affiliate's clients are eligible that provided for use of the PerioPredict™ test and reimbursement of the test at the agreed upon price (each such plan, hereinafter referred to as a “Reimbursed Dental Plan”) and (2) prior to a specified date, RHSC affiliates were to have sold policies for Reimbursed Dental Plans for the year beginning January 1, 2014. The Company agreed that for a one year period beginning on the date on which RHSC affiliates first offered a Reimbursed Dental Plan, it would make the PerioPredict™ test available solely to RHSC affiliates and not to any other third party or person. This agreement had a term of three years beginning on February 25, 2013.

On November 1, 2013, the Company entered into an Amended and Restated Preferred Participation Agreement with RHSC, for itself and on behalf of certain of its affiliates and subsidiaries. Pursuant to this agreement, affiliates of RHSC have agreed to reimburse the Company a fixed price for each PerioPredict™ genetic test that the Company processes for a customer of affiliates of RHSC. In addition, if during the term of the agreement the Company offers the PerioPredict™ test to any other person or party for a lower price, such lower price shall then be applicable to tests processed for a customer of such affiliates of RHSC for the remainder of the term of the agreement. RHSC and its affiliates will continue to receive the preferred pricing (or any lower market price during the term) only for so long as affiliates of RHSC continue to: (a) work to develop and to offer Reimbursed Dental Plans for which a significant portion of employees of RHSC’s affiliates’ customers are eligible; and (b) exercise their commercially-reasonable best efforts to maximize the number of customers that offer a Reimbursed Dental Plan. In addition, under the terms of the amended agreement, we are no longer obligated to make the PerioPredict™ test available solely to RHSC affiliates and not to any other third party or person. This amended agreement has a term of three years beginning February 25, 2013, unless terminated earlier (1) upon the mutual written agreement of us and RHSC, (2) if either party becomes the subject of bankruptcy, insolvency, liquidation or other similar proceedings, or (3) in the event of an uncured breach of the amended agreement by either party.

The timing of any revenues that the Company may receive under the amended agreement with RHSC is dependent upon the timing of the offering of Reimbursed Dental Plans and the subsequent adoption of such Reimbursed Dental Plans by RHSC customers, the timing of which is very uncertain at this time and is dependent on a viable market developing for such plans. RHSC has informed us that it has presented the scientific data underlying Reimbursed Dental Plans to a number of customers and will make available Reimbursed Dental Plans as an alternative to a customer’s current plan for any customer that expresses an interest in such a plan. The Company does not expect to receive any significant revenues under this agreement until 2015, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues under this agreement.

Note 5—Intangible Assets

Intangible assets consisted of the following:

	September 30, 2014	December 31, 2013

Patent costs	$1,154,523	$1,154,523
Less — Accumulated amortization	(935,233)	(864,658)
Total	$219,290	$289,865

Patent amortization expense was $23,525 and $27,316 for the three months ended September 30, 2014 and 2013, respectively, and $70,575 and $81,950 for the nine months ended September 30, 2014 and 2013, respectively.

Patent costs which are amortized on a straight-line basis over a 10-year life, are scheduled to amortize as follows:

Year ending December 31,

2014 (remaining three months)	$23,525
2015	77,656
2016	61,119
2017	42,229
Thereafter	14,761
$219,290

Note 6—Commitments and contingencies

Operating Lease

The Company leases its office and laboratory space under a non-cancelable operating lease which was originally scheduled to expire on March 31, 2014. On February 7, 2014, the Company entered into the Second Amendment to Commercial Lease which, among other things, extends the term of the lease from March 31, 2014 to March 31, 2017 and reduced the 19,000 square feet, the amount of space under the master lease, by approximately 6,011 square feet, to approximately 13,000 square feet, which is the amount of space the Company currently occupies. In May 2010, the Company completed a sublease of the 6,011 square feet of underutilized office and laboratory space. The sublease also expired on March 31, 2014. Rent expense, net of the benefit of the sublease, was $80,264 and $85,453 for the three months ended September 30, 2014 and 2013, respectively, and $230,000 and $246,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

On December 26, 2012, the Company entered into an employment agreement with Scott Snyder for the position of Chief Marketing Officer beginning on January 2, 2013. The agreement provides for a minimum annual base salary of $265,000. Mr. Snyder is also eligible for a bonus pursuant to the Employee Bonus Plan as set forth above. Per his employment agreement, Mr. Snyder is entitled to a maximum of $34,000 in expense reimbursement in calendar year 2013, and an additional $16,000 for the six months ended June 30, 2014, for travel and housing expenses from his residence to the Company’s offices. On July 23, 2013 the Compensation Committee of the Board of Directors agreed to an additional $10,000 for expenses. On August 4, 2014 the Compensation Committee of the Board of Directors agreed to an additional $20,000 for expenses through December 31, 2014. Upon hire, Mr. Snyder was granted an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.29, the fair value of the Company’s stock on January 2, 3013, the grant date of the option. The option will vest in three installments of 50,000, 66,000 and 84,000 shares on each of the first three anniversaries of the grant date.

Mr. Snyder’s agreement is terminable at will by the Company or Mr. Snyder. If the Company terminates Mr. Snyder without cause, then the Company will pay Mr. Snyder, in addition to any accrued, but unpaid compensation prior to termination, an amount equal to six months of his base salary in effect at the time of the termination.

On October 22, 2013, Dr. Kornman was granted an option to purchase 2,250,000 shares of the Company’s common stock, Eliot Lurier, the Company’s former Chief Financial Officer, was granted an option to purchase 750,000 shares and Mr. Snyder was granted an option to purchase 675,000 shares. Each such option has an exercise price of $0.3799, the fair value of the Company’s common stock on the grant date of the option and will vest as to 1/4 of the shares on the first anniversary of the grant date, and as to 1/36 of the remaining shares at the end of each month thereafter beginning on October 31, 2014. Effective September 5, 2014, Mr. Lurier terminated his employment with the company and as this occurred prior to the grant’s first anniversary, Mr. Lurier’s grant was cancelled in whole.

Note 7—Capital Stock

Authorized Preferred and Common Stock

As of September 30, 2014, the Company has 6,000,000 shares of preferred stock, par value $0.001 authorized and 300,000,000 shares of common stock, par value $0.001 authorized. As of September 30, 2014 the Company has 122,548,292 shares of common stock outstanding.

In addition, the company has the following shares of common stock reserved for issuance as of September 30, 2014:

	Reserved for issuance	Strike Price	Expiry

Shares reserved under outstanding stock options and options available for grant	10,765,500
Rights associated with Employee Stock Purchase Plan	539,302
Common stock additional purchase rights associated with May 2013 private placement	18,214,936
Warrants with common stock additional purchase rights associated with May 2013 private placement	13,661,202	$0.2745
Outstanding warrants issued in October 2010	1,750,000	$1.3000	March 5, 2015
Outstanding warrants issued in June 2012	437,158	$0.2745	June 29, 2017
Outstanding warrants issued in May 2013	20,655,737	$0.2745	May 17, 2020
Outstanding warrants issued in August 2013	14,426,230	$0.2745	August 9, 2020
	80,450,065

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

In connection with the May 2013 Private Placement, all preferred stockholders converted their shares of Preferred Stock to common stock in accordance with the terms of such preferred stock, resulting in the issuance of 39,089,161 shares of common stock. Also in connection with the May 2013 Private Placement, approximately $14.3 million in convertible debt was converted to common stock in accordance with the terms of such debt, resulting in the issuance of 2,521,222 shares of common stock.

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

In September, 2014, we issued warrants to our financial consultant, Danforth Advisors, to purchase up to 100,000 shares of common stock at a price of $0.25 per share. The warrants vest on a monthly basis over two years, provided that, if the Company terminates the Agreement without cause before the one year anniversary, 50% of the warrants immediately vest, and if the Company terminates the Agreement without cause on extension after one year, the remaining 50% of the warrants immediately vest. The warrant will also become exercisable in full upon a change of control of the Company if the Agreement is still in effect. The fair value of the warrants at issuance was $23,800.

Registration Rights Agreement

In connection with the May 2013 Private Placement, on May 17, 2013, the Company also entered into a Registration Rights Agreement with the Purchasers, Pyxis, DDMI and the placement agent, pursuant to which the Company was required to file a registration statement on Form S-1 within 45 days to cover the resale of (i) the shares sold to the Purchasers and the shares of common stock underlying the Warrants, (ii) the shares of common stock issued to Pyxis upon conversion of the Series A-1 Preferred Stock and the convertible debt, (iii) the shares of common stock issued to DDMI upon the conversion of the Series B Preferred Stock, and (iv) the shares of common stock underlying the Placement Agent Warrants. The Company filed the registration statement on July 1, 2013, and it was declared effective on August 9, 2013.

In addition, pursuant to the Purchasers right to purchase up to $5,000,000 of additional shares of the Company’s common stock and warrants, as described above, the Company will be required to file a registration statement to cover the resale of (i) any shares of common stock sold to the Purchasers pursuant to the additional investment and the shares of common stock underlying any warrants issued to Purchasers pursuant to such additional investment, and (ii) shares of common stock underlying any additional warrants issued to the placement agent in connection with the additional investment within 45 days following December 31, 2014.

Note 8—Stock-Based Compensation Arrangements

Total stock-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock option grants beginning of period	$108,363	$19,532	$348,545	$71,497
Stock-based arrangements during the period:
Stock option grants	-	3,061	1,166	9,170
Restricted stock issued:
Employee stock purchase plan	1,279	1,732	4,730	3,941
	$109,642	$24,325	$354,441	$84,608

Stock option and restricted stock grants

The following table details stock option and restricted stock activity:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	5,884,050	$0.43	2,302,000	$1.06
Stock options granted	137,000	0.35	200,000	0.29
Stock options exercised	-	-	(252,000)	0.32
Restricted stock exercised	-	-	(2,500)	-
Canceled/Expired	(1,210,375)	0.43	(644,350)	1.08
Outstanding, end of period	4,810,675	$0.43	1,603,150	$1.07
Exercisable, end of period	723,925	$0.71	668,700	$2.07

At September 30, 2014, there was approximately $969,000 of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Company’s stock plans.

Restricted Stock Awards

Holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. Recipients of restricted stock awards are generally not required to pay any consideration to the Company for these restricted stock awards. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period. During the nine months ended September 30, 2013, 2,500 shares of restricted stock were cancelled and at September 30, 2014 and 2013, there were no outstanding restricted stock awards.

Stock Option Grants

On August 9, 2013, the Company’s shareholders’ approved the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). During the nine month period ended September 30, 2014, the Company granted 137,000 stock options under the 2013 Plan. The 2013 Plan allows for the issuance of up to 8,860,000 additional shares of our common stock pursuant to awards granted under the 2013 Plan. Additionally, the 2013 plan allows for the issuance of up to a maximum of 2,435,500 additional shares of our common stock, pursuant to the cancellation, forfeiture, or expiry, of awards granted under the 2004 Plan and terminated on or after the 2013 plan approval on August 9, 2013. At September 30, 2014, the Company had recaptured 726,725 shares from the 2004 plan, leaving an aggregate of 5,954,825 shares of common stock available for grant under the 2013 Plan.

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

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are deemed to be compensatory because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the nine months ended September 30, 2014 and 2013, employees purchased 99,585 and 79,496 shares, respectively, of common stock at a weighted-average purchase price of $0.28 and $0.29, respectively, while the weighted-average market value was $0.32 and $0.34 per share, respectively, resulting in compensation expense of $4,730 and $3,941, respectively.

Note 9—Industry Risk and Concentration

The Company develops genetic risk assessment tests and performs research for its own benefit. As of September 30, 2014, the Company has introduced four genetic risk assessment tests commercially. Commercial success of the Company’s genetic risk assessment tests will depend on their success at being deemed to be scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partners.

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

During the three months ended September 30, 2014 and 2013, approximately 48% and 40%, respectively, of the Company’s revenue came from sales through the Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor, and 30% and 43%, respectively, of the Company’s revenue came from sales through ABG’s promotional product bundle program. During the nine months ended September 30, 2014 and 2013, approximately 41% and 38%, respectively, of the Company’s revenue came from sales through the Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor, and 35% and 47%, respectively, of the Company’s revenue came from sales through ABG’s promotional product bundle program.

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

During the nine months ended September 30, 2014, we continued to focus our resources on commercializing our PerioPredict™ test following completion of the large validation study of our PerioPredict™ test conducted in collaboration with the University of Michigan and Renaissance Health Services Corporation (“RHSC”), referred to herein as the PDPS, and on the sales of our Inherent Health® brand of genetic tests and related programs.

The timing of any revenues that we may receive under the Amended and Restated Preferred Participation Agreement (the “Preferred Participation Agreement”) with RHSC is dependent upon the timing of the offering of dental benefit plans that provide for use of the PerioPredict™ test and reimbursement of the test (each such plan, hereinafter referred to as a “Reimbursed Dental Plan”), which timing is very uncertain at this time and is dependent on a viable market developing for such plans. RHSC has informed us that it has presented the scientific data underlying Reimbursed Dental Plans to a number of customers and will make available Reimbursed Dental Plans as an alternative to a customer’s current plan for any customer that expresses an interest in such a plan. The Company does not expect to receive any significant revenues under this agreement until 2015, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues under this agreement. We continue to engage in discussions for the use of our PerioPredict™ test with other dental insurance companies and large employers who would ultimately adopt Reimbursed Dental Plans, which began in the first quarter of 2014, through the use of consultants and our internal management team.

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

On April 22, 2014, we announced receipt of conditional approval from the New York State Department of Health to offer, process and report the results of the PerioPredict™ test for periodontal disease.  The State of New York is the only U.S. state that requires an independent regulatory review process including technical validation with clinical utility for laboratory developed tests run within a CLIA certified laboratory. Conditional status will be removed on successful completion of a future additional review, the timing of which is determined solely by the State of New York. As a result of New York State approval the PerioPredict™ test is now available to dental providers and their patients in all 50 U.S. states.

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

We market our Inherent Health® brand of genetic assessment tests primarily through our commercial relationships with Alticor Inc. affiliated companies. Alticor is a related party. On October 26, 2009, we entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor. Pursuant to this agreement, Amway Global sells our Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. In the three months ended September 30, 2014 and 2013, revenues from this agreement accounted for approximately 48% and 40% of our revenues, respectively. In the nine months ended September 30, 2014 and 2013, revenues from this agreement accounted for approximately 41% and 38% of our revenues, respectively.

Beginning in September 2012 and again in 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor, a related party, placed purchase orders totaling approximately $3.3 million consisting of Weight Management test kits. The kits are included as part of a promotional bundle of products that Amway is now selling to their Individual Business Owners (IBOs). Of the $3.3 million in orders $1.8 million was received in 2013 for the 2014 program and $1.5 million for the 2013 program. All cash for the orders and royalties was received by December 31, 2013. The 2013 program was amended by ABG so that it would not expire at December 31, 2013. Rather than having all program kits expire at December 31, 2013, cash received from the orders will remain in deferred revenue until the tests are returned and processed. For the three months ended September 30, 2014 and 2013, approximately 30% and 43%, respectively, of our revenue came from sales through ABG’s promotional product bundle program. For the nine months ended September 30, 2014 and 2013, approximately 35% and 47%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

On September 21, 2012, we entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Alticor. Pursuant to this License Agreement, we granted ABGI and its affiliates a non-exclusive license to use the technology related to our Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa. ABGI, or a laboratory designated by ABGI, is responsible for processing the tests, and we receive a royalty for each test sold. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement. During the three and nine months ended September 30, 2014, $30,750 and $128,790, respectively, has been earned. No royalties were earned during the same periods in 2013.

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

We recognize revenue from genetic testing services when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. During the fourth quarter of 2013, we concluded that sufficient historical customer genetic test redemption patterns existed to determine the period of time after which the likelihood of test redemption was remote for Inherent Health tests purchased. Based on our analysis of the redemption data, we estimate that period of time to be three years after the sale of a genetic test kit. Prior to making this determination, revenue was recognized only on test kits returned and processed. Beginning in the fourth quarter of 2013, we began to recognize breakage revenue related to genetic tests kits utilizing the remote method. Under the remote method, breakage revenue should be recognized when the likelihood of the customer exercising rights of redemption becomes remote. The term remote requires statistical analysis of customer redemption patterns for all tests sold and returned. We analyzed redemption patterns from 2009 through 2013. Included in genetic test revenue in the three and nine months ended September 30, 2014 is $85,519 and $242,380 of breakage revenue related to unredeemed genetic test kits from the first through the third quarter of 2011. We will continue to recognize breakage revenue and the corresponding deferred cost of goods as well as analyze the data on a quarterly basis based on the historical analysis.

In the genetic test business, competition is in flux and the markets and customer base are not well established. Adoption of new technologies by consumers requires substantial market development and customer education. Historically, we have focused on our relationship with our primary customer, Alticor, a significant direct marketing company, in order to assist us in developing the market for our products and educating our potential customers. Our challenge in the remainder of 2014 and beyond will be to develop the market for our other personalized health products, in particular our PerioPredict™ test. We continue to allocate considerable resources to commercialization of our PerioPredict™ and Inherent Health® brands of genetic tests. Due to the early stage of these initiatives, we cannot predict with certainty fluctuations we may experience in our genetic test revenues or whether revenues derived from the Preferred Participation Agreement with RHSC or from our arrangements with Alticor-affiliated entities will ever be material, or if material, will be sustained in future periods.

Results of Operations

Three Months Ended September 30, 2014 and 2013

Total revenue was $472,000 for the three months ended September 30, 2014 compared to $419,000 for the three months ended September 30, 2013. The change in total revenue is largely attributable to the addition of breakage revenue and international sales royalties in 2014 and with revenues from the PerioPredict™ test, offset in part by a decrease in revenues from our Inherent Health product lines.

During the three months ended September 30, 2014, 48% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global compared to 40% during the three months ended September 30, 2013. During the same period, 30% and 43%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

Cost of revenue for the three months ended September 30 2014, was $359,000, or 76% of total revenue, compared to $363,000, or 87% of total revenue, for the three months ended September 30, 2013. The decrease in the cost of revenue as a percentage of revenue in the three months ended September 30, 2014 is primarily attributable to the increased contribution of royalty revenue, which carry no cost of sales, to total revenue in 2014. Deferred cost of revenue related to breakage revenue was $4,000 for the three months ended September 30, 2014. No breakage revenue or costs were recognized in the three months ended September 30, 2013.

Research and development expenses were $242,000 for the three months ended September 30, 2014, compared to $161,000 for the three months ended September 30, 2013. The 33% increase of $81,000 is primarily attributable to increased compensation related to employee annual salary performance increases as well as separation payments for departing staff.

Selling, general and administrative expenses were $1.3 million for the three months ended September 30, 2014, compared to $2.0 million for the three months ended September 30, 2013. The decrease of $0.7 million, or 35%, is primarily attributable to decreased expenses related to marketing activities for our PerioPredict™ test, decreased consulting and professional expenses and lower sales commissions paid to Amway Global as part of our Merchant Network and Channel Partner Agreement.

Interest income was $900 for the three months ended September 30, 2014, as compared to net expense of $8,500 for the three months ended September 30, 2013. There was no interest expense in the three months ended September 30, 2014 due to the conversion of all outstanding convertible debt to common stock on May 17, 2013 as part of the May 2013 Private Placement.

Nine months ended September 30, 2014 and 2013

Total revenue was $1.5 million for the nine months ended September 30, 2014 compared to $1.8 million for the nine months ended September 30, 2013. The change in total revenue is attributable to higher revenues in the 2013 period due to a promotion by our partner Amway, resulting in a larger volume of pre-paid test kits returned for processing. The decrease in revenue was partially offset by $242,380 of breakage revenue recognized in the nine months ended September 30, 2014, whereas no breakage revenue was recognized in the nine months ended September 30, 2013. In addition, we earned $128,750 of royalties the nine months ended September 30, 2014 from our license agreement with ABGI, whereas no royalties were earned in the same period in 2013.

During the nine months ended September 30, 2014, 41% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global compared to 38% during the nine months ended September 30, 2013. During the same periods, 35% and 47%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

Cost of revenue for the nine months ended September 30, 2014 was $1.1 million, or 75% of revenue, compared to $1.2 million, or 71% of revenue, for the nine months ended September 30, 2013. The increase in the cost of revenue as a percentage of revenue in the nine months ended September 30, 2014 compared to the same period in 2013, is primarily attributable to the fixed laboratory costs being applied to a lower number of genetic tests being processed in the period. Deferred cost of revenue related to breakage revenue was $4,000 for the nine months ended September 30, 2014. No breakage revenue or costs were recognized in the nine months ended September 30, 2013.

Research and development expenses were $667,000 for the nine months ended September 30, 2014, compared to $510,000 for the nine months ended September 30, 2013. The 24% increase of $157,000 is primarily attributable to increased compensation related to employee annual salary performance increases as well as separation payments for departing staff.

Selling, general and administrative expenses were $4.3 million for the nine months ended September 30, 2014, compared to $4.6 million for the nine months ended September 30, 2013. The 7% decrease is primarily attributable to decreased expenses related to marketing activities for our PerioPredict™ test, decreased consulting and professional expenses and lower sales commissions paid to Amway Global as part of our Merchant Network and Channel Partner Agreement.

Interest income was $4,500 for the nine months ended September 30, 2014, as compared to $4,600 for the nine months ended September 30, 2013. There was no interest expense in the nine months ended September 30, 2014 due to the conversion of all outstanding convertible debt to common stock on May 17, 2013 as part of the May 2013 Private Placement. Interest expense in the nine months ended September 30, 2013 was $472,000.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $2.6 million.

Cash used in operations was $4.9 million for the nine months ended September 30, 2014 compared to $3.3 million for the nine months ended September 30, 2013. Cash used in operations is primarily impacted by operating results, and to lesser extent, by changes in working capital, especially the cash impact of receivables and revenue deferral.

Cash used in investing activities was $92,000 for the nine months ended September 30, 2014, compared to $274,000 for the nine months ended September 30, 2013. These amounts were all related to the addition of fixed assets.

Cash provided by financing activities was $28,000 for the nine months ended September 30, 2014 compared to $11.1 million for the nine months ended September 30, 2013. We received $28,000 from stock purchases through the employee stock purchase plan during the nine months ended September 30, 2014 compared to $23,232 for the nine months ended September 30, 2013. In addition, on May 17, 2013, we entered into a Common Stock Purchase Agreement with various accredited investors, pursuant to which we sold an aggregate of 43,715,847 shares of our common stock, at a price of $0.2745 per share for net cash proceeds of $11.0 million.

The amount of cash we generate from operations is currently not sufficient to continue to fund operations and grow our business. We expect that our current and anticipated financial resources will be adequate to maintain our current and planned operations at least through February 28, 2015. If we are unable to obtain funding from our current or new investors, we may have to end our operations and seek protection under bankruptcy laws. We will need significant additional capital to fund our continued operations, to facilitate the continued commercial launch of our PerioPredict™ test, for continued research and development efforts, and for obtaining and protecting patents and administrative expenses. We believe our success depends on our ability to have sufficient capital and liquidity to fund operations at least until we begin to receive significant revenues from the processing of the PerioPredict™ test under the Preferred Participation Agreement with RHSC, as well as from agreements we may enter into with other dental care providers who may utilize the PerioPredict™ test in their dental plans. The timing of any revenues that we may receive under this agreement or any other agreements we may enter into is dependent upon the timing of the offering of Reimbursed Dental Plans by RHSC affiliates and other insurance companies and dental care providers, which timing is uncertain at this time, and is contingent upon a number of factors, including the ability for a provider to develop Reimbursed Dental Plans and to develop a viable market for such plans. RHSC has informed us that it has presented the scientific data underlying Reimbursed Dental Plans to a number of customers and will make available Reimbursed Dental Plans as an alternative to a customer’s current plan for any customer that expresses an interest in such a plan. We do not expect to receive any significant revenues under this agreement until 2015, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues under this agreement or any other agreements we may enter into. We continue to discuss the use of the PerioPredict™ test with other dental providers.

Until such time, if ever, that we generate revenues sufficient to fund operations, we may fund our operations by issuing common stock, debt or other securities in one or more public or private offerings, as market conditions permit, or through the incurrence of debt from commercial lenders. We have retained a financial advisor, but additional funding may not be available on favorable terms, or at all. We currently trade on the OTCQB™. As a result, our access to capital through the public markets may be more limited. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. There can be no assurance that additional funds will be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or cease activities or operations or enter into licenses or other arrangements with third parties on terms that may be unfavorable to us or sell, license or relinquish rights to develop or commercialize our products, technologies or intellectual property, or seek protection under U.S. bankruptcy laws. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Recent Accounting Pronouncements

Please see the discussion of “Recent Accounting Pronouncements” in Note 3, “Summary of Significant Accounting Policies” contained in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 and Note 3, “Summary of Significant Accounting Policies” contained in the Notes to Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except as follows:

The following risk factor replaces the similarly titled risk factor contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014:

If we fail to obtain additional capital by February 28, 2015, we may have to end our operations and seek protection under bankruptcy laws.

We expect that our current and anticipated financial resources will be adequate to maintain our current and planned operations only through February 28, 2015. We need significant additional capital to fund our continued operations, including for the continued commercial launch of our PerioPredict™ test, continued research and development efforts, obtaining and protecting patents and administrative expenses. We have retained a financial advisor, however, based on current economic conditions, additional financing may not be available, or, if available, it may not be available on favorable terms. In addition, the terms of any financing may adversely affect the holdings or the rights of our existing shareholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing shareholders will result. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, tests or products in development. If we cannot obtain additional funding on acceptable terms, we may have to discontinue operations and seek protection under U.S. bankruptcy laws.

The following risk factor is added:

If we fail to comply with regulatory requirements, we could be subject to enforcement actions, which could affect our ability to market and sell our tests and may harm our reputation.

In October 2014, a draft guidance was issued by the Office of In Vitro Diagnostics and Radiological Health within the United States Food and Drug Administration. This guidance is currently a non-binding recommendation issued to gather comment. The guidance proposes additional reporting requirements and enforcement actions that would result if a company is in breach of these reporting requirements. If enacted as a binding regulation and if we must comply with the applicable regulations, the company intends to comply fully and acknowledges that non-compliance may result in enforcement actions, which could affect our ability to market and sell our tests and may harm our reputation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Exhibit
4.1*	Warrant, dated September 8, 2014, issued to Danforth Advisors, LLC.
10.1*	Consulting Agreement, dated September 8, 2014, by and between Interleukin Genetics, Inc. and Danforth Advisors, LLC.
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Interleukin Genetics Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Deficit, (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interleukin Genetics, Inc.

Date: November 13, 2014	By:	/s/ Kenneth S. Kornman
Kenneth S. Kornman Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2014	By:	/s/ Stephen DiPalma
Stephen DiPalma Interim Chief Financial Officer (Principal Financial Officer)

