Form 10-K
period 2014-12-31
INTERLEUKIN GENETICS INC
filed 2015-03-19
CIK 1037649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was $11,056,980.

As of March 19, 2015 there were 172,738,162 shares of the registrant’s Common Stock issued and outstanding.

Documents Incorporated By Reference

Portions of the registrant’s Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

INTERLEUKIN GENETICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

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

Overview

Interleukin Genetics, Inc. is a molecular diagnostics company that develops and commercializes unique genetic tests to guide better prevention and treatment of chronic diseases of aging. Our overall mission is to provide genetic tests and testing services to empower physicians, dentists, and wellness-oriented individuals, to maintain or improve their health, or the health of their patients. Our business focuses on personalized health, by providing genetic tests that are actionable and provide strong clinical value. Our tests are made available through healthcare providers or, for some of our tests, directly to end users. We have patents covering the use of specific patterns of gene variations for a number of common chronic diseases.

Our Products

Our genetic tests that are currently being commercialized are:

•	PerioPredict®: This test analyzes patterns of genetic variations that change the biology to amplify inflammatory responses of individuals who carry these genetic patterns. The test identifies individuals who are at increased risk for more severe periodontal disease and disease progression, and require more preventive care. In November 2013, we announced the introduction of PerioPredict®, our next-generation version of the PST® genetic test. The genetic test utilizes an expansion of previous genetic markers that now cover all major ethnic groups. We no longer offer the PST® genetic test.

•	Weight Management Genetic Test: This test determines whether individuals will lose weight more predictably on a low fat, low carbohydrate or balanced diet and whether normal or vigorous exercise is needed to most efficiently lose existing body fat. This test is marketed under our Inherent Health® brand. The test results guide more effective long term weight loss.

•	Bone Health Genetic Test: This test is designed to identify whether an individual is more likely to be susceptible to spine fractures and low bone mineral density associated with osteoporosis. This test is marketed under our Inherent Health® brand.

•	Heart Health Genetic Test: This test is designed to identify genetic predisposition to excess inflammation, which is a risk factor for heart attack. This test is marketed under our Inherent Health® brand.

•	Nutritional Needs Genetic Test: This test is designed to identify DNA variations in genes crucial to B-vitamin metabolism and the ability to manage oxidative stress. This test is marketed under our Inherent Health® brand.

•	Wellness Select Genetic Test: This allows buyers to purchase any combination of Inherent Health® genetic tests at a discounted price. This is marketed under our Inherent Health® brand.

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

In addition to the currently marketed genetic tests listed above, we have developed an Osteoarthritis (OA) genetic test to identify individuals at increased risk for progression of OA and its complications, such as knee replacement; and a cardiovascular disease (CVD) test to identify individuals at increased risk for a second heart attack. Either test may have clinical utility, and therefore may be useful to physicians in managing patient care, and to pharmaceutical companies in developing disease modifying drugs to prevent progression of OA, or to assess and refine the value of drugs indicated for prevention of secondary CVD events. In early 2015, we entered into an arrangement with Isis Pharmaceuticals, Inc. pursuant to which we are providing testing services to support Isis clinical trials. We are exploring additional opportunities to collaborate on drug clinical trials, and to expand the use of our genetic tests in clinical practice.

Genetic Tests and the Future of Healthcare and Wellness

Until recently, patients with physical symptoms, such as pain or altered function, were treated by physicians and dentists based on how early the disease was discovered and the severity of damage produced. Management of chronic diseases has largely focused on identifying factors that “cause” the disease and ways to alter or reverse the disease after it has been diagnosed. Some causes, such as bad cholesterol in heart disease, are used for public health awareness and for patient testing to draw attention to early management. Common examples of altering or reversing initiating factors include calorie reduction in the case of being overweight, reducing levels of LDL cholesterol in the case of heart disease, reduction of bacteria in the case of periodontal disease, and increasing estrogen levels in the case of osteoporosis. However, it is now well established that while initiating factors are essential for disease, the severity of chronic diseases and their complications are mostly the result of modifying factors, such as smoking and genetics, that alter an individual’s response to the disease initiator and rate of damage produced.

The future of healthcare has been described as P4 medicine1: Personalization, which path are you on; Predictive, can we identify that you are on the disease path prior to development of severe disease; Prevention, if we can identify early which path you are on, what can we do to tilt the curve down to extend the years of wellness or prevent the disease complications entirely. The last P is Participatory, to acknowledge the individual’s responsibility in managing and preventing chronic diseases.

Many people have the mistaken impression that genetics dictate how an individual will look or feel and that there is nothing one can do to change that genetic destiny. While it is true that some genetics have a permanent effect on a person's appearance or condition (referred to as a phenotype), the vast majority of genetic influences of one’s phenotype can be modified. An active field of research in healthcare today is to better understand the interaction between our environment and our genes. The scientific community is learning more each day about the role and significance of genetic variations, such as single nucleotide polymorphisms, or SNPs, and haplotypes, on an individual’s health. SNP and haplotype analysis coupled with detailed knowledge of environmental factors now is an important area of study in order to improve human health. A SNP may cause a gene to make a different amount of a protein for a given condition, change the timing of protein synthesis or make a variant form of the protein; each of these changes may lead to a discernible biological impact. However, certain lifestyle changes can influence significantly whether a set of genes are activated or inactivated despite the variation in the gene. Thus while the propensity for physiological impact is always present for a given set of genes and their variants, whether or not the condition manifests itself is often controlled by our environment and the lifestyle choices we make.

[1]	Weston AD, Hood L (2004). Systems biology, proteomics, and the future of health care: toward predictive, preventative, and personalized medicine. J Proteome Res 3(2):179-196.

We have focused our research, development and commercialization efforts on identifying combinations of SNP variations that alter biology involved in inflammation or metabolic disease. We have worked with several universities throughout the world to identify genetic variations that influence the body’s inflammatory response. Our scientific advisory board includes Sir Gordon Duff, one of the pioneers in the understanding of the role that genetics plays in inflammatory disease pathways. In addition, we have conducted clinical studies for various indications throughout the world involving tens of thousands of individuals to demonstrate clinical value of our tests. To date, some of our clinical research collaborations include, or have included, studies at: Stanford University; the University of North Carolina at Chapel Hill; the Mayo Clinic; Brigham & Women’s Hospital (Harvard Medical School); University of California at San Francisco; University of California at San Diego; New York University Medical Center; University of Sheffield, (UK); Yonsei University Medical Center, (Korea); Tongji Medical College, (China); and Tuft’s University Medical Center. We have also conducted research with the Geisinger Clinic.

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

Our Approach to Test Development

We seek to develop tests that may reduce the risk of certain chronic conditions and illnesses or guide more effective prevention or treatment for particular conditions. In order to do so, we believe a genetic test should be useful, understandable, credible and provide actionable guidance. The action resulting from the information we seek to provide through our genetic tests could be some form of medical preventive care or treatment, dietary alteration, lifestyle change, or more careful monitoring of the person's condition. Before developing a genetic test, we make it a priority to understand its clinical value and market potential.

Multiple genes and complex gene interactions along with environmental factors determine the probability of an individual contracting many common diseases. We may develop a test based on our proprietary genetic markers or public markers including important SNPs we have identified, if: a) clinical studies show that their effect has a critical and unique influence on the clinical expression of disease, or b) the genetic markers guide the development or use of lifestyle, preventive measures or therapeutic agents that modulate the specific actions of those genetic factors. The effects of our genetic factors must be sufficiently powerful so that our proprietary genetic markers cannot be excluded from a test panel without substantially reducing the practical clinical usefulness of the test. For example, clinical studies have shown that in patients with a history of heart disease, higher levels of inflammation (as measured by certain markers such as C-reactive protein, a transient marker for inflammation) are one predictor for future heart attacks. Indeed, published studies indicate that chronic underlying inflammation is a critical factor for increased heart attack risk. We believe that our proprietary genetic variations reliably identify those individuals who have a lifelong tendency to experience elevated inflammation and therefore to have higher inflammation-based risk for heart disease. Development efforts will continue to use our proprietary genetic technology as part of a broader genetic panel that predicts an individual’s risk for disease as he or she ages or predicts a patient’s likelihood of severe complications from disease or response to specific treatment if the individual has already been diagnosed with disease.

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

In the past few years, the use of haplotypes has become a standard approach to genetic risk assessment for complex diseases. Haplotypes are blocks of genetic variations that are inherited together from one parent and in some cases the specific block of variations has functional significance beyond the biological functions attributable to the individual SNPs. The same SNP may have very different effects on gene function in different individuals depending on the haplotype context. We believe that we have expertise, experience and intellectual property related to the use of haplotypes in assessing genetic risk for complex diseases and we have filed patent applications in this area as well.

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

Our Products and Product Development Pipeline

We are focused on commercializing our existing genetic tests, primarily PerioPredict®, and further development of our tests for cardiovascular disease, osteoarthritis progression/severity, and weight management. Our plan is to develop and commercialize tests that (1) identify healthy individuals who have a higher probability of increased risk for early or more severe health risks, (2) allow for an individual to understand which lifestyles will be best suited for his or her needs and (3) may be used in patients who have already been diagnosed with a specific disease to identify those patients who are more likely to develop severe disease complications and to guide better treatment and prevention of progression.

Genetic Test for Risk of Periodontal Disease

Periodontitis is a chronic inflammatory disease initiated by specific bacteria that activate host mechanisms destroying the bone and connective tissues that support the teeth. Between 8% and 13% of the worldwide adult population exhibit severe generalized periodontitis, with many more having clinical signs of moderate disease. Substantial data support the current concept that specific bacteria are essential to initiation and progression of chronic periodontitis, but host modifiers such as smoking, diabetes, and genetic influences determine the rate of progression and disease severity. Interleukin-1 (IL-1) is well-established as one of the critical regulators of periodontal disease, and studies in non-human primates have shown that drugs specifically blocking IL-1 alone or dramatically and significantly reduces tissue destruction and bone loss, even when the bacterial challenge is not reduced. Current preventative treatments for gum disease are more routine cleanings and good oral hygiene.

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

On November 25, 2013 we announced the introduction of PerioPredict®, the Company’s new next-generation version of the PST® genetic risk test for periodontal disease. Like the original PST® test, PerioPredict® is a genetic test that analyzes genetic variations associated with inflammation and identifies individuals who are at increased risk for more severe periodontal disease. The PerioPredict® genetic test identifies specific polymorphisms (genetic variations) in genes that regulate the production of interleukin cytokines. Higher gingival levels of these proteins are associated with destruction of soft tissue attachment and bone, and increased severity of periodontitis in certain patient populations. Results from several clinical studies indicate that certain inflammatory cytokine levels in the gingival crevicular fluid were significantly higher in PerioPredict® positive patients than in patients who were PerioPredict® negative. PerioPredict® testing need only be done once in a lifetime and identifies “at risk” patients early on to enable targeted treatment. This objective information allows the dentist and hygienist to better guide treatment to reduce complications and costs associated with more severe periodontitis. The test also helps to establish long-term patient relationships based on the patient’s genetic predisposition. The new and improved sample collection device now utilizes a simple, easy-to-use cheek swab. The new test also utilizes an expansion of previous genetic markers that now cover all major ethnic groups including Hispanic, African-American, and Asian, in addition to Caucasian. The PerioPredict® test identifies adults at increased risk for severe disease who would not have otherwise been identified by a history of smoking or diabetes.

During the year ended December 31, 2014, we began initial efforts to commercialize the PerioPredict® genetic test, exclusively through a pilot marketing program conducted by Renaissance Health Services Corporation (RHSC), based on the validation study (referred to as the Michigan Personalized Prevention Study —“MPPS”) with the University of Michigan and RHSC. The objective of the MPPS is to improve dental care by identifying and using certain risk factors to set preventative treatment regimens. On August 6, 2012, we announced that we had received top line results from the MPPS, and on June 10, 2013, we announced the publication of the MPPS in the Journal of Dental Research. The study examined data from 5,117 patients monitored for 16 consecutive years. These results indicate that in Low Risk patients (those with none of three risk factors: smoking, diabetes, and PerioPredict®) there was no significant difference between two dental preventive visits per year and one preventive visit per year in the percentage of patients who had tooth extractions over the 16 year monitoring period; 13.8% versus 16.4%, respectively. In addition, these results indicate that in High Risk patients (those with any one of the three risk factors, with PerioPredict being the most common of the three), two preventive visits per year significantly reduced the percentage of patients who had extractions over a 16 year monitoring period compared to one preventive visit per year; 16.9% vs. 22.1%. There was also a positive relationship between number of risk factors and the percentage of patients with extractions. For patients with two or three risk factors, and smoking plus PerioPredict® positive represented approximately 67% of those patients, two cleanings annually did not appear to be sufficient to control risk for tooth loss.

On February 25, 2013, we entered into a Preferred Participation Agreement with RHSC, for itself and on behalf of certain of its affiliates and subsidiaries, which was amended and restated on November 1, 2013. Pursuant to this agreement, affiliates of RHSC have agreed to reimburse us a fixed price for each PerioPredict® genetic test that we process for a customer of affiliates of RHSC. In addition, if during the term of the agreement we offer the PerioPredict® test to any other person or party for a lower price, such lower price shall then be applicable to tests processed for a customer of such affiliates of RHSC for the remainder of the term of the agreement. RHSC and its affiliates will continue to receive the preferred pricing (or any lower market price during the term) only for so long as affiliates of RHSC continue to: (a) work to develop and to offer dental plans for which a significant portion of employees of RHSC’s affiliates’ customers are eligible that provide for use of the PerioPredict® test and reimbursement of the test at the agreed upon price (such plans, hereinafter referred to as “Reimbursed Dental Plans”); and (b) exercise their commercially-reasonable best efforts to maximize the number of customers that offer a Reimbursed Dental Plan. This agreement has a term of three years beginning on February 25, 2013, but may be terminated earlier (1) upon the mutual written agreement of us and RHSC, (2) if either party becomes the subject of bankruptcy, insolvency, liquidation or other similar proceedings, or (3) in the event of an uncured breach of the Agreement by either party.

PerioPredict® is solely available through Interleukin Genetics. The web site for the PerioPredict® test is www.PerioPredict.com. The original PST® test is no longer available through any of its former distributors. The PerioPredict® genetic test will be used in any Reimbursed Dental Plans offered by RHSC, and reimbursed insurance plans offered by other insurers.

Inherent Health® Brand of Genetic Tests

Weight Management Genetic Test

On any given day one in three adult women and one out of four adult men in the U.S. are dieting. This is a total of approximately 63 million individuals. The diet market can be broken down into four levels of dieters. The majority of individuals dieting are in do-it-yourself programs (55 million) with the remaining majority distributed through various national mass market retailers such as Jenny Craig, Weight Watchers, Nutrisystems, Medifast (approximately 5 million). A small category of programs are led by regional, boutique fitness centers and spas or dieticians (1 to 2 million) such as the Canyon Ranch and finally the remainder those in most need are being medically treated (~200,000) with the majority undergoing bariatric surgery. Several estimates have been published for the total number of weight related services and specialty products being provided in the U.S. Estimated annual expenditures range from $40 to $50 billion in the U.S. with the majority of these costs being paid out of pocket by individuals.

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

Another study was conducted on the Weight Management Genetic Test with MetroWest Medical Center Hospital (MWM) as a prospective, real world setting trial. Thirty-four overweight male & female hospital employees were enrolled in a corporate wellness program. All study participants were counseled on diet and exercise by dietitians and exercise physiologists employed by MWM for the wellness program. Diet guidance included the American Heart Association diet and 500kcal reduction in caloric intake. Fourteen subjects were randomly given the Weight Management Genetic Test and diet guidance based on test results 2 weeks after baseline. Weight measurements and blood samples were taken at baseline, 24, 49, 86 and 100 days. The results of the study showed that those subjects who had taken the test lost statistically significantly more weight during the period than those who had not taken the test. Additional research studies on the Weight Management test are in progress.

Bone Health Genetic Test

Our Bone Health Genetic Test is designed to identify whether an individual is more likely to develop spine fractures and low bone mineral density associated with osteoporosis. Although it typically starts later in life, early intervention can help prevent osteoporosis. Preventive measures can reduce the risk for bone loss and fractures, which in the case of vertebral fractures leads to a hunched over appearance. The test identifies a SNP in each of three genes involved in processes that affect bone; estrogen receptor alpha (ER1 Xba1), vitamin D receptor (VDR), and interleukin-1 (IL-1). Certain patterns of variations are associated with increased risk of spine fracture and/or low bone mineral density. The test can be used as an aid to making diet, exercise, and other lifestyle choices to maintain and improve bone health.

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

Genetic Test Pipeline

In addition to the genetic tests listed above that we currently market, we are also focusing our genetic test development efforts on the following programs:

Cardiovascular Disease: Use of IL-1 pro-inflammatory genetic variations to guide drug development and use to prevent secondary CVD events

Inflammation is well-documented to contribute to acute cardiovascular (CVD) events through biological effects on multiple components of the atherothrombotic cardiovascular disease process. Inflammatory biomarkers such as high-sensitivity C-reactive protein (hsCRP) identify individuals at high risk for both first and recurrent CVD events even in individuals without elevated lipid levels. We have previously reported that individuals with elevated oxidized phospholipids, as represented by Lp(a), are at increased risk for coronary artery atherosclerosis (Tsimikas et al. 2005), but the linear relationship was only present in individuals who tested positive for our pro-inflammatory IL-1 genetic patterns (Tsimikas et al. 2014). In addition, the combination of high Lp(a) levels and presence of the pro-inflammatory IL-1 genetic variations in one of our tests was predictive of which of those patients developed secondary CVD events in the next 4 years. The combination was significantly better than either factor alone and suggests that the bad lipids are working in part through the gene variations in our test.

We have recently announced a collaboration with ISIS Pharmaceuticals to use our IL-1 genetic test in a Phase 2 study of their anti-sense drug that has been shown in Phase 1 to reduce Lp(a) levels. Other companies are testing IL-1 blocking drugs for various indications, including Novartis which is in current clinical trial of Canikinumab for secondary CVD events. We believe that our proprietary IL-1 genetic patterns that identify patients who over-produce IL-1 may have value in guiding development and use of drugs that directly or indirectly target IL-1 effects on CVD events.

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

 We have published findings on the genetics of OA in the Annals of Rheumatic Diseases. We reported that a novel, patent-pending panel of genetic markers was highly predictive of which patients with knee OA were likely to develop severe disease as they age. The studies were done as a collaboration between Interleukin and New York University Hospital for Joint Diseases. This observation has been validated in a study together with the Thurston Arthritis Research Center at the University of North Carolina at Chapel Hill using their 1,154-patient longitudinal study to evaluate the role of genetic factors in OA progression. In addition, we reported that patients with radiographic signs of early knee osteoarthritis were genetically different from those without radiographic signs of the disease and progressed to moderate or severe OA at a much greater frequency. Of those individuals who were completely free of radiographic signs of knee OA at the onset of the study, only 8.5 percent progressed to moderate or severe disease, whereas 33 percent of those with very early radiographic signs of disease exhibited progression. Those with early signs of OA were more likely than those who had no signs of disease to carry certain genetic factors, including variations in both the IL-1 receptor antagonist gene (IL1RA) and the DVWA gene that is involved in collagen formation. The combination of early radiographic signs of disease and carriage of gene variations associated with OA progression appears to identify individuals at increased risk for severe OA. We have filed patent applications on these findings. The validation study was published in Osteoarthritis and Cartilage . The published paper reports that individuals with radiographic knee osteoarthritis (OA) with a specific pattern of gene variations in the interleukin-1 receptor antagonist gene (IL1RN), which is involved in controlling inflammation, were more likely to progress to severe disease than those without the gene variations. In addition, the effect of these gene variations was particularly important in those with high body mass index, while not having a strong effect in those with lower body mass index.

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

Laboratory Testing Procedure

To conduct a genetic risk assessment test, the end-user collects cells from inside the cheek using a buccal swab brush and submits it by mail to our laboratory. Samples are processed only with a requisition signed by either a customer’s physician, one provided by Interleukin Genetics or a patient’s dentist and a customer consent for the genetic test. Our CLIA-certified clinical laboratory performs the ordered genetic test using stringent standard operating protocols. Following state and country regulations the test results are provided directly to the customer and/or the designated health care provider.

We process test samples in our CLIA-certified genetic testing laboratory. The regulatory requirements associated with a CLIA-certified clinical laboratory are addressed under the section titled “Government Regulation.” We have upgraded the systems and processes for the laboratory with the addition of high volume analytical equipment as well as updated protocols for all of the laboratory processes. We currently hold licenses for all US states that require a genetic test processing license and meet the regulatory requirements as needed for other countries.

Marketing and Distribution Strategy

PerioPredict®

PerioPredict® is available only through Interleukin Genetics. Dentists are provided test sample collection kits at no charge for use with patients with reimbursement for the PerioPredict® test through employer benefit plans. Licensed dentists and physicians may purchase the test directly from Interleukin Genetics for use on patients that do not have reimbursement for the test. We have subcontracted with a fulfillment center to provide genetic test kits to dental offices that have patients covered under insurance plans offered by RHSC and other payers. We also have dental hygiene educators working with the dental offices that do not have prior experience with PerioPredict® to assist in the educational process for utilization of the genetic test. We do not expect to receive any significant revenues from PerioPredict® until 2016, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues from this product. See “Part I, Item 1A. Risk Factors - The timing and amount of revenues, if any, that we may receive pursuant to the Preferred Participation Agreement with RHSC and its affiliates, or any other agreements we may enter into with other payors or large employers is uncertain” for a discussion of the risks associated with the timing and amount of any revenues we may receive from the PerioPredict® test.

Inherent Health®

We market our Inherent Health® brand of genetic tests using our e-commerce website and under contract with Amway and several regional weight management focused organizations. Amway sells the Inherent Health Weight Management test in the U.S. and six countries in Europe. The European tests are processed through two European laboratories that have been validated for quality assurance purposes by Interleukin Genetics. We receive a royalty payment from each test processed in Europe but do not receive a test processing fee. We have developed a complete e-commerce solution for our Inherent Health® brand of genetic tests, www.inherenthealth.com. We have subcontracted with a fulfillment center to distribute tests to customers ordering via our online store. The e-commerce solution has provided a friendly and easy to use method for the purchase of our genetic tests. We are partnered with a number of websites that have established a link to our site in order to distribute tests. We pay these sites commissions for all orders made via a click through from their site to ours.

Intellectual Property

Our intellectual property is focused on the discoveries that link variations in key inflammation and metabolic genes to various conditions or illnesses. We initially concentrated our efforts on variations in the genes for the interleukin family of cytokines, because these compounds appear to be one of the strongest control points for the development and severity of inflammation. Some of our tests may include our proprietary genetic variations plus other gene variations that may be publicly available or in-licensed by Interleukin Genetics.

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

Our patents are “use” patents that claim that a SNP, or set of SNPs in unique patterns can be used in a novel way to predict disease development or progression, predict responses to preventive or therapeutic interventions and identify specific actions that improve health outcomes. We currently own rights in 11 issued U.S. patents that have expiration dates between 2015 and 2029, and have 11 additional U.S. patent applications pending, that are based on novel associations between particular gene sequences and certain metabolic and inflammatory conditions and disorders. The 11 issued U.S. patents relate to genetic tests for, periodontal disease, osteoporosis, coronary artery disease, and other diseases associated with interleukin inflammatory haplotypes. Our newest patent applications relate to the commercial use of SNP panels in the fields of weight management, periodontal disease, osteoporosis and osteoarthritis. If granted, we expect many of these patents are not likely to expire until between 2028 and 2031.

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

The FDA issued a Draft Guidance for Industry and Food and Drug Administrative Staff on In Vitro Companion Diagnostic Devices on July 14, 2011, which, if finalized, is intended to assist companies developing in vitro companion diagnostics and companies developing therapeutic products that depend on the use of a specific in vitro companion diagnostic for the safe and effective use of the product. The FDA defined an in vitro companion diagnostic device, or IVD Companion Diagnostic Device, as a device that provides information that is essential for the safe and effective use of a corresponding therapeutic product. This definition is much narrower than the commonly used term “companion diagnostic,” which refers generally to tests that may be useful, but are not necessarily a determining factor in the safe and effective use of the therapeutic product. The FDA expects that the therapeutic sponsor will address the need for an approved or cleared IVD Companion Diagnostic Device in its therapeutic product development plan. The sponsor of the therapeutic product can decide to develop its own IVD Companion Diagnostic Device, partner with a diagnostic device sponsor to develop the appropriate IVD Companion Diagnostic Device, or explore modification of an existing IVD diagnostic device (its own or another sponsor’s) to accommodate the appropriate intended use. The FDA has approved a number of drug/diagnostic device companions in accordance with the Draft Guidance. However, this guidance will not apply to the LDTs that are used as companion diagnostics that merely provide useful information and are not linked to a specific drug indication.

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

 In October 2009, the Department of Health and Human Services issued a proposed rule to modify the HIPAA Privacy Rule to implement Title I of GINA. Final regulations were adopted in January, 2013. Among other things, this rule revises the definition of health information under HIPAA to include genetic information.

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

Risks Related to Our Business, Our Financial Results and Need for Financing

The timing and amount of revenues, if any, that we may receive pursuant to the Preferred Participation Agreement with RHSC and its affiliates, or any other agreements we may enter into with other payors or large employers is uncertain.

Although we have entered into the Amended and Restated Preferred Participation Agreement with RHSC, for itself and on behalf of certain of its affiliates and subsidiaries, pursuant to which RHSC affiliates may develop and offer Reimbursed Dental Plans, the timing of any revenues that we may receive under this agreement is dependent upon the timing of the offering of such Reimbursed Dental Plans, which timing is very uncertain at this time and is dependent on a viable market developing for such plans. RHSC has informed us that it has presented the scientific data underlying Reimbursed Dental Plans to a number of customers and will make available Reimbursed Dental Plans as an alternative to a customer’s current plan for any customer that expresses an interest in such a plan. We have not yet received and we may never receive significant revenues under this agreement. We also continue to engage in discussions for the use of our PerioPredict® test with other insurance companies and large employers who would ultimately adopt reimbursed insurance plans, or utilize the PerioPredict® test through other arrangements, through the use of consultants and our internal management team. The failure to begin receiving significant revenues under the agreement with RHSC or under any other agreements we may enter into with other payors or large employers would have a material adverse effect on our business.

There is substantial doubt concerning our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and the sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include increasing revenue through new arrangements with commercial distribution partners and continuing to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We can provide no assurance that we will be successful in increasing revenues, or that we will receive additional funding on reasonable terms, or at all.

We have a history of operating losses and expect these losses to continue in the future.

We have experienced significant operating losses since our inception and expect these losses to continue for some time. We incurred losses from operations of $7.1 million in 2013 and $6.3 million in 2014. As of December 31, 2014, our accumulated deficit was $121.1 million. Our losses result primarily from research and development, selling, general and administrative expenses and amortization of intangible assets. Although we generate revenues from sales of our genetic risk assessment tests, this may not be sufficient to result in net income in the foreseeable future. We will need to generate significant revenue to continue our research and development programs and achieve profitability. We cannot predict when, if ever, we will achieve profitability.

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

The market for genetic risk assessment tests, as part of the field of personalized health, is at an early stage of development and may not continue to grow. The scientific community, including us, has only a limited understanding of the role of genes in predicting disease. The success of our genetic risk assessment tests will depend upon their acceptance as being useful and cost-effective to the individuals who purchase these products, the physicians and other members of the medical community who recommend or prescribe them, as well as third-party payers, such as insurance companies and the government. We can only achieve broad market acceptance with substantial education about the benefits and limitations of genetic risk assessment tests while providing the tests at a fair cost. For example, it may be difficult to convince the dental community and dental patients that one cleaning per year is sufficient for low risk patients, and we expect to expend significant funds and resources to educate dentists and patients with respect to the benefits of our PerioPredict® test. There is no assurance that we will be able to successfully do so. Furthermore, while positive media attention resulting from new scientific studies or announcements can spur rapid growth in individual segments of the market, and also impact individual brands, news that challenges individual segments or products can have a negative impact on the industry overall as well as on sales of the challenged segments or products. The marketplace may never accept our products, and we may never be able to successfully commercialize our products, including the PerioPredict® test.

We could become subject to intense competition from other companies, which may damage our business.

The field of personalized health is highly competitive. Our potential competitors in the United States and abroad are numerous and include, among others, major pharmaceutical and diagnostic companies, consumer products companies, specialized biotechnology firms, universities and other research institutions. Many of our competitors have considerably greater financial, technical, marketing and other resources. Furthermore, many of these competitors are more experienced than we are in discovering, commercializing and marketing products. These greater resources may allow our competitors to discover important genes or genetic markers and more quickly and effectively develop and commercialize genetic tests than we or our partners are able to do. If we are not able to successfully market genetic tests, either alone or through collaborations, our business will be materially harmed. We expect competition to intensify in our industry as technical advances are made and become more widely known.

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

We have very limited experience and capabilities with respect to distributing, marketing and selling genetic risk assessment tests on our own. In June 2009, we announced the launch of our new Inherent Health® brand of genetic tests. On October 26, 2009, we entered into an agreement with Amway Global, an affiliate of Alticor, pursuant to which it sells our Inherent Health® brand of genetics tests through its e-commerce Web site via a hyperlink to our e-commerce site. In 2014 and 2013, revenues from this agreement accounted for 44% and 38% of our revenues, respectively. In addition, beginning in September 2012 and again in 2013, Access Business Group LLC, an affiliate of Alticor, placed purchase orders totaling approximately $3.3 million consisting of weight management kits. The kits are included as part of a promotional bundle of products that Amway is now selling to their Individual Business Owners. In 2014 and 2013, revenues from this arrangement accounted for 32% and 36% of our revenues, respectively. During 2013 we marketed and distributed our PST® test directly to dentists and periodontists via Quest Diagnostic's subsidiary, OralDNA Labs in the U.S. With the MPPS yielding positive results, we entered into the Preferred Participation Agreement obtaining reimbursement coverage for the PerioPredict® test from RHSC and its affiliates. We no longer sell the test through OralDNA Labs, and we are dependent on the offering of Reimbursed Dental Plans by RHSC and potentially other reimbursed insurance plans offered by other insurers, and the ability of RHSC and such other insurers to successfully commercialize such plans which is very uncertain. In addition, we have started to market and sell our genetic tests through other health care and professional channels, and to attempt to negotiate marketing and distribution agreements with third parties, although there can be no assurances we will be able to do so. We have, to date, had very limited success in marketing and selling our genetic tests, and we can provide no assurance that our current or planned commercialization efforts will be successful.

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

Our success depends on the ability, experience and performance of our senior management and other key personnel. If we lose one or more of the members of our senior management or other key employees, it could damage our business. In addition, our success depends on our ability to continue to hire, train, retain and motivate skilled managerial and scientific personnel. The pool of personnel with the skill that we require is limited. Competition to hire from this limited pool is intense. We compete with numerous pharmaceutical and healthcare companies, as well as universities and non-profit research organizations in the highly competitive Boston, Massachusetts business area. Our current senior management team is employed by us under agreements that may be terminated by them for any reason upon adequate notice. There can be no assurances, therefore, that we will be able to retain our senior executives or replace them, if necessary. We do not maintain key man life insurance on any of our personnel.

If Pyxis or any of its affiliates enters a business in competition with ours, certain of our directors might have a conflict of interest.

We have entered into an agreement with our stockholder, Pyxis (collectively, with its affiliates, the “Interested Parties”), allocating corporate opportunities as permitted under Section 122(17) of the Delaware General Corporation Law. This agreement regulates and defines the conduct of certain of our affairs as they may involve the Interested Parties, and our powers, rights, duties and liabilities and those of our officers and directors in connection with corporate opportunities. Except under certain circumstances, the Interested Parties have the right to engage in the same or similar activities or lines of business or have an interest in the same classes or categories of corporate opportunities as we do. If any Interested Parties or one of our directors appointed by an Interested Party acquire knowledge of a potential transaction or matter that may be a corporate opportunity for both the Interested Party and us, to the fullest extent permitted by law, the Interested Party will not have a duty to inform us about the corporate opportunity. In addition, the Interested Party will not be liable to us or to other stockholders for breach of any fiduciary duty as a stockholder of ours for not informing us of the corporate opportunity, keeping it for its own account, or referring it to another person. Additionally, except under limited circumstances, if an officer or employee of an Interested Party who is also one of our directors is offered a corporate opportunity, such opportunity shall not belong to us. In addition, we agreed that such director will have satisfied his duties to us and not be liable to us or to you in connection with such opportunity.

We may be prohibited from fully using our net operating loss carryforwards, which could affect our financial performance.

As a result of the losses incurred since inception, we have not recorded a federal income tax provision and have recorded a valuation allowance against all future tax benefits of our net operating loss carryforwards. As of December 31, 2014, we had gross net operating loss and research tax credit carryforwards of approximately $81.2 million and $1.6 million, respectively, for federal income tax purposes, expiring in varying amounts through the year 2034. As of December 31, 2014, the Company had gross NOL and research tax credit carryforwards of approximately $4.1 million and $900,000 for state income tax purposes, expiring in varying amounts through the year 2034. Our ability to use these net operating loss and credit carryforwards is subject to restrictions contained in the Internal Revenue Code which provide for limitations on our utilization of our net operating loss and credit carryforwards following a greater than 50% ownership change during the prescribed testing period. We have experienced such ownership changes in March 2003, June 1999, June 2012, May 2013 and December 2014. As a result, our net operating loss carryforwards that relate to periods prior these dates are limited in utilization. The annual limitation may result in the expiration of the carryforwards prior to utilization. In addition, in order to realize the future tax benefits of our net operating loss and tax credit carryforwards, we must generate taxable income, of which there is no assurance.

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

 There can be no assurance that the Supreme Court’s decision in either the Myriad or Prometheus case will not have a negative impact gene or diagnostic patents generally or the ability of biotechnology and diagnostic companies to obtain or enforce their patents in the future. Such negative decisions by the Supreme Court could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

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

Our currently marketed tests were launched as laboratory developed tests, or LDTs, performed in our CLIA-certified clinical laboratory operating in Waltham, Massachusetts. We expect that our future LDTs will also be performed at our CLIA-certified laboratory. Although FDA believes that tests such as ours fall within its jurisdiction as medical devices, it has historically exercised enforcement discretion with respect to LDTs, meaning that such tests generally have not been subject to FDA regulatory requirements. However, the Agency’s regulatory approach to LDTs is in a period of transition. FDA officials have stated that direct-to-consumer (DTC) genetic tests that make medical claims will no longer be subject to enforcement discretion and the FDA sent the Company a letter in July 2010 consistent with this change in Agency position. However, FDA has not stated what specific requirements will apply to LDTs sold DTC and we have not received any feedback from FDA regarding the plan we submitted to it in January 2011. FDA convened an advisory panel in March 2011 to make recommendations regarding oversight of DTC genetic tests. Following the meeting, the director of OIVD stated that FDA would likely need to take a case-by-case approach with respect to which types of genetic tests could be offered DTC. In October 2014, a draft guidance was issued by the Office of In Vitro Diagnostics and Radiological Health within the FDA. This guidance is currently a non-binding recommendation issued to gather comment. The guidance proposes additional reporting requirements and enforcement actions that would result if a company is in breach of these reporting requirements. If enacted as a binding regulation and if we must comply with the applicable regulations, the company intends to comply fully and acknowledges that non-compliance may result in enforcement actions, which could affect our ability to market and sell our tests and may harm our reputation. We are uncertain as to what, if any, regulatory requirements may apply to our tests in the future. We cannot provide any assurance that FDA regulation, including pre-market review or approval, will not be required in the future, or that our tests will be permitted to be offered DTC.

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

Changes in healthcare policy could impact commercialization of our tests.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the ACA, became law. This law substantially changes the way health care is financed by both governmental and private insurers. The ACA contains a number of provisions that may impact our business and operations in ways we cannot currently predict. In particular, we believe that the ACA may impact adoption of Reimbursed Dental Plans and other reimbursed insurance plans that include our PerioPredict® test because there is uncertainty in the cost of compliance with the ACA and how that may impact employer coverage for adult dental care in their overall benefits plan.

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

Risks Related to Our Common Stock

Our common stock is listed on the OTCQB, which could result in a limited market for our common stock.

Our common stock was listed on the NYSE Amex until August 16, 2010, when it was suspended for failure to comply with the NYSE Amex continued listing standards. Our common stock then began trading on the OTCQB™ under the symbol ILIU. This delisting could hurt our investors by reducing the liquidity and market price of our common stock. Additionally, the delisting could negatively affect us by reducing the number of investors willing to hold or acquire our common stock, which could negatively affect our ability to raise capital.

Our stock price has been and is likely to continue to be volatile and the market price of our common stock may drop.

In the three years ended December 31, 2014, our stock price has fluctuated from a low of $0.05 to a high of $0.55. Furthermore, the stock market has experienced significant volatility. The volatility of stocks for companies in our industry often does not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the timing and commercial success of the launch of Reimbursed Dental Plans and other reimbursed insurance plans that incorporate the PerioPredict® test;

•	demand for and acceptance of our products;

•	our ability to develop new relationships and maintain and enhance existing relationships with strategic partners;

•	regulatory developments or enforcement in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of technological innovations or new products or services by us or our competitors;

•	failure to secure adequate capital to fund our operations, or the issuance of equity securities at prices below fair market price;

•	changes in estimates or recommendations by securities analysts, if any cover our common stock;

•	litigation;

•	future sales of our common stock;

•	general market conditions;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results; and

•	overall fluctuations in U.S. equity markets.

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

As of January 1, 2015, our executive officers, directors and their respective affiliates, beneficially owned approximately 42.6% of our outstanding common stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

We leased approximately 19,000 square feet of office and laboratory space at 135 Beaver Street, Waltham, Massachusetts 02452, pursuant to a lease that was to expire on March 31, 2014. In April 2010, we entered into a sublease for approximately 6,000 square feet of unused office and laboratory space. The sublease expired on March 31, 2014. On February 7, 2014, we executed an amendment to the master lease extending the term of our lease for approximately 13,000 square feet for an additional three years expiring in March 2017. The subleased space was not included in the amendment and was returned to the landlord. The lease states an initial base rent with an escalation of 2.06% of base rent in year two and another 2.06% in year three.

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

	High	Low
2014:
First Quarter	$0.38	$0.25
Second Quarter	$0.35	$0.25
Third Quarter	$0.29	$0.11
Fourth Quarter	$0.17	$0.05

	High	Low
2013:
First Quarter	$0.52	$0.23
Second Quarter	$0.55	$0.35
Third Quarter	$0.50	$0.31
Fourth Quarter	$0.39	$0.30

Stockholders

As of March 19, 2015, there were approximately 129 stockholders of record and according to our estimate, approximately 3,000 beneficial owners of our common stock.

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

General Overview and Trends

Interleukin Genetics, Inc. is a molecular diagnostics company that develops and commercializes unique genetic tests to guide better prevention and treatment of chronic diseases of aging. Our overall mission is to provide genetic tests and testing services to empower physicians, dentists, and wellness-oriented individuals, to maintain or improve their health, or the health of their patients. Our business focuses on personalized health, by providing genetic tests that are actionable and provide strong clinical value. Our tests are made available through healthcare providers or, for some of our tests, directly to end users. We have patents covering the use of specific patterns of gene variations for a number of common chronic diseases.

During the year ended December 31, 2014, we continued to focus our resources on commercializing our PerioPredict® test following completion of the MPPS, the large validation study with the University of Michigan and Renaissance Health Services Corporation (“RHSC”), and on the sales of our Inherent Health® brand of genetic tests and related programs.

On February 25, 2013, we entered into a Preferred Participation Agreement with RHSC, for itself and on behalf of certain of its affiliates and subsidiaries, which was amended and restated on November 1, 2013. Pursuant to this agreement, affiliates of RHSC agreed to reimburse us a fixed price for each PerioPredict® genetic test that we process for a customer of affiliates of RHSC. In addition, if during the term of the agreement we offer the PerioPredict® test to any other person or party for a lower price, such lower price would then be applicable to tests processed for a customer of such affiliates of RHSC for the remainder of the term of the agreement. RHSC and its affiliates will continue to receive the preferred pricing (or any lower market price during the term) only for so long as affiliates of RHSC continue to: (a) work to develop and to offer dental plans for which a significant portion of such affiliates’ clients are eligible that provides for use of the PerioPredict® test and reimbursement of the test at the agreed upon price (each such plan, hereinafter referred to as a “Reimbursed Dental Plan”) for which a significant portion of employees of RHSC’s affiliates’ customers are eligible; and (b) exercise their commercially-reasonable best efforts to maximize the number of customers that offer a Reimbursed Dental Plan. This amended agreement has a term of three years beginning February 25, 2013, unless terminated earlier (1) upon the mutual written agreement of us and RHSC, (2) if either party becomes the subject of bankruptcy, insolvency, liquidation or other similar proceedings, or (3) in the event of an uncured breach of the amended agreement by either party.

The timing of any revenues that we may receive under the Amended and Restated Preferred Participation Agreement (the “Preferred Participation Agreement”) with RHSC is dependent upon the timing of the offering of Reimbursed Dental Plans, which timing is very uncertain at this time and is dependent on a viable market developing for such plans. RHSC has informed us that it has presented the scientific data underlying Reimbursed Dental Plans to a number of customers and will make available Reimbursed Dental Plans as an alternative to a customer’s current plan for any customer that expresses an interest in such a plan. We may never receive significant revenues under this agreement. We continue to engage in discussions for the use of our PerioPredict® test with other insurance companies and large employers who could ultimately adopt reimbursed insurance plans or other arrangements, through the use of consultants and our internal management team.

On April 11, 2014, we announced the pre-print online publication of our research study titled “Association of interleukin-1 gene variations with moderate to severe chronic periodontitis in multiple ethnicities” in the Journal of Periodontal Research. The study results from multiple ethnic groups further validated the association between periodontitis and the interleukin-1 beta (IL1B) composite genotype pattern, a specific genetic profile that can be elucidated by our PerioPredict® genetic risk test. In addition, the study results demonstrated that detection of the IL1B variations tested provided added value in the prediction of moderate to severe periodontitis above and beyond the risk attributable to smoking and diabetes alone.

On April 22, 2014, we announced receipt of conditional approval from the New York State Department of Health to offer, process and report the results of the PerioPredict® test for periodontal disease. The State of New York is the only U.S. state that requires an independent regulatory review process including technical validation with clinical utility for laboratory developed tests run within a CLIA certified laboratory. Conditional status will be removed on successful completion of a future additional review, the timing of which is determined solely by the State of New York. As a result of New York State approval, the PerioPredict® test is now available to dental providers and their patients in all 50 U.S. states.

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

We market our Inherent Health® brand of genetic assessment tests primarily through our commercial relationships with Alticor Inc. affiliated companies. Alticor is a related party. On October 26, 2009, we entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor. Pursuant to this agreement, Amway Global sells our Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. In 2014 and 2013, revenues from this agreement accounted for approximately 44% and 38% of our revenues, respectively.

Beginning in September 2012 and again in 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor, a related party, placed purchase orders totaling approximately $3.3 million consisting of weight management kits. The kits are included as part of a promotional bundle of products that Amway is now selling to their Individual Business Owners (IBOs). Of the $3.3 million in orders received in 2013, $1.8 million was related to the 2014 program and $1.5 million was related to the 2013 program. Cash for the kits purchased for the 2013 program was received in the first quarter of 2013 and cash for the kits purchased for the 2014 program was received by December 31, 2013. As a component of the 2013 promotional program, and not reflective of actual product expiry, the kits were required to be redeemed before December 31, 2013. In February 2014, we removed the redemption date requirement for the 2013 promotional program, for which ABG paid us $519,000 as a retrospective increase in the product purchase price. All revenues related to the 2013 promotional program, including the $519,000, will remain deferred until the kits are redeemed or the breakage analysis determines the probability of eventual redemption is remote. In October 2014, we received $250,000 as a retrospective increase in the product purchase price for unsold kits as consideration for extending the required redemption date of the 2014 promotional program to December 31, 2017. Cash received for these kits will be treated as deferred revenues until specific kits are returned for processing or on the final allowed redemption date of December 31, 2017. For the years ended December 31, 2014 and 2013, approximately 32% and 36%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

On September 21, 2012, we entered into a License Agreement (“the License Agreement”) with Access Business Group International LLC (“ABGI”), an affiliate of Alticor. Pursuant to this License Agreement, we granted ABGI and its affiliates (“the Licensees”) a non-exclusive license to use the technology related to our Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa. ABGI, or a laboratory designated by ABGI, is responsible for processing the tests, and we receive a royalty for each test sold. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement. For the years ended December 31, 2014 and December 31, 2013, $150,923 and $198,960, respectively, in license fees have been received pursuant to the License Agreement. The decline in license fees is due to reduced unit sales, which we believe is representative of the normal product lifecycle in this distribution channel.

In connection with the execution of the License Agreement, we and ABGI also entered into a Professional Services Agreement (the “PSA”) pursuant to which we have agreed to provide services to ABGI in connection with its sale and processing of the tests within the Territories. Services will be provided pursuant to a statement of work to be entered into from time to time between the parties. Such statements of work will also specify the fees to be paid by ABGI to Interleukin for such services. The PSA has no set term and may be terminated by either party, subject to certain conditions. For the year ended December 31, 2013, the Company earned $5,250 in fees from the PSA. No fees were earned in the year ended December 31, 2014.

Our research and development expenses are focused on our own development and commercialization efforts related primarily to our PerioPredict® and Osteoarthritis genetic tests. We are also focusing on seeking potential commercial partners to validate our technology within their specific business model as a collaboration with little or no cost to us. This is different than in prior years when our development focus was concentrated in research and development to bring new test configurations to market.

We recognize revenue from genetic testing services when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. During the fourth quarter of 2013, we concluded that sufficient historical customer genetic test redemption patterns existed to determine the period of time after which the likelihood of test redemption was remote for Inherent Health tests purchased. Based on our analysis of the redemption data, we estimate that period of time to be three years after the sale of a genetic test kit. Prior to making this determination, revenue was recognized only on test kits returned and processed. Beginning in the fourth quarter of 2013, we began to recognize breakage revenue based on the likelihood of test redemption becoming remote. The term remote requires statistical analysis of customer redemption patterns for all tests sold and returned. We analyzed redemption patterns from 2009 through 2014. Included in genetic test revenue in the fourth quarter of 2013 is $213,000 of breakage revenue related to unredeemed genetic test kits from 2009 and 2010. Included in genetic test revenue in the year ended December 31, 2014 is $309,000 of breakage revenue related to unredeemed genetic test kits from 2011. We expect to continue to recognize breakage revenue and the corresponding deferred cost of goods as well as analyze the data on a quarterly basis based on the historical analysis.

On May 17, 2013, we entered into a Common Stock Purchase Agreement (the “2013 Purchase Agreement”) with various accredited investors (the “2013 Investors”), pursuant to which we sold securities to the 2013 Investors in a private placement transaction (the “May 2013 Private Placement”). In the May 2013 Private Placement, we sold an aggregate of 43,715,847 shares of our common stock at a price of $0.2745 per share for gross proceeds of $12,000,000. The 2013 Investors also received warrants to purchase up to an aggregate of 32,786,885 shares of common stock at an exercise price of $0.2745 per share (the “2013 Warrants”). The 2013 Warrants are all currently exercisable and have a term of seven years from the date they became exercisable.

In addition, pursuant to the 2013 Purchase Agreement, each 2013 Investor had the right, at any time on or before June 30, 2014 (the “Expiration Date”), to purchase at one or more subsequent closings its pro rata share of up to an aggregate of 18,214,936 additional shares of common stock at a purchase price of $0.2745 per share and warrants to purchase up to an aggregate of 13,661,201 shares of common stock at an exercise price of $0.2745 per share . The Expiration Date was extended until December 31, 2014, and this right expired unexercised.

On December 23, 2014, we entered into a Securities Purchase Agreement (the “2014 Purchase Agreement”) with various accredited investors (the “2014 Investors”), pursuant to which we sold to the 2014 Investors in a private placement transaction (the “December 2014 Private Placement”) an aggregate of 50,099,700 shares of our common stock at a price of $0.1003 per share for gross proceeds of approximately $5.025 million. The 2014 Investors also received warrants to purchase up to an aggregate of 50,099,700 shares of common stock at an exercise price of $0.1003 per share (the “2014 Warrants”). The 2014 Warrants are all currently exercisable and have a term of seven years.

On December 23, 2014, we also entered into a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (the “Lender”) under which we have borrowed $5.0 million (the “December 2014 Debt Transaction”). The loan bears interest at a floating rate equal to the One Month LIBOR Rate (with a floor of 0.50%) plus 8.50%. In the event that the One Month LIBOR Rate, as reported in the Wall Street Journal, exceeds 0.50%, the interest rate will be adjusted by an amount equal to the difference between such rates at the end of that particular month. At December 31, 2014, the rate was 9.0% per annum. The loan is to be repaid in forty-five (45) monthly payments consisting of fifteen (15) monthly payments of only interest followed by thirty (30) equal monthly payments of principal and interest. In addition, at the end of the repayment term (or at early termination of the loan) a final payment equal to 4.5% of the loan will be due and payable. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our assets other than our intellectual property. We have also agreed not to pledge or otherwise encumber our intellectual property assets, subject to certain exceptions. In connection with the Loan Agreement, we issued to the Lender and its affiliates warrants to purchase a total of 2,492,523 shares of common stock at an exercise price of $0.1003 per share, which we refer to herein as the Lender Warrants. The Lender Warrants have a term of ten (10) years.

We recognize revenue from genetic testing services when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. During the fourth quarter of 2013, we concluded that sufficient historical customer genetic test redemption patterns existed to determine the period of time after which the likelihood of test redemption was remote for Inherent Health tests purchased. Based on our analysis of the redemption data, we estimate that period of time to be three years after the sale of a genetic test kit. Prior to making this determination, revenue was recognized only on test kits returned and processed. Beginning in the fourth quarter of 2013, we began to recognize breakage revenue related to genetic tests kits utilizing the remote method. Under the remote method, breakage revenue should be recognized when the likelihood of the customer exercising rights of redemption becomes remote. The term remote requires statistical analysis of customer redemption patterns for all tests sold and returned. We analyzed redemption patterns from 2009 through 2014. Included in genetic test revenue in the fourth quarter of 2013 is $213,000 of breakage revenue related to unredeemed genetic test kits from 2009 and 2010. Included in genetic test revenue in the year ended December 31, 2014 is $309,000 of breakage revenue related to unredeemed genetic test kits from 2011. We expect to continue to recognize breakage revenue and the corresponding deferred cost of goods as well as analyze the data on a quarterly basis based on the historical analysis.

In the genetic test business, competition is in flux and the markets and customer base are not well established. Adoption of new technologies by consumers requires substantial market development and customer education. Historically, we have focused on our relationship with our primary customer, Alticor, a significant direct marketing company, in order to assist us in developing the market for our products and educating our potential customers. Our challenge in 2015 and beyond will be to develop the market for our personalized health products, in particular our PerioPredict® test. We continue to allocate considerable resources to commercialization of our PerioPredict® and Inherent Health® brands of genetic tests. Due to the early stage of these initiatives, we cannot predict with certainty fluctuations we may experience in our genetic test revenues or whether revenues derived from the Preferred Participation Agreement with RHSC and its affiliates or from our arrangements with Alticor-affiliated entities will ever be material, or if material, will be sustained in future periods.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $11.5 million.

Cash used in operations was $5.7 million for the year ended December 31, 2014 compared to $4.0 million for the year ended December 31, 2013. Cash used in operations is primarily impacted by operating results, and to a lesser extent, by changes in working capital, in particular the impact of changes in accounts receivable and deferred revenue on cash balances.

Cash used in investing activities was $88,000 for the year ended December 31, 2014, compared to $832,000 for the year ended December 31, 2013. Capital additions were $98,000 for the year ended December 31, 2014, partially offset by a $10,000 refund from our landlord related to the surrender of the approximately 6,000 square feet of subleased office and laboratory space as of March 31, 2014. Approximately $28,000 of the 2014 fixed asset additions relate to internal use software, $5,000 relates to the addition of laboratory equipment, $16,000 relates to the addition of a new server, and $49,000 relates to improvements to our laboratory access server. Capital additions were $838,000 for the year ended December 31, 2013, partially offset by $6,000 related to a trade in of commercial lab equipment. Approximately $661,000 of genetic test laboratory automation processing equipment was purchased for the introduction of our PerioPredict® genetic test beginning in January 2014. In addition, $139,000 relates to the development of internal-use software. At December 31, 2013, $375,000 of laboratory equipment and $47,000 of internal-use software is reflected in accounts payable with a corresponding entry to fixed assets.

Cash provided by financing activities was $9.7 million for the year ended December 31, 2014 compared to $11.1 million for the year ended December 31, 2013. On May 17, 2013, we entered into the 2013 Purchase Agreement with the 2013 Investors, pursuant to which we sold an aggregate of 43,715,847 shares of our common stock, at a price of $0.2745 per share for net cash proceeds of $11.0 million. On December 23, 2014, we entered into the 2014 Purchase Agreement with the 2014 Investors, pursuant to which we sold an aggregate of 50,099,700 shares of our common stock at a price of $0.1003 per share for gross proceeds of approximately $5.025 million. On December 23, 2014, we also entered into a venture loan and security agreement with Horizon Technology Finance Corporation under which we have borrowed $5.0 million. The aggregate net cash proceeds from the December 2014 Private Placement and the December 2014 Debt Transaction were $9.7 million.

The amount of cash we generate from operations is currently not sufficient to continue to fund operations and grow our business. We expect that our current financial resources, including the proceeds from the December 2014 Private Placement and the December 2014 Debt Transaction will be adequate to maintain our current and planned operations at least through the next twelve months. We believe our success depends on our ability to generate significant revenues for the PerioPredict® test, through potential partners. The timing of any revenues that we may receive for the PerioPredict® test is uncertain at this time, and is contingent upon a number of factors, including our ability to consummate arrangements with other partners to promote the PerioPredict® test, our partners’ ability to develop reimbursed insurance plans and to develop a viable market for such plans, and the timing of utilization of the PerioPredict® test pursuant to insured plans, or other possible arrangements. We do not expect to receive any significant revenues from the PerioPredict® test until early in 2016, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues from the PerioPredict® test.

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

Results of Operations

Years Ended December 31, 2014 and 2013

Total revenue was $1.8 million for the year ended December 31, 2014 compared to $2.4 million for the year ended December 31, 2013. The decrease in total revenue in 2014 is attributable to a higher level of promotional activity in 2013 by Amway that resulted in a larger volume of pre-paid test kits returned for processing, and therefore recognized as revenue, in 2013 compared to 2014. The decrease in revenue was partially offset by $309,348 of breakage revenue recognized in the year ended December 31, 2014, compared to $213,233 of breakage revenue recognized in the year ended December 31, 2013. In addition, we earned $150,923 of royalties for the year ended December 31, 2014 from our license agreement with ABGI, compared to $198,960 of royalties earned in the year ended December 31, 2013.

During the year ended December 31, 2014, 44% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global compared to 38% during the year ended December 31, 2013. During the same periods, 32% and 36%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

Cost of revenue for the year ended December 31, 2014 was $1.4 million, or 79.3% of revenue, compared to $1.6 million, or 67.2% of revenue, for the year ended December 31, 2013. The increase in the cost of revenue as a percentage of revenue in the year ended December 31, 2014 compared to the year ended December 31, 2013 is primarily attributable to the fixed laboratory costs being applied to a lower volume of genetic tests being processed in the period. Deferred cost of revenue related to breakage revenue was $13,200 for the year ended December 31, 2014 compared to $8,400 for the year ended December 31, 2013.

Research and development expenses were $843,000 for the year ended December 31, 2014, compared to $722,000 for the year ended December 31, 2013. The increase of $121,000, or 16.8%, is primarily attributable to increased compensation related to employee annual salary performance increases as well as separation payments for departing staff.

Selling, general and administrative expenses were $5.8 million for the year ended December 31, 2014, compared to $6.6 million for the year ended December 31, 2013. The 12% decrease is primarily attributable to the increased spending in 2013 related to initial marketing activities in preparation for the introduction of the PerioPredict® test that did not recur in 2014, as well as decreased consulting and professional expenses and lower sales commissions paid to Amway Global as part of our Merchant Network and Channel Partner Agreement.

Interest expense was $11,250 for the year ended December 31, 2014, as compared to $472,000 for the year ended December 31, 2013. For 2014, $11,250 of interest expense was related to the venture loan and security agreement entered into with Horizon Technology Finance Corporation on December 23, 2014. For 2013, $174,000 of interest expense was related to our credit facility with Pyxis and $298,000 related to non-cash interest expense representing the increase in the fair value of the contingent liability associated with the 2013 Warrants issued in the May 2013 Private Placement. The 2013 Warrants were issued on May 17, 2013 but a portion of the 2013 Warrants was contingent on shareholder approval of an increase in authorized common shares, which occurred August 9, 2013. The 2013 Warrants were initially recorded as a liability and on removal of the contingency they were marked to fair value on August 9, 2013 and recorded as equity, with the increase in fair value being recorded as non-cash interest expense.

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

INTERLEUKIN GENETICS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Interleukin Genetics, Inc.

We have audited the accompanying balance sheets of Interleukin Genetics, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interleukin Genetics, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Grant Thornton LLP

Boston, Massachusetts
March 19, 2015

INTERLEUKIN GENETICS, INC.

BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$11,466,807	$7,542,281
Accounts receivable from related party	23,544	534,703
Trade accounts receivable	14,013	8,817
Inventory	171,575	190,424
Prepaid expenses	504,719	676,358
Total current assets	12,180,658	8,952,583
Fixed assets, net	773,779	844,606
Intangible assets, net	195,765	289,865
Other assets	116,919	38,001
Total assets	$13,267,121	$10,125,055

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$513,927	$835,439
Accrued expenses	343,225	252,953
Deferred revenue	3,154,498	3,783,441

Total current liabilities	4,011,650	4,871,833
Long Term Debt	4,738,614

Total liabilities	8,750,264	4,871,833
Stockholders’ equity:
Convertible preferred stock, $0.001 par value — 6,000,000 shares authorized; 0 and 5,500,000 shares issued and outstanding at December 31, 2014 and 2013, respectively	––	––
Common stock, $0.001 par value — 300,000,000 and 150,000,000 shares authorized; 172,683,342 and 122,448,707 shares issued and outstanding at December 31, 2014 and 2013, respectively	172,686	122,449
Additional paid-in capital	125,434,483	119,885,371
Accumulated deficit	(121,090,312)	(114,754,598)
Total stockholders’ equity	4,516,857	5,253,222
Total liabilities and stockholders’ equity	$13,267,121	$10,125,055

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2014	2013

Genetic testing	$1,641,490	$2,168,744
Other	168,828	260,868
Total revenue	1,810,318	2,429,612
Cost of revenue	1,435,377	1,632,497
Gross profit	374,941	797,115
Operating expenses:
Research and development	843,102	721,568
Selling, general and administrative	5,767,138	6,564,807
Amortization of intangibles	94,100	109,266
Total operating expenses	6,704,340	7,395,641
Loss from operations	(6,329,399)	(6,598,526)
Other income (expense):
Interest income	4,935	6,804
Interest expense	(11,250)	(472,186)
Gain on disposal of asset	—	5,975
Total other income (expense)	(6,315)	(459,407)
Loss before income taxes	(6,335,714)	(7,057,933)
Benefit for income taxes	—	—

Net loss	$(6,335,714)	$(7,057,933)

Basic and diluted net loss per common share	$(0.05)	$(0.08)
Weighted average common shares outstanding, basic and diluted	123,768,139	90,449,758

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2014 and 2013

	Convertible Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2012	5,500,000	$5,500	36,761,864	$36,762	$94,030,603	$(107,696,665)	$(13,623,800)
Net loss	—	—	—	—	—	(7,057,933)	(7,057,933)

Private placement of preferred stock, net of offering costs of $1,735,000	—	—	43,715,847	43,716	11,265,204	—	11,308,920
Conversion of preferred stock	(5,500,000)	(5,500)	39,089,161	39,089	(33,589)	—	—
Conversion of convertible debt	—	—	2,521,222	2,521	14,313,734		14,316,255
Common stock issued:
Exercise of stock options	—	—	252,000	252	80,268	—	80,520
Cancellation of restricted stock	—	—	(2,500)	(2)	2	—	—
Employee stock purchase plan	—	—	111,113	111	31,342	—	31,453
Stock-based compensation expense	—	—	—	—	197,807	—	197,807
Balance as of December 31, 2013	—	—	122,448,707	$122,449	$119,885,371	$(114,754,598)	$5,253,222

Net loss	—	—	—	—	—	(6,335,714)	(6,335,714)
Private placement of common stock, net of offering costs of $218,127	—	—	50,099,700	50,100	4,756,774	—	4,806,874
Warrants issued in connection with long term debt	—	—	—	—	261,386	—	261,386
Employee stock purchase plan	—	—	134,935	137	32,017	—	32,154
Stock-based compensation expense	—	—	—	—	498,935	—	498,935
Balance as of December 31, 2014	—	—	172,683,342	$172,686	$125,434,483	$(121,090,312)	$4,516,857

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(6,335,714)	$(7,057,933)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	262,961	229,301
Stock-based compensation expense	498,935	197,807
Change in fair value of warrants	––	297,547
Gain on disposal of fixed assets	––	(5,975)
Changes in operating assets and liabilities:
Receivable from related party	511,159	17,869
Trade accounts receivable	(5,196)	38,743
Inventory	18,849	(32,186)
Prepaid expenses and other assets	171,639	(258,586)
Accounts payable	(321,512)	356,257
Accrued expenses	90,272	87,208
Other Assets (lease deposit refund)	10,000	––
Deferred revenue	(628,943)	2,155,177
Net cash used in operating activities	(5,727,550)	(3,974,771)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(98,033)	(837,696)
Proceeds from the disposal of fixed assets	––	5,975
Net cash used in investing activities	(98,033)	(831,721)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	5,000,000	––
Loan origination costs	(88,918)	––
Proceeds from private placement of common stock and warrants	5,025,000	12,000,000
Private placement offering costs	(218,127)	(988,626)
Proceeds from exercises of employee stock options	––	80,520
Proceeds from employee stock purchase plan	32,154	31,453
Net cash provided by financing activities	9,750,109	11,123,347
Net increase in cash and equivalents	3,924,526	6,316,855
Cash and cash equivalents, beginning of period	7,542,281	1,225,426
Cash and cash equivalents, end of period	$11,466,807	$7,542,281
Supplemental disclosures of cash flow information:
Cash paid for interest	$––	$291,914
Supplemental disclosures of non-cash investing and financing activities:
Warrants issued in connection with preferred stock financing	$––	$104,907
Warrants issued in connection with long term debt	$261,386	$––
Conversion of debt to common stock	$––	14,316,255
Interest related to fair value of warrants market adjustment	$––	$297,547

The accompanying notes are an integral part of these financial statements

INTERLEUKIN GENETICS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

Note 2—Operating Matters and Liquidity

The Company has experienced net operating losses since its inception through December 31, 2014. The Company had net losses of $6.3 million and $7.1 million for the years ended December 31, 2014 and 2013, respectively, contributing to an accumulated deficit of $121.1 million as of December 31, 2014.

The Company continues to take steps to reduce genetic test processing costs. Cost savings are primarily achieved through test process improvements. Management believes that the current laboratory space is adequate to process high volumes of genetic tests.

On May 17, 2013, the Company entered into a Common Stock Purchase Agreement (the “2013 Purchase Agreement”) with various accredited investors (the “2013 Investors”), pursuant to which the Company sold securities to the 2013 Investors in a private placement transaction (the “May 2013 Private Placement”). In the May 2013 Private Placement, the Company sold an aggregate of 43,715,847 shares of our common stock at a price of $0.2745 per share for gross proceeds of $12,000,000. The 2013 Investors also received warrants to purchase up to an aggregate of 32,786,885 shares of common stock an exercise price of $0.2745 per share (the “2013 Warrants”). The 2013 Warrants are all currently exercisable and have a term of seven years from the date they became exercisable.

In addition, pursuant to the 2013 Purchase Agreement, each 2013 Investor had the right, at any time on or before June 30, 2014 (the “Expiration Date”), to purchase at one or more subsequent closings its pro rata share of up to an aggregate of 18,214,936 additional shares of common stock at a purchase price of $0.2745 per share and 2013 Warrants to purchase up to an aggregate of 13,661,201 shares of common stock at an exercise price of $0.2745 per share. The Expiration Date was extended until December 31, 2014, and this option expired unexercised.

On December 23, 2014, the Company entered into a Securities Purchase Agreement (the “2014 Purchase Agreement”) with various accredited investors (the “2014 Investors”), pursuant to which the Company sold to the 2014 Investors in a private placement transaction (the “December 2014 Private Placement”) an aggregate of 50,099,700 shares of common stock at a price of $0.1003 per share for gross proceeds of approximately $5.025 million. The 2014 Investors also received warrants (the “2014 Warrants”) to purchase up to an aggregate of 50,099,700 shares of common stock an exercise price of $0.1003 per share. The 2014 Warrants are all currently exercisable and have a term of seven years.

The Company’s financial statements have been prepared assuming that it will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertain realization. The Company expects to incur additional losses in 2015 and, accordingly, is dependent on financings and potential revenue to fund its operations and support the market adoption of the PerioPredict® test. The timing of any revenues that the Company may receive from the PerioPredict® test is uncertain at this time, and is contingent upon a number of factors, including the Company’s ability to consummate arrangements with partners to promote the PerioPredict® test, the Company’s partners’ ability to develop insurance plans that provide for use of the PerioPredict® test and reimbursement of the test and to develop a viable market for such plans, and the timing of utilization of the PerioPredict® test pursuant to such plans, or other possible arrangements. The Company expects to have the cash resources necessary to support the further commercialization of the PerioPredict® test for at least the next twelve months.

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

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of December 31, 2014 and December 31, 2013, the Company had deferred genetic test revenue of $3.2 million and $3.8 million, respectively. Included in deferred revenue at December 31, 2014 is $3.0 million for kits that are still outstanding one year or longer after initial kit sale, of which $0.5 million was sold directly to consumers (credit card payments) and $2.5 million was sold to Access Business Group LLC, an affiliate of Alticor Inc., a related party, for the Body Key promotional bundle.

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

Beginning in the fourth quarter of 2013, the Company began to recognize breakage revenue related to genetic tests kits utilizing the remote method. Under the remote method, breakage revenue should be recognized when the likelihood of the customer exercising rights of redemption becomes remote. The term remote requires statistical analysis of customer redemption patterns for all tests sold and returned. The Company analyzed redemption patterns from 2009 through 2014. Included in genetic test revenue in the fourth quarter in 2013 is $213,000 of breakage revenue related to unredeemed genetic test kits from 2009 and 2010. Included in genetic test revenue at December 31, 2014 is $309,000 of breakage revenue related to unredeemed genetic test kits from 2011. The Company will continue to recognize breakage revenue and the corresponding deferred cost of goods on a quarterly basis based on the historical analysis.

Sales Commission

The Company accounts for sales commissions due to Amway Global under the Merchant Channel and Partner Agreement in accordance with SEC Staff Accounting Bulletin (“SAB”) 104. Commissions are recorded as an expense at the time they become due which is at the point of sale. The cost of commissions was $218,000 and $367,000 for the years ended December 31, 2014 and 2013, respectively.

Accounts Receivable

Accounts receivable is stated at estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its commercial genetic test customers a 2% cash discount if payment is made by bank wire transfer within 10 days of the invoice date. No accounts receivable reserve is required at December 31, 2014 as all accounts receivable are expected to be collected.

Inventory

Inventory is carried at lower of cost (first-in, first-out method) or market and no inventory reserve is deemed necessary at December 31, 2014. As the Company does not manufacture any products, no overhead costs are included in inventory. When a kit is sold, the corresponding cost of the kit is recorded as cost of goods sold and removed from inventory. The Company has contracted with a fulfillment provider to supply its PerioPredict® genetic test kits to dental offices. The agreement with the provider provides that the vendor will purchase and fulfill all materials related to the genetic test kit and delivery with the Company’s approval. The Company pays for materials and fulfillment charges when the product is shipped. Any kit components remaining at the fulfillment center are reflected in inventory with a corresponding offset to accounts payable. At December 31, 2014 and December 31, 2013, $48,000 and $41,000, respectively, of raw materials are at the fulfillment center and reflected in inventory with a corresponding entry to accounts payable.

Inventory consisted of the following at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Raw materials	$163,239	$180,948
Finished goods	8,336	9,476
Total inventory, net	$171,575	$190,424

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with FASB ASC 718, Compensation – Stock Compensation. The standard addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. The Company expenses SBP awards within compensation cost for SBP transactions measured at fair value. Compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated under the Black-Scholes option pricing model. Common stock purchased pursuant to our employee stock purchase plan will be expensed based upon the fair market value in excess of purchase price.

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

Significant management judgment is required in determining the Company’s provision (benefit) for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of approximately $30.5 million as of December 31, 2014, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

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

As a result of the Company’s change in its capital structure during the quarters ended June 30, 2013 and December 31, 2014, the Company may have undergone IRC section 382 ownership changes which would limit its ability to realize the benefit of its tax attributes (i.e., federal/state net operating losses and research and development credits) during their respective carry forward periods. Furthermore, pursuant to the change in capital structure in the quarter ended June 30, 2013, the Company realized cancellation of indebtedness income under IRC section 108(e)(8), which reduced the Company’s federal net operating loss carry-forward pursuant to IRC section 108(b)(2)(A), due to the fact that the Company’s liabilities exceeded the fair market value of its assets. Accordingly, the Company had a reduction in its deferred tax asset and a corresponding reduction in its valuation allowance for the quarter ending June 30, 2013. The cancellation of indebtedness income resulted from a shareholder’s conversion of debt of approximately $14.3 million into common stock of the Company prior to an additional investment by an unrelated investor.

The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the year ended December 31, 2014. However, if the Company incurred interest and penalties they would be recorded in general and administrative expenses.

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

	As of December 31,
	2014	2013
Options outstanding	4,523,900	5,884,050
Warrants outstanding	89,951,079	37,269,125
Total	94,474,979	43,153,175

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During the years ended December 31, 2014 and 2013, there were no items other than net loss included in the determination of comprehensive loss.

Fair Value of Financial Instruments

The Company, using available market information, has determined the estimated fair values of financial instruments. The stated values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these instruments. The fair value of warrants is calculated using the Black-Scholes pricing model.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2014, its concentration of credit risk related to cash and cash equivalents was not significant. Cash and cash equivalents are available on demand and are generally in excess of FDIC insurance limits.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the remaining term of the lease.

Assets that have not yet been placed in service, have the costs incurred presented as part of Projects in Progress. Once the asset has been placed in service, the related costs are transferred to the appropriate category and depreciation commences. At December 31, 2013, Projects in Progress had a balance of $526,000, all of which were laboratory improvement projects. All of those projects were placed in service in the first nine months of 2014. At December 31, 2014, Projects in progress had a balance of $6,800, all of which is related to laboratory software improvements.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Any write-downs, based on fair value, are to be treated as permanent reductions in the carrying amount of the assets. The Company determined that no impairment existed related to the Company’s long-lived assets at December 31, 2014 and 2013.

Segment Reporting

As of December 31, 2014 and 2013, the Company has one segment, the genetic test business. The Company develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive measures. The Company’s principal operations and markets are located in the United States.

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

In August 2014, the FASB issued ASU No. 2014-15, which applies should a company be facing probable liquidation within one year of the issuance of the financial statements, but is not actually in liquidation at the time of issuance. The applicable basis for presentation remains as a going concern, but if liquidation within one year is probable, then certain disclosures must be included in the financial statement presentation. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is not electing to adopt early and is evaluating the impact of ASU 2014-15 on the Company’s financial disclosures.

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

On October 26, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor Inc. Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. We paid Amway Global $218,000 and $367,000 in commissions for the years ended December 31, 2014 and 2013, respectively, representing a percentage of net sales to their customers. The Company expenses commissions owed to Amway Global at the point of sale with the customer.

Beginning in September 2012 and again in 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor, a related party, placed purchase orders totaling approximately $3.3 million consisting of weight management kits. The kits are included as part of a promotional bundle of products that Amway is now selling to their Individual Business Owners (IBOs). Of the $3.3 million in orders $1.8 million was received in 2013 for the 2014 program and $1.5 million for the 2013 program. Cash for the kits purchased for the 2013 program was received in the first quarter of 2013 and cash for the kits purchased for the 2014 program was received by December 31, 2013. As a component of the 2013 promotional program, and not reflective of actual product expiry, the kits were required to be redeemed by December 31, 2013. In February 2014, the Company removed the redemption date requirement for the 2013 promotional program, for which ABG paid the Company $519,000 as a retrospective increase in the product purchase price. All revenues related to the 2013 promotional program, including the $519,000, will remain deferred until the kits are redeemed or the breakage analysis determines the probability of eventual redemption is remote. In October 2014, the Company received $250,000 as a retrospective increase in the product purchase price for unsold kits as consideration for extending the required redemption date of the 2014 promotional program to December 31, 2017. Cash received for these kits will be treated as deferred revenues until specific kits are returned for processing or on the final allowed redemption date of December 31, 2017.

On September 21, 2012, the Company entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Pyxis. Pursuant to the License Agreement, the Company has granted ABGI and its affiliates a non-exclusive license to use the technology related to Interleukin’s Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa (the “Territories”). ABGI, or a laboratory designated by ABGI, will be responsible for processing the tests, and the Company will receive a royalty for each test sold, which royalty will increase if certain pending patent applications are issued. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement. Thereafter, the term will automatically renew for additional one-year periods unless at least 60 days prior notice is delivered by either party. During the years ended December 31, 2014 and December 31, 2013, $150,923 and $198,960, respectively, related to license fees was received.

In connection with the execution of the License Agreement, the Company and ABGI also entered into a Professional Services Agreement (the “PSA”) pursuant to which the Company has agreed to provide services to ABGI in connection with its sale and processing of the tests within the Territories. Services will be provided pursuant to a statement of work to be entered into from time to time between the parties. Such statements of work will also specify the fees to be paid by ABGI to Interleukin for such services. The PSA has no set term and may be terminated by either party, subject to certain conditions. For the year ended December 31, 2013, the Company has earned $5,250 in fees from this agreement. No fees were earned in the year ended December 31, 2014.

For years ended December 31, 2014 and 2013, approximately 44% and 38%, respectively, of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor, and 32% and 36%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

On February 25, 2013, the Company entered into a Preferred Participation Agreement with RHSC, for itself and on behalf of certain of its affiliates and subsidiaries. RHSC is a related party through its affiliation with Delta Dental of Michigan, Inc. (“DDMI”), a stockholder of the Company. Pursuant to this agreement, affiliates of RHSC agreed to reimburse the Company a fixed price for each PerioPredict® (formerly PST®) genetic test that the Company processed for a customer of affiliates of RHSC. In addition, if during the term of the agreement the Company offered the PerioPredict® test to any other person or party for a lower price, such lower price would then be applicable to tests processed for a customer of such affiliates of RHSC for the remainder of the term of the agreement. The pricing arrangement was subject to the satisfaction of certain milestones, including that (1) within a specified timeframe, RHSC affiliates were to develop and offer dental benefit plans for which a significant portion of such affiliate's clients are eligible that provided for use of the PerioPredict® test and reimbursement of the test at the agreed upon price (each such plan, hereinafter referred to as a “Reimbursed Dental Plan”) and (2) prior to a specified date, RHSC affiliates were to have sold policies for Reimbursed Dental Plans for the year beginning January 1, 2014. The Company agreed that for a one year period beginning on the date on which RHSC affiliates first offered a Reimbursed Dental Plan, it would make the PerioPredict® test available solely to RHSC affiliates and not to any other third party or person. This agreement had a term of three years beginning on February 25, 2013.

On November 1, 2013, the Company entered into an Amended and Restated Preferred Participation Agreement with RHSC, for itself and on behalf of certain of its affiliates and subsidiaries. Pursuant to this agreement, affiliates of RHSC have agreed to reimburse the Company a fixed price for each PerioPredict® genetic test that the Company processes for a customer of affiliates of RHSC. In addition, if during the term of the agreement the Company offers the PerioPredict® test to any other person or party for a lower price, such lower price shall then be applicable to tests processed for a customer of such affiliates of RHSC for the remainder of the term of the agreement. RHSC and its affiliates will continue to receive the preferred pricing (or any lower market price during the term) only for so long as affiliates of RHSC continue to: (a) work to develop and to offer Reimbursed Dental Plans for which a significant portion of employees of RHSC’s affiliates’ customers are eligible; and (b) exercise their commercially-reasonable best efforts to maximize the number of customers that offer a Reimbursed Dental Plan. In addition, under the terms of the amended agreement, the Company is no longer obligated to make the PerioPredict® test available solely to RHSC affiliates and not to any other third party or person. This amended agreement has a term of three years beginning February 25, 2013, unless terminated earlier (1) upon the mutual written agreement of us and RHSC, (2) if either party becomes the subject of bankruptcy, insolvency, liquidation or other similar proceedings, or (3) in the event of an uncured breach of the amended agreement by either party.

The timing of any revenues that the Company may receive under the amended agreement with RHSC is dependent upon the timing of the offering of Reimbursed Dental Plans and the subsequent adoption of such Reimbursed Dental Plans by RHSC customers, the timing of which is very uncertain at this time and is dependent on a viable market developing for such plans. RHSC has informed us that it has presented the scientific data underlying Reimbursed Dental Plans to a number of customers and will make available Reimbursed Dental Plans as an alternative to a customer’s current plan for any customer that expresses an interest in such a plan. The Company may never receive significant revenues under this agreement.

Note 5—Debt Instruments

Convertible Debt

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

Immediately prior to the closing of the private placement of common stock on May 17, 2013, Pyxis converted all of the principal amount of debt outstanding into 2,521,222 shares of common stock. Accordingly, there is no convertible debt outstanding at December 31, 2013 or at December 31, 2014.

Venture Loan and Security Agreement

On December 23, 2014, the Company also entered into a Loan Agreement with Horizon Technology Finance Corporation (the “Lender”) under which the Company has borrowed $5.0 million. The loan bears interest at a floating rate equal to the One Month LIBOR Rate (with a floor of 0.50%) plus 8.50%. In the event that the One Month LIBOR Rate, as reported in the Wall Street Journal, exceeds 0.50%, the interest rate will be adjusted by an amount equal to the difference between such rates at the end of that particular month. At December 31, 2014, the rate was 9.0% per annum. The loan is to be repaid in forty-five (45) monthly payments consisting of fifteen (15) monthly payments of only interest followed by thirty (30) equal monthly payments of principal and interest. In addition, at the end of the repayment term (or at early termination of the loan) a final payment equal to 4.5% of the loan will be due and payable. The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company has also agreed not to pledge or otherwise encumber its intellectual property assets, subject to certain exceptions. In connection with the Loan Agreement, the Company issued to the Lender and its affiliates warrants to purchase a total of 2,492,523 shares of common stock at an exercise price of $0.1003 per share, which the Company refers to herein as the Lender Warrants. The Lender Warrants have a term of ten (10) years.

Additional items associated with the term loan that were recorded as a discount on the Term Loan and that are being recorded as additional interest expense using the effective interest method over the term of the loan in the Company’s consolidated statements of operations include $88,918 in cash fees paid to the Lender and $261,386 of the intrinsic value of the Lender Warrants. The final non-principal payment of $225,000 will be accrued as additional interest expense also using the effective interest method over the term of the loan. As of December 31, 2014, the unamortized discount associated with the Term Loan was $350,304.

Note 6—Fixed Assets

The useful lives and balances of fixed assets at December 31, 2014 and 2013 consisted of the following:

	Useful Life	2014	2013
Computer software, computer equipment and office equipment	3 years	$477,222	$272,659
Laboratory equipment	5 years	1,837,504	1,452,669
Furniture and fixtures	5 years	40,349	40,349
Leasehold improvements	5 years	309,618	309,618
Website development	3 years	298,553	270,678
Projects in Progress		6,750	525,988

		2,969,996	2,871,961
Less — Accumulated depreciation and amortization		(2,196,217)	(2,027,355)
Total		$773,779	$844,606

Depreciation and amortization expense was $168,861 and $120,033, for the years ended December 31, 2014 and 2013, respectively. Fully depreciated assets of $8,200 were retired at December 31, 2014.

Note 7—Intangible Assets

Intangible assets at December 31, 2014 and 2013 consisted of the following:

	2014	2013

Patent costs	$1,154,523	$1,154,523
Less — Accumulated amortization	(958,758)	(864,658)
Total	$195,765	$289,865

Patent amortization expense was $94,100 and $109,266 for the years ended December 31, 2014 and 2013, respectively.

Patent costs which are being amortized on a straight-line basis over a 10-year life, are scheduled to amortize as follows:

Year ended December 31,

2015.	77,656
2016.	61,119
2017.	42,229
2018	14,761
$195,765

Note 8—Accrued Expenses

Accrued expenses at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Payroll and vacation	$328,972	$198,968
Other	14,253	53,985
Total accrued expenses	$343,225	$252,953

Note 9—Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its financial condition, results of operations or cash flows.

Employment Agreements

Kenneth S. Kornman, DDS, Ph.D.

On November 12, 2008, the Company entered into an employment agreement with Dr. Kornman, its President and Chief Scientific Officer, for a three-year term, commencing on March 31, 2009, the date his previous employment agreement expired. Effective March 31, 2012, this agreement was extended through November 30, 2012, and was extended again on November 20, 2012 through November 30, 2015. Under this agreement, Dr. Kornman received an initial annual salary of $360,000 and is eligible to receive annual bonuses solely at the discretion of the Board of Directors. Dr. Kornman’s annual salary may be increased in the sole discretion of the Board of Directors. Under the agreement, on November 12, 2008 Dr. Kornman received a stock option to purchase 75,000 shares of common stock, at an exercise price of $0.48 per share, which was the closing price as reported on the NYSE Amex on the grant date. The option was immediately exercisable with respect to 30,000 shares and vests with respect to an additional 15,000 shares on each of March 31, 2010, 2011, and 2012. Under the agreement, Dr. Kornman is entitled to participate in employee benefit plans that the Company provides or may establish for the benefit of its executive management generally. In addition, while Dr. Kornman remains employed by the Company, it will reimburse him $3,296 annually for payment of life insurance premiums.

The agreement is terminable immediately by the Company with cause or upon thirty days prior written notice without cause. The agreement is terminable by Dr. Kornman upon thirty days prior written notice. If the Company terminates Dr. Kornman without cause or Dr. Kornman terminates his employment with good reason, then, in addition to payment of any accrued, but unpaid compensation prior to the termination, the Company must continue to pay his base salary and to provide health insurance benefits until the earlier of (1) expiration of the agreement or (2) twelve months. If the Company terminates Dr. Kornman in connection with a Cessation of the Company’s Business (as defined in the agreement), then, in addition to payment of any accrued, but unpaid compensation prior to the termination, the Company must continue to pay his base salary and to provide health insurance benefits until the earlier of (1) expiration of the agreement or (2) three months. The agreement also includes non-compete and non-solicitation provisions for a period of twelve months following the termination of Dr. Kornman’s employment.

On March 31, 2010, Dr. Kornman was issued 12,500 shares of restricted stock under a restricted stock agreement dated April 30, 2008. In April 2010, as part of the year-end compensation process, the Compensation Committee granted Dr. Kornman an option to purchase 30,000 shares of the Company’s common stock. This option is exercisable at $0.745 per share and vests as to 20% of the shares on each of the first five anniversaries of the date of grant.

In May 2011, the Compensation Committee granted Dr. Kornman an option to purchase 100,000 shares of the Company’s common stock. This option is exercisable at $0.46 per share and vests as to 25% of the shares on each of the first four anniversaries of the date of grant.

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

In December 2012, the Compensation Committee granted Dr. Kornman an option to purchase 300,000 shares of the Company’s common stock. This option is exercisable at $0.34 per share and vests as to 25%, 33% and 42% of the shares on each of the first three anniversaries of the date of grant.

In October 2013, Dr. Kornman was granted an option to purchase 2,250,000 shares of the Company’s common stock. This option has an exercise price of $0.3799, the fair value of the Company’s common stock on the grant date of the option, and will vest as to ¼ of the shares on the first anniversary of the grant date, and as to 1/36 of the remaining shares at the end of each month thereafter beginning on October 31, 2014.

Eliot M. Lurier

On April 30, 2008, the Company entered into an employment agreement with Eliot M. Lurier for the position of Chief Financial Officer. The agreement had an initial term of one year and was automatically renewable for successive one year periods unless at least 60 days prior notice is given by either us or Mr. Lurier. The agreement provided for an initial annual base salary of $217,000 which could be increased in the sole discretion of the Compensation Committee of the Company’s Board. Mr. Lurier also received a signing bonus of $15,000 after his first four months of employment. On April 30, 2008, Mr. Lurier was granted an option to purchase 40,000 shares of the Company’s common stock at an exercise price equal to $1.49, which was the closing price as reported on the NYSE Amex on the grant date. The option vested in equal annual installments of 8,000 shares on each of the first five anniversaries of the grant date. The agreement also included non-compete and non-solicitation provisions for a period of six months following the termination of Mr. Lurier’s employment.

In April 2010, as part of the year-end compensation process, the Compensation Committee granted Mr. Lurier an option to purchase 60,000 shares of the Company’s common stock. This option was exercisable at $0.745 per share and vested as to 20% of the shares on each of the first five anniversaries of the date of grant. In March 2011, as part of the year-end compensation process, the Compensation Committee granted Mr. Lurier an option to purchase 100,000 shares of the Company’s common stock. This option was exercisable at $0.36 per share and vested as to 25% of the shares on each of the first four anniversaries of the date of grant. In December 2012, the Compensation Committee granted Mr. Lurier an option to purchase 200,000 shares of the Company’s common stock. This option was exercisable at $0.34 per share and vested as to 25%, 33% and 42% of the shares on each of the first three anniversaries of the date of grant. In October 2013, Mr. Lurier was granted an option to purchase 750,000 shares of the Company’s common stock. This option had an exercise price of $0.3799, the fair value of the Company’s common stock on the grant date of the option, and vested as to ¼ of the shares on the first anniversary of the grant date, and as to 1/36 of the remaining shares at the end of each month thereafter beginning on October 31, 2014.

Mr. Lurier resigned effective September 5, 2014. All options granted to Mr. Lurier terminated as of December 4, 2014, per the standard 90 day post-termination clause contained in each agreement.

Scott Snyder

On December 26, 2012, the Company entered into an employment agreement with Scott Snyder for the position of Chief Marketing Officer beginning on January 2, 2013. The agreement provides for a minimum annual base salary of $265,000, and for 2013 and 2014 he is eligible for a bonus pursuant to the Bonus Plan as described below under “-Executive Bonus Plan.” For 2015 and any subsequent year in which he is employed, he is eligible for a bonus of up to 30% of his base salary, based on factors such as evaluation of individual performance, the Company’s financial performance, economic conditions generally, and the policy terms applicable to such bonus. Mr. Snyder is entitled to a maximum of $34,000 in expense reimbursement in calendar year 2013, and an additional $16,000 for the six months ending June 30, 2014, for travel and housing expenses from his residence to Interleukin’s offices. On July 23, 2013, the Compensation Committee agreed to amend Mr. Snyder’s employment agreement and increase the aggregate amount of travel and lodging expenses that may be reimbursed to an aggregate of $60,000. On August 4, 2014, the Compensation Committee agreed to amend Mr. Snyder’s employment agreement again and increase the aggregate amount of travel and lodging expenses that may be reimbursed to an aggregate of $80,000. Upon hire, Mr. Snyder was granted an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.29 on January 2, 3013, the grant date of the option. The option vests in three installments of 50,000, 66,000 and 84,000 shares on each of the first three anniversaries of the grant date.

Mr. Snyder’s agreement is terminable at will by the Company or by Mr. Snyder. If the Company terminates Mr. Snyder without cause, then the Company will pay Mr. Snyder, in addition to any accrued, but unpaid compensation prior to termination, an amount equal to six months of his base salary in effect at the time of the termination.

In October 2013, Mr. Snyder was granted an option to purchase 675,000 shares of the Company’s common stock. This option has an exercise price of $0.3799, the fair value of the Company’s common stock on the grant date of the option, and will vest as to ¼ of the shares on the first anniversary of the grant date, and as to 1/36 of the remaining shares at the end of each month thereafter beginning on October 31, 2014.

Bonus Plan

On December 21, 2012, the Compensation Committee approved a Bonus Plan (the “Bonus Plan”) for the Company’s executives. Under the terms of the Bonus Plan:

1.	Executives were not entitled to a non-discretionary bonus for the year ended December 31, 2013.

2.	Provided the Company meets certain earnings and revenue targets for the six months ended June 30, 2014 and Executive is employed by the Company as of June 30, 2014, Executive shall receive a bonus equal to 30% of such Executive’s base salary.

3.	Provided the Company meets certain earnings and revenue targets for the year ended December 31, 2014 and Executive is employed by the Company as of December 31, 2014, Executive shall receive a bonus equal to 15% of such Executive’s base salary.

On February 26, 2014, the Compensation Committee approved an Employee Bonus Plan (the “Employee Bonus Plan”) that replaces the Bonus Plan approved on December 21, 2012. Under the Employee Bonus Plan, bonuses may be awarded upon the achievement of corporate goals, however, the Compensation Committee has absolute discretion as to whether bonuses will be awarded and the size of any bonus, notwithstanding whether any such corporate goals are met. Bonus accruals totaling $146,000 were recorded in 2014 within accrued expenses on the balance sheets. In January 2015, the Board of Directors approved the 2014 bonus disbursement, which occurred in February 2015.

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

Future minimum lease commitments under non-cancelable lease agreements with initial or remaining terms of one year or more at December 31, 2014, are as follows:

Year Ended December 31,	Lease	Net Lease	Office Equipment	Total Payments, Net
2015	$319,854	$319,854	$1,056	$320,910
2016	326,349	326,349	—	326,349
2017	81,993	81,993	—	81,993
	$728,196	$728,196	$1,056	$729,252

Rent expense was $309,891 and $331,916 for the years ended December 31, 2014 and 2013, respectively. The February 2014 lease amendment states an initial base rent with an escalation of 2.06% of base rent in year two and another 2.06% in year three.

Note 10—Capital Stock

Authorized Preferred and Common Stock

As of December 31, 2014, the Company has 6,000,000 shares of preferred stock, par value $0.001 authorized and 300,000,000 shares of common stock, par value $0.001 authorized. As of December 31, 2014 the Company has 172,683,342 shares of common stock outstanding and the following shares of common stock are reserved for issuance:

	Reserved for issuance	Strike Price	Expiry

Shares reserved under outstanding stock options and options available for grant	10,689,000
Rights associated with Employee Stock Purchase Plan	503,952
Warrants with common stock additional purchase rights associated with December 2014 private placement	50,189,431	$0.1003	Dec 23, 2021
Warrants to purchase common stock associated with December 2014 venture loan and security agreement	2,492,523	$0.1003	Dec 23, 2024
Outstanding warrants issued in October 2010	1,750,000	$1.3000	Mar 5, 2015
Outstanding warrants issued in June 2012	437,158	$0.2745	Jun 29, 2017
Outstanding warrants issued in May 2013, vesting May 2013	20,655,737	$0.2745	May 17, 2020
Outstanding warrants issued in May 2013, vesting August 2013	14,426,230	$0.2745	Aug 9, 2020
Total common shares reserved for issuance at December 31, 2014	101,144,031
Total common shares issued and outstanding at December 31, 2014	172,683,342
Total common shares outstanding and reserved for issuance at December 31, 2014	273,827,373

On May 17, 2013, the Company entered into the 2013 Purchase Agreement with the 2013 Investors, pursuant to which the Company sold securities to the 2013 Investors in a private placement transaction. The Company sold an aggregate of 43,715,847 shares of its common stock, at a price of $0.2745 per share for gross proceeds of $12,000,000. The 2013 Investors also received warrants (the “2013 Warrants”) to purchase up to an aggregate of 32,786,885 shares of Common Stock at an exercise price of $0.2745 per share. The 2013 Warrants were exercisable as to 63% of the shares immediately and as to 37% of the shares following receipt of shareholder approval of a share authorization increase and have a term of seven years from the date they become exercisable. For 2013 Warrants that were exercisable upon shareholder approval of an increase in the Company’s authorized shares of common stock, the Company recorded a non-current liability at June 30, 2013 based on the allocation of the relative fair values of the common stock and 2013 Warrants issued in the private placement. In addition, the Company recognized non-cash interest expense of $286,579 representing the increase in the fair value of the warrant liability from the date of issuance to June 30, 2013. On August 9, 2013, the Company’s shareholders’ approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000 shares. Following the shareholder approval of the increase in authorized shares on August 9, 2013 the Company filed a certificate of amendment with the Delaware Secretary of State, which provided for adequate authorized shares for all potential common stock equivalents issued pursuant to the financing on May 17, 2013. As a result, the warrant liability reflected as a non-current liability in the June 30, 2013 balance sheet was reclassified to shareholders’ equity at its fair value as of August 9, 2013. The fair value of the warrant liability increased by approximately $11,000 from June 30, 2013 to August 9, 2013, and was recorded as an increase to interest expense in the statement of operations for the three months ended September 30, 2013.

For its services in this transaction, the placement agent received cash compensation in the amount of approximately $780,000 and the placement agent and an affiliate received warrants (the “2013 Placement Agent Warrants”) to purchase an aggregate of 2,295,082 shares of common stock, at an exercise price of $0.2745 per share. The 2013 Placement Agent Warrants became exercisable on August 9, 2013, following shareholder approval of an increase in the Company’s authorized shares of common stock and expire August 9, 2020. The cash compensation and the fair value of the 2013 Placement Agent Warrants were recorded as issuance costs resulting in a reduction to shareholders’ equity.

For purposes of determining the fair value of the 2013 Warrants exercisable upon shareholder approval of an increase in the Company’s authorized shares, the Black-Scholes pricing model was used with the following assumptions:

	May 17, 2013	June 30, 2013	August 9, 2013
Risk-free interest rate	1.35%	1.58%	2.53%
Expected life	4 years	4 years	4 years
Expected volatility	144.63%	145.62%	146.19%
Dividend Yield	0%	0%	0%

Using these assumptions, the fair value of the 2013 Warrants is $5,072,129 on May 17, 2013, $5,358,708 on June 30, 2013 and $5,369,676 on August 9, 2013.

In connection with this private placement, all preferred stockholders converted their shares of Preferred Stock to common stock resulting in the issuance of 39,089,161 shares of common stock.

In addition, pursuant to the 2013 Purchase Agreement, each Investor had the right, at any time on or before June 30, 2014 (the “Exercise Date”), to purchase at one or more subsequent closings its pro rata share of up to an aggregate of 18,214,936 additional shares of common stock at a purchase price of $0.2745 per share and 2013 Warrants to purchase up to an aggregate of 13,661,201 shares of common stock at an exercise price of $0.2745 per share. The Exercise Date was extended until December 31, 2014, and this right expired unexercised.

In September, 2014, the Company issued warrants to the Company’s financial consultant, Danforth Advisors, to purchase up to 100,000 shares of common stock at a price of $0.25 per share. The warrants have a ten (10) year term and vest on a monthly basis over two years, provided that, if the Company terminates the agreement without cause before the one year anniversary, 50% of the warrants immediately vest, and if the Company terminates the agreement without cause on extension after one year, the remaining 50% of the warrants immediately vest. The warrant will also become exercisable in full upon a change of control of the Company if the agreement is still in effect. The fair value of the warrants at issuance was recorded as equity totaling $23,800 and will be amortized to consulting fees over the remaining service requirement. The fair value of these warrants at December 31, 2014 is $13,100. The fair value calculation used the following assumptions in a Black Scholes model to determine the fair value of the warrants:

	September 8, 2014	December 31, 2014
Risk-free interest rate	2.48%	2.47%
Expected life	10 years	9.7 years
Expected volatility	119.4%	124.9%
Dividend yield	0%	0%

On December 23, 2014, the Company entered into the 2014 Purchase Agreement with the 2014 Investors, pursuant to which it sold to the 2014 Investors in the December 2014 Private Placement an aggregate of 50,099,700 shares of common stock at a price of $0.1003 per share for gross proceeds of approximately $5.025 million. The 2014 Investors also received warrants to purchase up to an aggregate of 50,099,700 shares of common stock an exercise price of $0.1003 per share. The 2014 Warrants are all currently exercisable and have a term of seven years.

For services related to this transaction, the placement agent BTIG and legal counsel received an aggregate of $218,126 in cash fees and BTIG received 2014 warrants (“Placement Agent 2014 Warrants”) to purchase an aggregate of 89,731 shares of common stock. The cash fees and the fair value of the Placement Agent 2014 Warrants were recorded as equity issuance costs resulting in a reduction to shareholders’ equity.

The 2014 Warrants were recorded as equity at fair value on the date of issuance. Fair value of the 2014 Warrants was calculated using the following inputs in a Black-Scholes model:

December 23, 2014
Risk-free interest rate	1.98%
Expected life	7 years
Expected volatility	138.4%
Dividend yield	0%

The fair value of the common stock based on the closing price on December 23, 2014 was determined to be $5.5 million, the fair value of the investor 2014 Warrants was $5.2 million, and the fair value of the Placement Agent 2014 Warrants was $9,000, representing 51.5%, 48.4% and 0.1% of the total value, respectively.

The issuance was recorded as equity, with net proceeds being allocated per the proportions above.

Registration Rights Agreements

On May 17, 2013, the Company entered into a Registration Rights Agreement with the 2013 Investors, Pyxis, DDMI and the placement agent, pursuant to which the Company was required to file a registration statement on Form S-1 within 45 days to cover the resale of (i) the shares sold to the 2013 Investors and the shares of common stock underlying the 2013 Warrants, (ii) the shares of common stock issued to Pyxis upon conversion of the Series A-1 Preferred Stock and the convertible debt, (iii) the shares of common stock issued to DDMI upon the conversion of the Series B Preferred Stock, and (iv) the shares of common stock underlying the 2013 Placement Agent Warrants. The Company filed the registration statement on July 1, 2013, and it was declared effective on August 9, 2013.

In connection with the December 2014 Private Placement, on December 23, 2014, the Company also entered into a Registration Rights Agreement with the 2014 Investors and BTIG, pursuant to which the Company was required to file a registration statement on Form S-1 within 45 days of December 23, 2014 to cover the resale of (i) the shares of common stock sold to the 2014 Investors and the shares of common stock underlying the 2014 Warrants and (ii) the shares of common stock underlying the Placement Agent 2014 Warrants. The Company filed the registration statement on February 6, 2015

Venture Loan and Security Agreement

On December 23, 2014, the Company entered into a venture loan and security agreement with Horizon Technology Finance Corporation under which the Company has borrowed $5.0 million. In connection with the Loan Agreement, the Company issued to the Lender and its affiliates warrants to purchase a total of 2,492,523 shares of common stock at an exercise price of $0.1003 per share, which are referred to herein as the Lender Warrants. The Lender Warrants have a term of ten (10) years.

The Lender Warrants were recorded as equity at fair value on the date of issuance. Fair value of the Lender Warrants was calculated using the following inputs in a Black-Scholes model:

December 23, 2014
Risk-free interest rate	2.17%
Expected life	10 years
Expected volatility	121.6%
Dividend yield	0%

The fair value of the Lender Warrants at December 23, 2014 was $261,385 and was recorded as equity and a discount to debt and will be amortized over the 45 months representing the term of the loan.

Principal payments due under the terms of the Loan Agreement are as follows:

2015	-
2016	1,223,672
2017	1,981,623
2018	1,794,705
$5,000,000

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

On August 9, 2013, the Company’s shareholders’ approved the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). During the year ended December 31, 2014, the Company granted 137,000 stock options under the 2013 Plan. The 2013 Plan allows for the issuance of up to 8,860,000 additional shares of the Company’s common stock pursuant to awards granted under the 2013 Plan. Additionally, the 2013 plan allows for the issuance of up to a maximum of 2,435,500 additional shares of the Company’s common stock, pursuant to the cancellation, forfeiture, or expiry, of awards granted under the 2004 Plan and terminated on or after the 2013 plan approval on August 9, 2013. At December 31, 2014, the Company had recaptured 937,000 shares from the 2004 plan, leaving an aggregate of 6,165,100 shares of common stock available for grant under the 2013 Plan.

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

For purposes of determining the stock-based compensation expense for stock option awards in 2014 and 2013, the Black-Scholes option-pricing model was used with the following weighted-average assumptions:

	2014	2013
Risk-free interest rate	1.53%	1.56%
Expected life	5.73 years	5.73 years
Expected volatility	144.74%	140.35%
Dividend yield	0%	0%

Using these assumptions, the weighted average grant date fair value of options granted in 2014 and 2013 was $0.32 and $0.34, respectively.

Restricted Stock Awards

Holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. Recipients of restricted stock awards are generally not required to pay any consideration to the Company for these restricted stock awards. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period. During each of the years ended December 31, 2014 and 2013, the Company granted no restricted stock awards.

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are deemed to be compensatory because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the years ended December 31, 2014 and 2013, employees purchased 134,935 and 111,113 shares, respectively, of common stock at a weighted-average purchase price of $0.24 and $0.28, respectively, while the weighted-average market value was $0.28 and $0.33 per share, respectively, resulting in compensation expense of $5,437 and $5,522, respectively.

The following table details stock option and restricted stock activity for the years ended December 31, 2014 and 2013.

	2014		2013
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of period	5,884,050	$0.43	2,302,000	$1.06
Granted	137,000	0.35	4,693,800	0.38
Stock options exercised	––	0.00	(252,000)	0.32
Restricted stock exercised	––	0.00	(2,500)	0.00
Forfeited/Expired	(1,497,150)	0.53	(857,250)	1.87
Outstanding, end of period	4,523,900	$0.39	5,884,050	$0.43
Exercisable, end of period	1,645,161	$0.43	588,750	$0.89

The following table details further information regarding stock options and restricted stock outstanding and exercisable at December 31, 2014:

	Stock Options/Restricted Stock Outstanding			Stock Options/Restricted Stock Exercisable
Range of Exercise Price:	Shares	Weighted Avg. remaining contractual life (years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$0.01–$1.00	4,474,900	8.51	$0.38	1,596,161	$0.39
$1.01–$2.00	45,000	3.25	1.40	45,000	1.40
$2.01–$3.00	––	––	––	––	––
$3.01–$4.00	––	––	––	––	––
$4.01–$5.00	4,000	0.93	4.10	4,000	4.10
	4,523,900	8.45	$0.39	1,645,161	$0.43
Aggregate intrinsic value	$0			$0

The aggregate intrinsic value in the preceding table is based on the last reported price at which the Company’s common stock traded on December 31, 2014, of $0.14.

The following table summarizes the status of the Company’s non-vested options for the years ended December 31, 2014 and 2013:

	2014		2013
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Non-vested options, beginning of year	5,295,300	$0.38	925,050	$0.42
Granted	137,000	0.35	4,693,800	0.38
Vested	(1,360,436)	0.38	(270,300)	0.48
Forfeited	(1,193,125)	0.38	(53,250)	0.51
Non-vested options, end of year	2,878,739	$0.37	5,295,300	$0.38

Total cost for stock-based compensation arrangements is as follows:

	Year Ended December 31,
	2014	2013
Stock option grants beginning of period	$492,332	$92,187
Stock-based arrangements during the period:
Stock option grants	1,166	100,638
Restricted stock issued:
Employee stock purchase plan	5,437	5,522
Director agreements	––	(540)
	$498,935	$197,807

As of December 31, 2014 and 2013, there was approximately $835,551 and $1,517,607 respectively, of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of approximately 2.6 years.

Note 12—Employee Benefit Plan

The Company sponsors a profit sharing plan covering substantially all of its employees. The profit sharing plan allows for pre-tax employee contributions. The Company may, at the discretion of the Board of Directors, match a portion of the participant contributions. The Company currently contributes 25% of any amount employees contribute, up to a maximum of $1,500 per participant per calendar year. Company contributions vest over a period of five years based on the participant’s initial service date with the Company. During the years ended December 31, 2014 and 2013, $7,105 and $8,841, respectively, was contributed by the Company to the plan.

Note 13—Income Taxes

For the years ended December 31, 2014 and 2013, the Company recorded no tax provision or benefit. While the Company has incurred losses from operations it has not recorded an income tax benefit for 2014 or 2013 as it has recorded a valuation allowance against net operating losses and other net deferred tax assets due to uncertainties related to the ability of these tax assets to be realized.

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted federal and state tax rates in effect for the year in which the differences are expected to reverse. As of December 31, 2014 and 2013, the expected income tax effect of the Company’s deferred tax assets (liabilities) consisted of the following:

54

	2014	2013
Deferred tax asset:
Tax effect of:
Net operating loss carryforwards	$26,754,000	$25,504,000
Accrued expenses	105,000	49,000
Amortization of definite lived intangible assets	12,000	15,000
Non-qualified stock option compensation	113,000	69,000
Depreciation	97,000	123,000
Other	1,076,000	297,000
Patents	(77,000)	(114,000)
State net operating loss carryforwards, net of federal tax benefit	214,000	19,000
Research tax credit carryforwards	2,169,000	2,223,000
Total deferred tax assets	30,463,000	28,185,000
Valuation allowance	(30,463,000)	(28,185,000)
Net deferred tax assets	$-	$-

As of December 31, 2014, the Company had gross net operating loss (NOL) and research tax credit carryforwards of approximately $81.2 million and $1.6 million, respectively, for federal income tax purposes, expiring in varying amounts through the year 2034. Of the $81.2 million NOL carryforward, $2.5 million relates to stock-based compensation and has not been reflected in the deferred taxes and when the benefit of these losses, if any, is realized, the Company will credit additional paid in capital.

As of December 31, 2014, the Company had gross NOL and research tax credit carryforwards of approximately $4.1 million and $0.9 million for state income tax purposes, expiring in varying amounts through the year 2034.

The Company’s ability to use its NOL and tax credit carryforwards to reduce future taxes is subject to the restrictions provided by Section 382 of the Internal Revenue Code of 1986. These restrictions provide for limitations on the Company’s utilization of its NOL and tax credit carryforwards following a greater than 50% ownership change during the prescribed testing period. Beginning on March 5, 2003, the Company had such a change. As a result, all of the Company’s NOL carryforwards as of that date are limited as to utilization. The annual limitation may result in the expiration of certain of the carryforwards prior to utilization. In addition, the Company’s equity offerings, including those in 2013 and 2014, may have resulted in qualifying changes in ownership. A formal study, which the Company has not undertaken, is required to determine applicability of restrictions, and might indicate that the Company’s NOL carryforwards are subject to additional limitations on utilization.

The benefit for income taxes differs from the federal statutory rate due to the following:

	2014	2013
Tax at statutory rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	0.0	0.0
Research and development credit	(1.4)	(1.7)
Share based payment expense	1.8	0.7
Other	1.5	3.0
Removal of deferred tax asset on federal net operating losses	0.0	64.1
Establishment of deferred tax asset on state net operating losses and state deferred taxes, net of federal income tax benefits	(3.8)	6.4
Change in valuation allowance	36.0	(38.6)
Effective tax rate	0.0%	0.0%

Note 14—Risks and Uncertainties

The Company develops genetic risk assessment tests and performs research for its own benefit. As of December 31, 2014, the Company has introduced four genetic risk assessment tests commercially. Commercial success of the Company’s genetic risk assessment tests will depend on their success as being deemed to be scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partners.

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

During the years ended December 31, 2014 and 2013, approximately 44% and 38%, respectively, of the Company’s revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor, and 32% and 36%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

Note 15—Subsequent Event

In January 2015, Dr. Kornman was granted an option to purchase 2,030,000 shares of the Company’s common stock. This option has an exercise price of $0.26, the fair value of the Company’s common stock on the grant date of the option, and will vest as to 1/48 of the shares at the beginning of each month beginning on February 1, 2015.

In January 2015, Mr. Snyder was granted an option to purchase 660,000 shares of the Company’s common stock. This option has an exercise price of $0.26, the fair value of the Company’s common stock on the grant date of the option, and will vest as to 1/48 of the shares at the beginning of each month beginning on February 1, 2015.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to give reasonable assurance that information required to be disclosed by us in the reports that the Company file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

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

Information responsive to this item is incorporated by reference from the relevant discussions in our Proxy Statement for the 2015 Annual Meeting of Stockholders under the captions “Management and Corporation Governance, “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and “Code of Conduct and Ethics.”

Item 11.	Executive Compensation

Information responsive to this item is incorporated by reference from the relevant discussions in our Proxy Statement for the 2015 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference from the relevant discussions in our Proxy Statement for the 2015 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference from the relevant discussions in our Proxy Statement for the 2015 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions” and “Management and Corporate Governance.”

Item 14.	Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference from the relevant discussions in our Proxy Statement for the 2015 Annual Meeting of Stockholders under the proposal entitled “Ratification of Appointment of Independent Public Accountants.”

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
4.5

Form of Warrant issued to the Investors and the Placement Agent in the December 2014 Private Placement

(incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on

December 23, 2014)

4.6

Form of Warrant issued to Horizon Technology Finance Corporation and its affiliates in the December

2014 Debt Transaction (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 23, 2014)

4.7

Warrant, dated September 8, 2014, issued to Danforth Advisors, LLC (incorporated herein by reference to

Exhibit 4.5 of the Company’s Registration Statement on Form S-1 filed on February 6, 2015 (File No.:

333-201908))

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
10.6.2@

Form of Nonqualified Stock Option Agreement under the 2013 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.6.2 of the Company’s Annual Report on Form 10-K

filed on March 20, 2014)

10.6.3@

Form of Incentive Stock Option Agreement under the 2013 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.6.3 of the Company’s Annual Report on Form 10-K

filed on March 20, 2014)

Agreements with Executive Officers and Directors
10.7.1@	Employment Agreement dated November 12, 2008 between the Company and Kenneth S. Kornman (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008)
10.7.2	First Amendment, effective as of March 31, 2012, to the Employment Agreement, dated as of November 12, 2008, by and between Interleukin Genetics, Inc. and Kenneth S. Kornman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 26, 2012)
10.7.3	Second Amendment, dated November 29, 2012, to the Employment Agreement, dated as of November 12, 2008, by and between Interleukin Genetics, Inc. and Kenneth S. Kornman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 30, 2012)
10.8@	Employment Agreement dated April 30, 2008 between the Company and Eliot M. Lurier (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2008)
10.9@	Form of Director Indemnity Agreement dated March 5, 2003 (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.10@	Director Compensation Policy dated April 29, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2010)
10.11@	Employment agreement dated December 26, 2012 between the Company and Scott Snyder (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed March 28, 2013)
10.12@	Offer Letter, dated March 31, 2014, between Interleukin Genetics, Inc. and James M. Weaver (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 31, 2014)
10.13@	Consulting Agreement, dated September 8, 2014, by and between Interleukin Genetics, Inc. and Danforth Advisors, LLC. (incorporated herein by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed on February 6, 2015 (File No.: 333-201908))
10.14.1	Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated March 5, 2003 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.14.2	Amendment No. 1 to Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated May 20, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 30, 2003)
10.14.3	Second Amendment to Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated February 28, 2005 (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed on April 26, 2005)
10.14.4	Third Amendment, dated June 29, 2012, to the Stock Purchase Agreement, dated March 3, 2003, between Interleukin and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on July 2, 2012)
10.15	Stock Purchase Agreement Between the Company and Pyxis Innovations Inc. dated August 17, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed on October 31, 2006)

Exhibit No.	Identification of Exhibit
10.16	Stock Purchase Agreement, dated June 29, between Interleukin and Delta Dental Plan of Michigan, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on July 2, 2012)
10.17.1	Common Stock Purchase Agreement, dated May 17, 2013, by and among Interleukin and the Investors in the May 2013 Private Placement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 20, 2013)
10.17.2

First Amendment, dated March 31, 2014, to Common Stock Purchase Agreement, dated May 17, 2013

(incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 31,

2014)

10.17.3	Second Amendment, dated May 30, 2014, to Common Stock Purchase Agreement, dated May 17, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 2, 2014)
10.18	Registration Rights Agreement, dated May 17, 2013, by and among Interleukin and the Investors in the May 2013 Private Placement, Pyxis Innovations Inc., Delta Dental Plan of Michigan, Inc. and BTIG, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 20, 2013)
10.19	Voting Agreement and Irrevocable Proxy, dated May 17, 2013, between Interleukin and Pyxis Innovations Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 20, 2013)
10.20

Securities Purchase Agreement, dated December 23, 2014, by and among Interleukin and the Investors in the December 2014 Private Placement (incorporated herein by reference to Exhibit 10.1 of the Company’s

Current Report on Form 8-K filed on December 23, 2014)

10.21

Registration Rights Agreement, dated December 23, 2014, by and among Interleukin and the Investors in the December 2014 Private Placement and BTIG, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 23, 2014)

10.22

Venture Loan and Security Agreement, dated December 23, 2014, by and between Interleukin and Horizon

Technology Finance Corporation (incorporated herein by reference to Exhibit 10.3 of the Company’s

Current Report on Form 8-K filed on December 23, 2014)

Agreements with respect to Collaborations, Licenses and Research and Development
10.23.1	Exclusive License Agreement between the Company and Access Business Group dated March 5, 2003 (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.23.2	First Amendment to License Agreement by and between the Company and Access Business Group International, LLC, dated September 1, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008)
10.24	Merchant Network and Channel Partner Agreement dated October 26, 2009 by and between the Company and Amway Corp. (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on March 25, 2010)
10.25+	License Agreement, dated September 21, 2012, between Access Business Group International LLC and Interleukin Genetics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012)
10.26	Professional Services Agreement, dated September 21, 2012, between Access Business Group International LLC and Interleukin Genetics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012)
10.27+

First Amended Preferred Participation Agreement, dated November 1, 2013, by and between Interleukin Genetics, Inc. and Renaissance Health Service Corporation and its affiliates and subsidiaries (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed on March 20, 2014)

Consents, Certifications and Other Exhibits
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101	The following materials from Interleukin Genetics Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Deficit, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements.

*	Filed herewith.

+	The Securities and Exchange Commission with respect to certain portions of this exhibit has previously granted confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

@	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLEUKIN GENETICS, INC.

By:	/s/ Kenneth S. Kornman
Kenneth S. Kornman Chief Executive Officer

Date: March 19, 2015

Pursuant to the requirements of with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signatures	Title	Date Signed

/s/ Kenneth S. Kornman	Chief Executive Officer, Director	March 19, 2015
Kenneth s. Kornman	(Principal Executive Officer)

/s/ Stephen J. DiPalma	Interim Chief Financial Officer	March 19, 2015
Stephen J. DiPalma	(Principal Financial and Accounting Officer)

/s/ Lionel Carnot	Director	March 19, 2015
Lionel Carnot

/s/ Roger c. colman	Director	March 19, 2015
Roger C. Colman

/s/ joseph m. landstra	Director	March 19, 2015
Joseph M. Landstra

/s/ William C. Mills III	Director	March 19, 2015
William C. Mills III

/s/ Dayton Misfeldt	Director	March 19, 2015
Dayton Misfeldt

/s/ James M. Weaver	Chairman	March 19, 2015
James M. Weaver

