Form 10-K/A
period 2014-12-31
INTERLEUKIN GENETICS INC
filed 2015-04-29
CIK 1037649

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

As of April 15, 2015 there were 172,786,907 shares of the registrant’s Common Stock issued and outstanding.

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Interleukin Genetics, Inc. (the “Registrant”) for the year ended December 31, 2014 as filed on March 19, 2015 (the “Original Form 10-K”) is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15(a)(3) of Part IV, no other information included in the Original Form 10-K is amended or changed by this Amendment.

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

INTERLEUKIN GENETICS, INC.

FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2014

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT AND CORPORATE GOVERNANCE

The Board of Directors and Management

We are managed under the direction of our Board of Directors. Pursuant to the terms of the Securities Purchase Agreement we entered into on December 23, 2014 with various accredited investors, as amended on April 6, 2015 (the “2014 Purchase Agreement”), the number of persons which constitutes the entire Board is set at eight (8), and is composed of the following:

(i)	two (2) Class I directors with terms ending at the 2016 annual meeting of stockholders, consisting of one independent director (currently William C. Mills III) and one director designated by Pyxis Innovations Inc. (“Pyxis”) (currently Joseph M. Landstra);

(ii)	three (3) Class II directors with terms ending at the 2017 annual meeting of stockholders, consisting of the Company’s Chief Executive Officer (currently Mark B. Carbeau), Kenneth S. Kornman, Ph.D., the Company’s founder and Chief Scientific Officer (for so long as Dr. Kornman remains employed by the Company), and one director designated by Bay City Capital Fund V, L.P. (“Bay City”) (currently Dayton Misfeldt); and

(iii)	three (3) Class III directors with terms ending at the 2015 annual meeting of stockholders, consisting of one director designated by Pyxis (currently Roger C. Colman), one independent director (currently James Weaver), and one director designated by Bay City (currently Lionel Carnot).

The 2014 Purchase Agreement also provides that a board member designated by Pyxis shall serve on the Audit Committee and a board member designated by Bay City shall serve on each of the Audit Committee, the Compensation Committee and the Nominating Committee. Currently, Joseph Landstra serves as the Pyxis designee on the Audit Committee, Lionel Carnot serves as the Bay City designee on the Audit and Nominating Committees and Dayton Misfeldt serves as the Bay City designee on the Compensation Committee.

Set forth below are the names of our directors and our executive officers, their ages, their position in the company, their principal occupations or employment for at least the past five years, the length of their tenure as directors and, for our directors, the names of other public companies in which they hold or have held directorships during the past five years.

Name	Age	Position with the Company
Mark B. Carbeau.	54	Chief Executive Officer and Director
Kenneth S. Kornman, DDS, Ph.D.	67	President and Chief Scientific Officer and Director
Stephen DiPalma	56	Interim Chief Financial Officer
Scott Snyder	53	Chief Marketing Officer
James M. Weaver	50	Director and Chairman of the Board
Lionel Carnot(1)(2)	46	Director
Roger C. Colman (2)(3)	60	Director
Joseph M. Landstra (1)	36	Director
William C Mills III (1)(3)	59	Director
Dayton Misfeldt(3)	40	Director

(1)	Member of our Audit Committee
(2)	Member of our Nominating Committee
(3)	Member of our Compensation Committee

MARK B. CARBEAU has been our Chief Executive Officer and has served as a member of our Board of Directors since April 6, 2015. Prior to joining Interleukin, from December 2013 to March 2015, Mr. Carbeau was CEO of Diagnostyx, a technology-based healthcare company focused on intelligent drug infusion systems that he co-founded. Prior to Diagnostyx, from January 2010 to June 2013, Mr. Carbeau served as CEO of PolyRemedy®, a technology enabled services business that combines health information technology with personalized therapeutics to improve wound healing outcomes. From January 2008 to October 2009, Mr. Carbeau was the President and CEO of HyperMed, Inc., a commercial stage medical device and diagnostics company using novel hyperspectral imaging technology. Prior to HyperMed, Mr. Carbeau served as President USA of Kinetic Concepts, Inc. Prior to that, Mr. Carbeau served as Vice President, Corporate Development at OraPharma, Inc., during its commercial launch of a periodontal therapeutic, a successful IPO, and the eventual sale of the company to Johnson & Johnson. Mr. Carbeau also founded CM Partners, a strategic life science consulting firm, and was a member of The Boston Consulting Group. Mr. Carbeau began his career serving in various sales, marketing and manufacturing roles with Eli Lilly and Company. He holds a B.S. in Industrial Engineering from Pennsylvania State University and an M.B.A. from the Wharton School of the University of Pennsylvania. Our Board of Directors has concluded that Mr. Carbeau’s role as Chief Executive Officer as well as his extensive experience across a range of senior management positions with life science companies make him uniquely suited to serve on the Board. Mr. Carbeau has not served on any other public company boards in the past five years.

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

STEPHEN DIPALMA has been our Interim Chief Financial Officer since September, 2014. Mr. DiPalma is Managing Director at Danforth Advisors, LLC, where he has served since April 2014. He brings more than 25 years of experience in life sciences and healthcare, including founding two start-ups, working with venture-backed companies, subsidiaries of Fortune 100 firms and publicly traded companies, and his work with Danforth Advisors clients. Previously, he served as the CFO of two public companies, and as CFO, COO, CEO or Director of eight privately held companies, in addition to his consulting clients. Mr. DiPalma participated in the successful reorganization of Cambridge Biotech from Chapter 11 bankruptcy protection into Aquila BioPharmaceuticals, led the effort to take RXi Pharmaceuticals public, and has extensive experience in international fund raising and corporate structuring. He was formerly Chairman of the Board of Cognoptix Inc., and is on the Board of Directors of Phytera, Inc. Mr. DiPalma received his M.B.A. from Babson College and his B.S. from the University of Massachusetts-Lowell.

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

JAMES M. WEAVER initially joined the Board of Directors in July 2007 as a designee of Pyxis. He served as Chairman of our Board from September 2007 until March 11, 2014, when he announced that he was resigning as a director due to his resignation from Alticor Corporate Enterprises (an affiliate of Pyxis) to pursue other interests. On March 31, 2014, Mr. Weaver was re-elected as an independent director and was also re-appointed as Chairman of the Board. He is the former Vice President of Alticor Corporate Enterprises, a member of the Alticor Inc. family of companies, which is engaged in the principal business of offering products, business opportunities, and manufacturing and logistics services in more than 80 countries and territories worldwide. In this role, Mr. Weaver was responsible for managing the current portfolio of Alticor’s companies and directs its acquisition and growth. Prior to joining Alticor in June 2007, Mr. Weaver worked for X-Rite Inc. where he held various leadership positions, including Senior Vice President and General Manager, Vice President of marketing and software development, Vice President of marketing and product development, as well as lead executive on several acquisitions. Mr. Weaver also founded and held the position of President and Chief Executive Officer of Bold Furniture Inc, and has held various leadership positions at Steelcase Inc. and Bissell Inc. Mr. Weaver received a Bachelor’s degree in general studies from the University of Michigan in Ann Arbor and serves on several non-profit and private company boards. Our Board of Directors has concluded that Mr. Weaver should serve as a director because of his prior senior management experience and judgment and his extensive sales and marketing experience in the consumer product industry. Mr. Weaver has not served on any other public company boards in the past five years.

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

Audit Committee and Financial Experts

Our Audit Committee currently consists of Lionel Carnot, Joseph M. Landstra and William C. Mills III (Chair). Our Audit Committee met six times during the fiscal year ended December 31, 2014. Our Audit Committee is responsible for retaining and overseeing our independent accountants, approving the services performed by them and reviewing our annual financial statements, accounting policies and our system of internal controls. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and the NASDAQ Stock Market LLC, as such standards apply specifically to members of audit committees. The Board of Directors has determined that Mr. Mills is an “audit committee financial expert” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. A copy of the Audit Committee’s written charter is publicly available on the “Investors-Corporate Governance-Committees” section of our website at www.ilgenetics.com.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act during or with respect to the year ended December 31, 2014 were filed on a timely basis, except that the Form 3 and Form 4 required to be filed by our Interim Chief Financial Officer when he began working for us in September 2014 were not filed until December 2014 due to an administrative error.

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation awarded or paid to, accrued or earned during the fiscal years ended December 31, 2014 and 2013 by our Chief Executive Officer, our Former Chief Financial Officer, our Chief Marketing Officer and our Interim Chief Financial Officer (there were no other executive officers employed by us as of December 31, 2014). We refer to these individuals as our “Named Executive Officers.” Our current Chief Executive Officer, Mark B. Carbeau, began on April 6, 2015.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Kenneth S. Kornman	2014	$360,000	$41,400	$—	$527,800	$—	$—	$3,296	$932,496
Chief Executive Officer, President and Chief Scientific Officer	2013	$360,000	$—	$—	$854,775	$—	$—	$3,296	$1,218,071
Eliot M. Lurier (4)	2014	$188,588	$—	$—	$—	$—	$—	$17,694	$206,252
Former Chief Financial Officer	2013	$252,539	$—	$—	$284,925	$—	$—	$1,500	$538,964
Scott Snyder	2014	$265,000	$25,758	$—	$171,600	$—	$—	$43,828	$506,186
Chief Marketing Officer	2013	$257,865	$—	$—	$314,433	$—	$—	$33,294	$605,592
Stephen DiPalma (5)
Interim Chief Financial Officer	2014	$66,894	$—	$—	$—	$—	$—	$—	$66,894

(1)	The assumptions used to determine the fair value of the stock awards and option grants for 2014 and 2013 are as follows:

	2014	2013
Risk-Free interest rate:	1.53%	1.56%
Expected life:	5.73 years	5.73 years
Expected volatility:	144.74%	144.35%
Dividend yield:	0%	0%

Using these assumptions, the weighted average grant date fair value of options granted in 2014 and 2013 was $0.32 and $0.34, respectively.

(2)	Amounts represent the grant date fair value of stock awards and option grants. The 2013 option award amount for Dr. Kornman consists of the grant date fair value of options for 2,250,000 shares granted in October 2013. The 2014 option award for Dr. Kornman consists of the grant date fair value of options for 2,030,000 shares granted in January 2015 as part of 2014 compensation. The 2013 option award amount for Mr. Lurier consists of the grant date fair value of options for 750,000 shares granted in October 2013. The 2013 option award amount for Mr. Snyder consists of the grant date fair value of options for 200,000 and 675,000 shares granted in January 2013 and October 2013, respectively. The 2014 option award for Mr. Snyder consists of the grant date fair value of options for 660,000 shares granted in January 2015 as part of 2014 compensation.

(3)	Dr. Kornman received reimbursement of $3,296 for life insurance in 2013 and 2014. Mr. Lurier and Mr. Snyder each received a $1,500 401K company contribution in 2013. Mr. Snyder also received a $1,500 401K company contribution in 2014. Mr. Snyder received $31,794 and $42,328 in reimbursed travel per the terms of his employment agreement in 2013 and 2014, respectively. Mr. Lurier received $17,694 in accrued vacation pay upon his resignation on September 5, 2014.

(4)	Mr. Lurier resigned as our Chief Financial Officer in September 2014.

(5)	Mr. DiPalma joined us as our Interim Chief Financial Officer in September 2014. Mr. DiPalma is Managing Director at Danforth Advisors, LLC, and we have entered into a consulting agreement with Danforth Advisors, LLC, pursuant to which Danforth provides us with finance, accounting and administrative functions, including interim chief financial officer services. We pay Danforth an agreed upon hourly rate for such services and reimburse Danforth for expenses. Mr. DiPalma is compensated by Danforth and not by Interleukin. The amounts set forth above represent the amounts we paid to Danforth under the terms of the consulting agreement for Mr. DiPalma’s services.

Narrative Disclosure to Summary Compensation Table

The compensation paid to our named executive officers in 2014 and 2013 summarized in our Summary Compensation Table above is generally determined in accordance with employment agreements that we have entered into with each of our Named Executive Officers. The material terms of these agreements are discussed under the caption “Employment Agreements” below.

Outstanding Equity Awards at Fiscal Year-End

The following table shows stock option awards outstanding (vested and unvested) and unvested stock awards outstanding as of December 31, 2014, including both awards subject to performance conditions and non-performance-based awards, for each of the executive officers in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Kenneth S. Kornman	25,000	—	—	$1.40	4/2/2018	—	—	—	—
	75,000	—	—	$0.48	11/12/2018	—	—	—	—
	24,000	6,000	—	$0.745	4/06/2020	—	—	—	—
	75,000	25,000	—	$0.46	5/06/2021	—	—	—	—
	175,000	125,000	—	$0.34	12/21/2022	—	—	—	—
	703,125	1,546,875	—	$0.3799	10/22/2023	—	—	—	—

Eliot M. Lurier	—	—	—	—	—	—	—	—	—

Scott Snyder	50,000	150,000	—	$0.29	1/2/2023	—	—	—	—
	210,939	464,061	—	$0.3799	10/22/2023	—	—	—	—

Stephen DiPalma (1)	16,667	83,333	—	$0.25	9/8/2024	—	—	—	—

(1)	Represents a warrant for 100,000 shares granted in September 2014 to Danforth Advisors, LLC.

Employment Agreements

Mark B. Carbeau

On April 6, 2015, we entered into an employment agreement with Mark B. Carbeau to serve as our Chief Executive Officer. Under this agreement, Mr. Carbeau will receive an initial annual base salary of $365,000 per year and is eligible to receive an annual bonus at a target amount of 35% of his base salary, with a stretch bonus opportunity of 150% of the target bonus. Under the terms of the Agreement, Mr. Carbeau has been granted options to purchase up to 14,245,227 shares of Interleukin’s common stock (the “Options”) at an exercise price of $0.1525 per share (the closing price of the common stock on April 6, 2015). The Options will vest as to 25% of the shares on April 6, 2016, and as to an additional 2.083% of the shares on the last day of each successive month thereafter, provided that he remains employed by Interleukin on the vesting date.

The agreement provides that if Mr. Carbeau’s employment with Interleukin is terminated by us without Cause (as defined in the agreement) or by Mr. Carbeau for Good Reason (as defined in the agreement), subject to his execution of a release of claims agreement acceptable to us, he will be entitled to (i) severance payments equal to 12 months of base salary and (ii) continuation of medical benefits for up to 12 months. In addition, if within one year following a Change of Control (as defined in the agreement), Mr. Carbeau’s employment with Interleukin is terminated by us without Cause or by Mr. Carbeau for Good Reason, subject to his execution of a release of claims agreement acceptable to us, he will be entitled to (i) severance payments equal to 12 months of base salary, (ii) continuation of medical benefits for up to 12 months and (iii) acceleration of the vesting of all outstanding unvested equity awards.

As a condition of employment, Mr. Carbeau has entered into a non-competition/non-solicitation agreement pursuant to which he has agreed not to compete with Interleukin or to solicit customers or employees of Interleukin for a period of 12 months after the termination of his employment

Kenneth S. Kornman, DDS, Ph.D.

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

On April 25, 2012, the Company executed an amendment, effective as of March 31, 2012, to Dr. Kornman’s employment agreement to extend the term through November 30, 2012. In connection with the resignation of our former Chief Executive Officer on August 23, 2012, the Board of Directors appointed Dr. Kornman as Chief Executive Officer in addition to his role as President and Chief Scientific Officer. The Board of Directors also appointed Dr. Kornman as a director to fill the vacancy created by the CEO’s resignation. On November 29, 2012, the Company entered into a second amendment to Dr. Kornman’s employment agreement to extend the term through November 30, 2015. Effective upon Mr. Carbeau’s appointment as Chief Executive Officer on April 6, 2015, Dr. Kornman resigned as Chief Executive Officer and continues to serve as Interleukin’s President and Chief Scientific Officer and as a member of the Board of Directors.

In December 2012, the Compensation Committee granted Dr. Kornman an option to purchase 300,000 shares of our common stock. This option is exercisable at $0.34 per share and vests as to 25%, 33% and 42% of the shares on each of the first three anniversaries of the date of grant.

In October 2013, Dr. Kornman was granted an option to purchase 2,250,000 shares of our common stock. This option has an exercise price of $0.3799, the fair value of our common stock on the grant date of the option, and will vest as to ¼ of the shares on the first anniversary of the grant date, and as to 1/36 of the remaining shares at the end of each month thereafter beginning on October 31, 2014. In January 2015, Dr. Kornman was granted an option to purchase 2,030,000 shares of our common stock. This option has an exercise price of $0.26, the fair value of our common stock on the grant date of the option, and will vest as to 1/48 of the shares at the beginning of each month beginning on February 1, 2015.

Eliot M. Lurier

On April 30, 2008, we entered into an employment agreement with Eliot M. Lurier for the position of Chief Financial Officer. The agreement had an initial term of one year and was automatically renewable for successive one year periods unless at least 60 days prior notice is given by either us or Mr. Lurier. The agreement provided for an initial annual base salary of $217,000 which could be increased in the sole discretion of the Compensation Committee of our Board. Mr. Lurier also received a signing bonus of $15,000 after his first four months of employment. On April 30, 2008, Mr. Lurier was granted an option to purchase 40,000 shares of our common stock at an exercise price equal to $1.49, which was the closing price as reported on the NYSE Amex on the grant date. The option vested in equal annual installments of 8,000 shares on each of the first five anniversaries of the grant date. The agreement also included non-compete and non-solicitation provisions for a period of six months following the termination of Mr. Lurier’s employment.

In April 2010, as part of the year-end compensation process, the Compensation Committee granted Mr. Lurier an option to purchase 60,000 shares of our common stock. This option was exercisable at $0.745 per share and vested as to 20% of the shares on each of the first five anniversaries of the date of grant. In March 2011, as part of the year-end compensation process, the Compensation Committee granted Mr. Lurier an option to purchase 100,000 shares of our common stock. This option was exercisable at $0.36 per share and vested as to 25% of the shares on each of the first four anniversaries of the date of grant. In December 2012, the Compensation Committee granted Mr. Lurier an option to purchase 200,000 shares of our common stock. This option was exercisable at $0.34 per share and vested as to 25%, 33% and 42% of the shares on each of the first three anniversaries of the date of grant. In October 2013, Mr. Lurier was granted an option to purchase 750,000 shares of our common stock. This option had an exercise price of $0.3799, the fair value of our common stock on the grant date of the option, and vested as to ¼ of the shares on the first anniversary of the grant date, and as to 1/36 of the remaining shares at the end of each month thereafter beginning on October 31, 2014.

Mr. Lurier resigned effective September 5, 2014. All options granted to Mr. Lurier terminated as of December 4, 2014.

Scott Snyder

On December 26, 2012, we entered into an employment agreement with Scott Snyder for the position of Chief Marketing Officer beginning on January 2, 2013. The agreement provides for a minimum annual base salary of $265,000, and for 2013 and 2014 he is eligible for a bonus pursuant to the Bonus Plan as described below under “-Executive Bonus Plan.” For 2015 and any subsequent year in which he is employed, he is eligible for a bonus of up to 30% of his base salary, based on factors such as evaluation of individual performance, our financial performance, economic conditions generally, and the policy terms applicable to such bonus. Mr. Snyder is entitled to a maximum of $34,000 in expense reimbursement in calendar year 2013, and an additional $16,000 for the six months ending June 30, 2014, for travel and housing expenses from his residence to Interleukin’s offices. On July 23, 2013, the Compensation Committee agreed to amend Mr. Snyder’s employment agreement and increase the aggregate amount of travel and lodging expenses that may be reimbursed to an aggregate of $60,000. On August 4, 2014, the Compensation Committee agreed to amend Mr. Snyder’s employment agreement again and increase the aggregate amount of travel and lodging expenses that may be reimbursed to an aggregate of $80,000. On January 22, 2015, the Compensation Committee agreed to reimburse Mr. Snyder up to an aggregate amount of $40,000 for travel and lodging expenses incurred in 2015. Upon hire, Mr. Snyder was granted an option to purchase 200,000 shares of our common stock at an exercise price of $0.29 on January 2, 3013, the grant date of the option. The option vests in three installments of 50,000, 66,000 and 84,000 shares on each of the first three anniversaries of the grant date.

Mr. Snyder’s agreement is terminable at will by us or Mr. Snyder. If we terminate Mr. Snyder without cause, then we will pay Mr. Snyder, in addition to any accrued, but unpaid compensation prior to termination, an amount equal to six months of his base salary in effect at the time of the termination.

In October 2013, Mr. Snyder was granted an option to purchase 675,000 shares of our common stock. This option has an exercise price of $0.3799, the fair value of our common stock on the grant date of the option, and will vest as to ¼ of the shares on the first anniversary of the grant date, and as to 1/36 of the remaining shares at the end of each month thereafter beginning on October 31, 2014. In January 2015, Mr. Snyder was granted an option to purchase 660,000 shares of our common stock. This option has an exercise price of $0.26, the fair value of our common stock on the grant date of the option, and will vest as to 1/48 of the shares at the beginning of each month beginning on February 1, 2015.

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

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2014 to William C. Mills III and James Weaver. No other director was paid or accrued compensation during the fiscal year ended December 31, 2014.

Name (a)	Fiscal Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
William C. Mills III (1)	2014	$55,000	—	$—	—	$55,000
James Weaver (1)	2014	$49,637	—	$43,750	—	$93,387

(1)	The following table shows the total number of outstanding and vested stock options, and shares of outstanding and restricted common stock as of December 31, 2014, the last day of our fiscal year, that have been issued as director compensation.

Name	# of Stock Options Outstanding	# of Stock Options Vested	Shares of Common Stock Restricted
William C. Mills III	100,000	50,169	—
James Weaver	125,000	—	—

On April 29, 2010, our Board of Directors adopted the following policy for compensation of non-employee directors:

•	for service as a director, an annual retainer of $20,000;

•	for service as the chair of a committee, an annual retainer of $7,500;

•	for service as a non-chair member of a committee, an annual retainer of $5,000;

•	for each Board or committee meeting attended in person, by teleconference or by video, $1,500; and

•	upon initial election or appointment to the Board, a grant of an option to purchase 15,000 shares of our common stock at an exercise price equal to the closing price of the common stock on the date of grant, with such option to vest in four equal annual installments on each of the first four anniversaries of the grant date.

Directors who are designated by Pyxis and BCC pursuant to contractual arrangements, are not eligible to receive the foregoing compensation. All of our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending Board and committee meetings.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 1, 2015 for (a) the executive officers named in the Summary Compensation Table of this proxy statement, (b) each of our directors, (c) all of our current directors and executive officers as a group, and (d) each stockholder known to us to beneficially own more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares that may be acquired by an individual or group within 60 days following January 1, 2015 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as otherwise indicated, we believe that the stockholders named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage ownership is based on a total of 172,683,342 shares of our common stock issued and outstanding on January 1, 2015.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent
Five Percent Stockholders
Pyxis Innovations Inc. (2)
7575 Fulton Street, East Ada, MI 49355	37,565,478	21.8%
Bay City Capital LLC (3)
750 Battery Street Suite 400 San Francisco, CA 94111	88,985,189	41.5%
Growth Equity Opportunities Fund III LLC (4)
1954 Greenspring Drive Suite 600 Timonium, MD 21093	66,738,894	32.7%
Delta Dental of Michigan, Inc. (5)
4100 Okemos Road Okemos, MI 48864	10,928,961	6.3%
Merlin Nexus IV LP (6)
424 West 33rd Street Suite 330 New York, NY 10001	9,000,322	5.1%
Directors and Executive Officers
Mark B. Carbeau	—	—
Kenneth S. Kornman, DDS, Ph.D. (7)	2,392,309	1.4%
Eliot M. Lurier	—	—
Scott Snyder (8)	420,872	*
Stephen DiPalma (9)	498,504	*
James M. Weaver	—	—
Lionel Carnot (10)	88,985,189	41.5%
Roger C. Colman (11)	—	—
Joseph M. Landstra (11)	—	—
William C. Mills, III (12)	54,915	*
Dayton Misfeldt (10)	88,985,189	41.5%
All current executive officers and directors as a Group (9 persons) (13)	92,351,789	42.6%

*	Represents less than 1% of the issued and outstanding shares.

(1)	Unless otherwise indicated, the address for each person is our address at 135 Beaver Street, Waltham, MA 02452.

(2)	Based on a Schedule 13D/A filed on January 7, 2015 with the SEC by Pyxis Innovations Inc. (“Pyxis”) and affiliated entities. Pyxis is a wholly-owned subsidiary of Alticor Inc. Alticor Inc. is a wholly-owned subsidiary of Solstice Holdings Inc. Solstice Holdings Inc. is a wholly-owned subsidiary of Alticor Global Holdings Inc. Pyxis reports sole voting and dispositive power over the shares, however, Alticor Inc., Solstice Holdings Inc., and Alticor Global Holdings Inc. have the power to direct the voting and disposition of these securities held by Pyxis by virtue of their direct or indirect control of Pyxis.

(3)	Based on a Schedule 13D/A filed on January 6, 2015 with the SEC by Bay City Capital LLC (“BCC”) and affiliated entities. BCC is the manager of Bay City Capital Management V LLC (“Management V”), which is the general partner of Bay City Capital Fund V, L.P (“Fund V”), and Bay City Capital Fund V Co-Investment Fund, L.P. (“Co-Investment V”). BCC is also an advisor to Fund V and Co-Investment V. The shares consist of (i) 46,184,016 shares of common stock and 41,137,150 shares of common stock issuable upon the exercise of warrants held by Fund V, and (ii) 880,099 shares of common stock and 783,924 shares of common stock issuable upon the exercise of warrants held by Co-Investment V.

(4)	Based on a Schedule 13D/A filed on January 2, 2015 with the SEC by Growth Equity Opportunities Fund III, LLC (“GEOF”) and affiliates. The shares consist of 35,298,087 shares of common stock and 31,440,807 shares of common stock issuable upon the exercise of warrants held by GEOF.

(5)	Based on a Schedule 13D/A filed on January 16, 2015 with the SEC by Delta Dental Plan of Michigan, Inc. (“DDMI”).

(6)	Based on a Schedule 13G/A filed on February 17, 2015 with the SEC by Merlin BioMed Private Equity Advisors, LLC. The shares consist of 5,143,041 shares of common stock and 3,857,281 shares of common stock issuable upon the exercise of warrants held by Merlin Nexus IV, LP (“Merlin Nexus”).

(7)	Consists of (i) 238,127 shares of common stock held by Dr. Kornman, (ii) 898,723 shares of common stock held by a limited partnership of which Dr. Kornman is a general partner and (iii) 1,255,459 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of January 1, 2015. Dr. Kornman disclaims beneficial ownership of the shares held by the limited partnership, except to the extent of his pecuniary interest therein.

(8)	Consists of (i) 38,307 shares of common stock held by Mr. Snyder and (ii) 382,565 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of January 1, 2015.

(9)	Consists of (i) 249,252 shares of common stock held by Mr. DiPalma and (ii) 249,252 shares of common stock issuable upon the exercise of warrants that are currently exercisable or become exercisable within 60 days of January 1, 2015.

(10)	Appointed to the Board of Directors as a designee of BCC pursuant to the terms of the 2014 Purchase Agreement. Includes the shares of our common stock and shares of common stock issuable upon the exercise of warrants outstanding detailed in Note (3) above held by the entities affiliated with BCC. The voting and dispositive decisions with respect to the shares held by Fund V and Co-Investment V are made by the members of the investment committee of its general partner, Management V. Messrs. Carnot and Misfeldt serve on this investment committee. Each disclaims beneficial ownership of such shares, except to the extent of his actual pecuniary interest therein.

(11)	Appointed to the Board of Directors as a designee of Pyxis pursuant to the terms of the 2014 Purchase Agreement. We have been advised that this director does not, directly or indirectly, have voting or dispositive power over the shares of stock held by Pyxis.

(12)	Consists of 54,915 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of January 1, 2015.

(13)	See Notes 7 through 12 above.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,523,900	$0.39	6,669,052
Equity compensation plans not approved by security holders	—	—	—
Total	4,523,900	$0.39	6,669,052

(1)	These plans consist of our 2000 Employee Stock Compensation Plan (the “2000 Plan”), our 2004 Employee, Director and Consultant Stock Plan (the “2004 Plan”), our 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”) and our 2012 Employee Stock Purchase Plan (the “2012 ESPP”). The number of shares set forth in column (a) consists of shares subject to outstanding options under the 2000 Plan, the 2004 Plan and the 2013 Plan as of December 31, 2014. The number of shares set forth in column (c) consists of 6,165,100 shares remaining available for issuance under the 2013 Plan and 503,952 shares remaining available for issuance under the 2012 ESPP as of December 31, 2014.

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

On August 17, 2006, we entered into a stock purchase agreement and further amended the note purchase agreement with Pyxis Innovations Inc., dated October 23, 2002, to, among other things, provide for the establishment of a $14.3 million convertible credit facility with Pyxis. Pyxis is our majority stockholder and a wholly-owned subsidiary of Alticor Inc. On June 10, 2008, we drew down $4.0 million under the convertible credit facility, leaving $10.3 million of available credit, and issued a convertible promissory note to Pyxis in that amount. In 2009, we drew down $3.0 million under this credit facility, leaving $7.3 million of remaining availability. In 2010, we drew down an additional $2.0 million under the credit facility leaving $3.3 million of remaining availability. In 2011, we drew down an additional $2.0 million and in 2012 we drew $1.3 million of remaining availability. There was no remaining availability to borrow under the credit facility and the aggregate principal amount of $14,316,255, plus interest, was due and payable in full on March 31, 2014. Pyxis had the right to convert the principal amount into shares of common stock at a conversion price equal to $5.68 per share, and immediately prior to the closing of the May 2013 Private Placement, Pyxis converted all of the principal amount outstanding into 2,521,222 shares of our common stock.

On October 26, 2009, we entered into a Merchant Network and Channel Partner Agreement with Amway Corp. d/b/a Amway Global, a subsidiary of Alticor. Pursuant to this Agreement, Amway Global sells our Inherent Health brand of genetic tests through its e-commerce Web site via a hyperlink to our e-commerce site. Amway Global receives a commission equal to a percentage of net sales received by us from Amway Global customers. The agreement has an initial term of 12 months and is automatically renewable for successive 12-month terms. The agreement may be terminated by either party upon 120 days written notice. As of the date of this prospectus, we have paid Amway Global approximately $2.6 million in commissions under this agreement, including $726,000 in 2012 and $367,000 in 2013 and $160,000 in the nine months ended September 30, 2014.

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

On September 21, 2012, we entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Pyxis. Pursuant to the License Agreement, we have granted ABGI and its affiliates a non-exclusive license to use the technology related to our Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa (the “Territories”). ABGI, or a laboratory designated by ABGI or an affiliate of ABGI, will be responsible for processing the tests, and we will receive a royalty for each test sold, which royalty will increase if certain pending patent applications are issued. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement. Thereafter, the term will automatically renew for additional one-year periods unless at least 60 days prior notice is delivered by either party. To date, we have been paid $198,960 and $128,790 under this agreement in 2013 and 2014 respectively.

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

On June 29, 2012, we entered into an agreement with Pyxis to exchange the 5,000,000 shares of Series A Convertible Preferred Stock then held by Pyxis for 5,000,000 shares of newly designated Series A-1 Preferred Stock. Concurrently therewith, we completed a financing with DDMI pursuant to which DDMI purchased 500,000 shares of Series B Preferred Stock for gross proceeds of $3,000,000. The rights, preferences and privileges of the Series A-1 Preferred Stock and the Series B Preferred Stock were set forth in a certificate of designations, preferences and rights filed with the Delaware Secretary of State on June 29, 2012. Each share of Series A-1 Preferred Stock and Series B Preferred Stock was convertible at the option of the holder into such number of fully paid and nonassessable shares of common stock determined by dividing the applicable original purchase price by the Series A-1 Conversion Price ($0.3196) or the Series B Conversion Price ($0.2745), as applicable. Immediately prior to the closing of the May 2013 Private Placement: (i) Pyxis converted all 5,000,000 outstanding shares of Series A-1 Preferred Stock into 28,160,200 shares of our common stock and (ii) DDMI, converted all 500,000 outstanding shares of Series B Preferred Stock into 10,928,961 shares of our common stock.

We have also entered into an agreement with Pyxis containing certain terms for allocating opportunities as permitted under Section 122(17) of the Delaware General Corporation Law. This agreement regulates and defines the conduct of certain of our affairs as they may involve this stockholder and its affiliates, and the powers, rights, duties and liabilities of us and our officers and directors in connection with corporate opportunities. Except under certain circumstances, this stockholder and its affiliates have the right to engage in the same or similar activities or lines of business or have an interest in the same classes or categories of corporate opportunities as we do. If Pyxis, its affiliates, or one of our directors appointed by Pyxis acquire knowledge of a potential transaction or matter that may be a corporate opportunity for both such stockholder and its affiliates and us, to the fullest extent permitted by law, such stockholder and its affiliates will not have a duty to inform us about the corporate opportunity or be liable to us or to our stockholders for breach of any fiduciary duty as a stockholder of ours for not informing us of the corporate opportunity, keeping it for its own account, or referring it to another person. Additionally, except under limited circumstances, if an officer or employee of Pyxis who is also one of our directors is offered a corporate opportunity, such opportunity shall not belong to us. In addition, we agreed that such director will have satisfied his duties to us and not be liable to us or to you in connection with such opportunity. The terms of these agreements will terminate on the date that no person who is a director, officer or employee of ours is also a director, officer, or employee of Pyxis.

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

On May 17, 2013, we closed a private placement transaction (the “May 2013 Private Placement”), pursuant to which we sold to various accredited investors an aggregate of 43,715,847 shares of our common stock at a price of $0.2745 per share for gross proceeds of $12,000,000. The investors also received Warrants to purchase up to an aggregate of 32,786,885 shares of common stock an exercise price of $0.2745 per share. The Warrants were exercisable as to 63% of the shares immediately and the remaining 37% of the shares became exercisable on August 9, 2013. The Warrants have a term of seven years from the date they became exercisable. The following beneficial owners of more than 5% of our securities participated in the May 2013 Private Placement:

Purchaser	Shares	Warrant Shares	Purchase Price
Bay City Capital Fund V, L.P.	20,187,464	15,140,598	$5,541,458.87
Bay City Capital Fund V Co-Investment Fund	384,699	288,524	$105,599.88
Growth Equity Opportunities Fund III, LLC	15,429,122	11,571,842	$4,235,293.99
Merlin Nexus IV, LP	5,143,041	3,857,281	$1,411,764.75

On May 17, 2013, we also entered into a Registration Rights Agreement with the investors in the May 2013 Private Placement, Pyxis, DDMI and BTIG LLC (the placement agent in the May 2013 Private Placement), pursuant to which we were required to file a registration statement on Form S-1 within 45 days of May 17, 2013 to cover the resale of (i) the shares sold in the May 2013 Private Placement and the shares of common stock underlying the warrants issued in the May 2013 Private Placement, (ii) the shares of common stock issued to Pyxis upon conversion of the Series A-1 Preferred Stock and the outstanding debt, (iii) the shares of common stock issued to DDMI upon the conversion of the Series B Preferred Stock, and (iv) the shares of Common Stock underlying warrants issued to BTIG LLC as placement agent compensation.

On December 23, 2014, we closed the December 2014 Private Placement, pursuant to which we sold to various accredited investors an aggregate of 50,099,700 shares of our common stock at a price of $0.1003 per share for gross proceeds of $5.0 million. The investors also received warrants to purchase up to an aggregate of 50,099,700 shares of common stock an exercise price of $0.1003 per share with a term of seven years. The following beneficial owners of more than 5% of our securities participated in the December 2014 Private Placement:

Purchaser	Shares	Warrant Shares	Purchase Price
Bay City Capital Fund V, L.P.	25,996,552	25,996,552	$2,607,454.17
Bay City Capital Fund V Co-Investment Fund	495,400	495,400	$49,688.62
Growth Equity Opportunities Fund III, LLC	19,868,965	19,868,965	$1,992,857.17

In addition, Stephen DiPalma, our Interim Chief Financial Officer, purchased 249,252 shares of our common stock and received a warrant to purchase 249,252 shares of common stock in the December 2014 Private Placement for a purchase price of $25,000.

On December 23, 2014, we also entered into a Registration Rights Agreement with the investors in the December 2014 Private Placement and BTIG LLC (the placement agent in the December 2014 Private Placement), pursuant to which we are required to file a registration statement on Form S-1 within 45 days of December 23, 2014 to cover the resale of (i) the shares sold in the December 2014 Private Placement and the shares of common stock underlying the 2014 Warrants issued in the December 2014 Private Placement and (ii) the shares of Common Stock underlying the 2014 BTIG Warrants issued to BTIG LLC and affiliates as placement agent compensation. The failure on the part of Interleukin to satisfy certain deadlines described in the Registration Rights Agreement may subject us to payment of certain monetary penalties.

Director Independence

Our Board of Directors has determined that the following members qualify as independent directors under the definition promulgated by The NASDAQ Stock Market LLC (“NASDAQ”): Lionel Carnot, Roger C. Colman, Joseph M. Landstra, William C. Mills III, Dayton Misfeldt and James M. Weaver.

Item 14. Principal Accountant Fees and Services

INDEPENDENT PUBLIC ACCOUNTANT

Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Grant Thornton, LLP, our independent public accountant, for the audit of our annual financial statements for the years ended December 31, 2013 and December 31, 2014 and fees billed for other services rendered by Grant Thornton LLP during those periods.

	2014	2013
Audit fees(1)	$216,786	$193,781
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$216,786	$193,781

(1)	Audit fees consist of fees for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in the quarterly reports.

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

4.            Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from the independent auditor..

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

Exhibit No.	Identification of Exhibit
3.1	Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on October 23, 2013 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2013)
3.2	Amended and Restated Bylaws of the Company dated July 24, 2008 (incorporated by reference to the Current Report on Form 8-K filed on July 28, 2008)
4.1	Form of Stock Certificate representing Common Stock, $0.001 par value, of the Company (incorporated herein by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
4.2	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 5, 2010)
4.3	Form of Warrant issued to Investors in the May 2013 Private Placement (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 20, 2013)
4.4	Form of Warrant issued to the Placement Agent in the May 2013 Private Placement (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 20, 2013)
4.5	Form of Warrant issued to Investors and the Placement Agent in the December 2014 Private Placement (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 23, 2014)
4.6	Form of Warrant issued to Horizon Technology Finance Corporation in the December 2014 Debt Transaction (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 23, 2014)
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

Agreements with Executive Officers and Directors
10.7.1@	Employment Agreement dated November 12, 2008 between the Company and Kenneth S. Kornman (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008)
10.7.2	First Amendment, effective as of March 31, 2012, to the Employment Agreement, dated as of November 12, 2008, by and between Interleukin Genetics, Inc. and Kenneth S. Kornman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 26, 2012)
10.7.3	Second Amendment, dated November 29, 2012, to the Employment Agreement, dated as of November 12, 2008, by and between Interleukin Genetics, Inc. and Kenneth S. Kornman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 30, 2012)
10.8@	Employment agreement dated April 30, 2008 between the Company and Eliot M. Lurier (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2008)
10.9@	Form of Director Indemnity Agreement dated March 5, 2003 (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.10@	Director Compensation Policy dated April 29, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2010)
10.11@	Employment agreement dated December 26, 2012 between the Company and Scott Snyder (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed March 28, 2013)
10.12@	Offer Letter, dated March 31, 2014, between Interleukin Genetics, Inc. and James M. Weaver (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-K filed March 31, 2014)
10.13@	Consulting Agreement, dated September 8, 2014, by and between Interleukin Genetics, Inc. and Danforth Advisors, LLC. (incorporated herein by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed on February 6, 2015 (File No.: 333-201908))

Agreements with respect to Financings and Rights of Stockholders
10.14.1	Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated March 5, 2003 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.14.2	Amendment No. 1 to Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated May 20, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 30, 2003)
10.14.3	Second Amendment to Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated February 28, 2005 (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed on April 26, 2005)

Exhibit No.	Identification of Exhibit
10.14.4	Third Amendment, dated June 29, 2012, to the Stock Purchase Agreement, dated March 3, 2003, between Interleukin and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on July 2, 2012)
10.15	Stock Purchase Agreement Between the Company and Pyxis Innovations Inc. dated August 17, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed on October 31, 2006)
10.16	Stock Purchase Agreement, dated June 29, between Interleukin and Delta Dental Plan of Michigan, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on July 2, 2012)
10.17.1	Common Stock Purchase Agreement, dated May 17, 2013, by and among Interleukin and the Investors in the May 2013 Private Placement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 20, 2013)
10.17.2	First Amendment, dated March 31, 2014, to Common Stock Purchase Agreement, dated May 17, 2013, by and among Interleukin and the Investors in the May 2013 Private Placement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 31, 2014 )
10.17.3	Second Amendment, dated May 30, 2014, to Common Stock Purchase Agreement, dated May 17, 2013, by and among Interleukin and the Investors in the May 2013 Private Placement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 2, 2014 )
10.18	Registration Rights Agreement, dated May 17, 2013, by and among Interleukin and the Investors in the May 2013 Private Placement, Pyxis Innovations Inc., Delta Dental Plan of Michigan, Inc. and BTIG, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 20, 2013)
10.19	Voting Agreement and Irrevocable Proxy, dated May 17, 2013, between Interleukin and Pyxis Innovations Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 20, 2013)
10.20	Securities Purchase Agreement, dated December 23, 2014, by and among Interleukin and the Investors in the December 2014 Private Placement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 23, 2014)
10.21	Registration Rights Agreement, dated December 23, 2014, by and among Interleukin and the Investors in the May 2013 Private Placement and BTIG, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 23, 2014)
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

Consents, Certifications and Other Exhibits

Exhibit No.	Identification of Exhibit
23.1	Consent of Grant Thornton LLP (incorporated herein by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K filed on March 19, 2015)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K filed on March 19, 2015)
31.1.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K filed on March 19, 2015)
31.2.1*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K filed on March 19, 2015)
101	The following materials from Interleukin Genetics Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Deficit, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements. (incorporated herein by reference to Exhibit 101 of the Company’s Annual Report on Form 10-K filed on March 20, 2014)

*	Filed herewith.
+	The Securities and Exchange Commission with respect to certain portions of this exhibit has previously granted confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.
@	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLEUKIN GENETICS, INC.
By:	/s/ Mark B. Carbeau
Mark B. Carbeau
Chief Executive Officer

Date: April 29, 2015

