Form 10-Q
period 2015-03-31
INTERLEUKIN GENETICS INC
filed 2015-05-14
CIK 1037649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

As of May 14, 2015 there were 172,786,907 shares of Common Stock, $0.001 par value per share, outstanding.

1

INTERLEUKIN GENETICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

Smaller Reporting Company – Scaled Disclosure

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies”.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLEUKIN GENETICS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,643,767	$11,466,807
Accounts receivable from related party	56,960	23,544
Trade accounts receivable	12,679	14,013
Inventory	143,298	171,575
Prepaid expenses	602,410	504,719
Total current assets	10,459,114	12,180,658
Fixed assets, net	739,917	773,779
Intangible assets, net	176,351	195,765
Other assets	110,991	116,919
Total assets	$11,486,373	$13,267,121
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$646,005	$513,927
Accrued expenses	197,719	343,225
Deferred revenue	3,065,256	3,154,498
Total current liabilities	3,908,980	4,011,650
Long Term Debt	4,756,040	4,738,614

Total Liabilities	8,665,020	8,750,264
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.001 par value — 300,000,000 shares authorized; 172,738,162 and 172,683,342 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	172,740	172,686
Additional paid-in capital	125,582,120	125,434,483
Accumulated deficit	(122,933,507)	(121,090,312)
Total stockholders’ equity	2,821,353	4,516,857
Total liabilities and stockholders’ equity	$11,486,373	$13,267,121

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Genetic testing	$347,900	$420,333
Other	55,312	67,233
Total revenue	403,212	487,566
Cost of revenue	331,041	394,771
Gross profit	72,171	92,795
Operating expenses:
Research and development	182,530	209,176
Selling, general and administrative	1,562,791	1,526,606
Amortization of intangibles	19,414	23,525
Total operating expenses	1,764,735	1,759,307
Loss from operations	(1,692,564)	(1,666,512)
Other income (expense):
Interest income	222	1,993
Interest expense	(150,853)	-
Total other income (expense)	(150,631)	1,993
Loss before income taxes	(1,843,195)	(1,664,519)
Benefit for income taxes	-	-
Net loss	$(1,843,195)	$(1,664,519)

Basic and diluted net loss per common share	$(0.01)	$(0.01)
Weighted average common shares outstanding, basic and diluted	172,737,553	122,481,674

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2014	-	$-	172,683,342	$172,686	$125,434,483	$(121,090,312)	$4,516,857
Net loss	-	-	-	-	-	(1,843,195)	(1,843,195)
Common stock issued:
Private placement	-	-	-	-	(4,100)	-	(4,100)
Employee stock purchase plan	-	-	54,820	54	5,427	-	5,481
Stock-based compensation expense	-	-	-	-	146,310	-	146,310
Balance as of March 31, 2015	-	$-	172,738,162	$172,740	$125,582,120	$(122,933,507)	$2,821,353

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,843,195)	$(1,664,519)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	70,204	62,603
Amortization of loan issuance costs and FV of warrants	23,354
Stock-based compensation expense	146,310	122,220
Change in fair value of warrants	-	-
Changes in operating assets and liabilities:
Accounts receivable, net	1,334	(8,497)
Receivable from related party	(33,416)	477,536
Inventory	28,277	(17,343)
Prepaid expenses and other current assets	(97,691)	(7,165)
Accounts payable	132,078	(462,284)
Accrued expenses	(161,588)	(28,788)
Deferred revenue	(89,242)	(269,774)
Deferred Liability	16,082	541
Net cash used in operating activities	(1,807,493)	(1,795,470)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(16,928)	(42,724)
Net cash used in investing activities	(16,928)	(42,724)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement of common stock	-	-
Private placement offering costs	(4,100)	-
Proceeds from exercises of employee stock options	-	-
Proceeds from employee stock purchase plan	5,481	9,890
Net cash provided by financing activities	1,381	9,890
Net increase (decrease) in cash and cash equivalents	(1,823,040)	(1,828,304)
Cash and cash equivalents, beginning of period	11,466,807	7,542,281
Cash and cash equivalents, end of period	$9,643,767	$5,713,977

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Note 1—Basis of Presentation

Interleukin Genetics, Inc. (“the Company”) develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive or therapeutic measures. The Company’s principal operations and markets are located in the United States.

The accompanying condensed financial statements include the accounts of the Company as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and March 31, 2014.

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire 2015 fiscal year.

For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 3 to our condensed financial statements contained herein.

Note 2—Operating Matters and Liquidity

The Company has experienced net operating losses since its inception through March 31, 2015. The Company had net losses of $6.3 million and $7.1 million for the years ended December 31, 2014 and 2013, respectively, and $1.8 million for the three months ended March 31, 2015, contributing to an accumulated deficit of $122.9 million as of March 31, 2015.

The Company continues to take steps to reduce genetic test processing costs. Cost savings are primarily achieved through test process improvements. Management believes that the current laboratory space is adequate to process high volumes of genetic tests.

On May 17, 2013, the Company entered into a Common Stock Purchase Agreement (the “2013 Purchase Agreement”) with various accredited investors (the “2013 Investors”), pursuant to which the Company sold securities to the 2013 Investors in a private placement transaction (the “May 2013 Private Placement”). In the May 2013 Private Placement, the Company sold an aggregate of 43,715,847 shares of common stock at a price of $0.2745 per share for gross proceeds of $12,000,000. The 2013 Investors also received warrants to purchase up to an aggregate of 32,786,885 shares of common stock an exercise price of $0.2745 per share (the “2013 Warrants”). The 2013 Warrants are all currently exercisable and have a term of seven years from the date they became exercisable.

On December 23, 2014, the Company entered into a Securities Purchase Agreement (the “2014 Purchase Agreement”) with various accredited investors (the “2014 Investors”), pursuant to which the Company sold to the 2014 Investors in a private placement transaction (the “December 2014 Private Placement”) an aggregate of 50,099,700 shares of common stock at a price of $0.1003 per share for gross proceeds of approximately $5.025 million. The 2014 Investors also received warrants to purchase up to an aggregate of 50,099,700 shares of common stock an exercise price of $0.1003 per share (the “2014 Warrants”). The 2014 Warrants are all currently exercisable and have a term of seven years.

On December 23, 2014, the Company entered into a Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (the “Lender”) under which the Company has borrowed $5.0 million. The loan bears interest at a floating rate equal to the One Month LIBOR Rate (with a floor of 0.50%) plus 8.50%. In the event that the One Month LIBOR Rate, as reported in the Wall Street Journal, exceeds 0.50%, the interest rate will be adjusted by an amount equal to the difference between such rates at the end of that particular month. At March 31, 2015, the rate was 9.0% per annum. The loan is to be repaid in forty-five (45) monthly payments consisting of fifteen (15) monthly payments of only interest followed by thirty (30) equal monthly payments of principal and interest. In addition, at the end of the repayment term (or at early termination of the loan) a final payment equal to 4.5% of the loan will be due and payable. The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company has also agreed not to pledge or otherwise encumber its intellectual property assets, subject to certain exceptions. In connection with the Loan Agreement, the Company issued to the Lender and its affiliates warrants to purchase a total of 2,492,523 shares of common stock at an exercise price of $0.1003 per share, which the Company refers to herein as the Lender Warrants. The Lender Warrants have a term of ten (10) years.

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

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of March 31, 2015 and December 31, 2014, the Company had deferred genetic test revenue of $3.1 million and $3.2 million, respectively. Included in deferred revenue at March 31, 2015 is $2.9 million for test kits that are still outstanding one year or longer after initial kit sale, of which $0.4 million was sold directly to consumers (credit card payments) and $2.5 million was sold to distributors for the Body Key promotional bundle.

The Company recognizes breakage revenue related to genetic test kits utilizing the remote method. Under the remote method, breakage revenue should be recognized when the likelihood of the customer exercising rights of redemption becomes remote. The term remote requires statistical analysis of customer redemption patterns for all tests sold and returned. The Company analyzed redemption patterns from 2009 through 2014 and determined the period of time after which the likelihood of test redemption was remote was three years after the sale of a genetic test kit. Included in genetic test revenue in the three months ended March 31, 2015 is $75,900 of breakage revenue related to unredeemed genetic test kits sold in the first three months of 2012, compared to genetic test revenue in the three months ended March 31, 2014 of $64,497 related to unredeemed genetic test kits sold in the first three months of 2011. The Company expects to continue to recognize breakage revenue and the corresponding deferred cost of goods on a quarterly basis based on the historical analysis.

Sales Commission

On October 26, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor Inc. (“Alticor”). Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. The Company accounts for sales commissions due to Amway Global under the Merchant Network and Channel Partner Agreement in accordance with SEC Staff Accounting Bulletin (“SAB”) 104. Commissions are recorded as an expense at the time they become due which is at the point of sale. The cost of commissions was $88,000 and $42,000 for the three months ended March 31, 2015 and 2014, respectively.

Accounts Receivable

Accounts receivable is stated at estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its commercial genetic test customers a 2% cash discount if payment is made by bank wire transfer within 10 days of the invoice date. No accounts receivable reserve is required at March 31, 2015 as all accounts receivable are expected to be collected.

Inventory

Inventory is carried at lower of cost (first-in, first-out method) or market and no inventory reserve was deemed necessary at December 31, 2014 or March 31, 2015. As the Company does not manufacture any products, no overhead costs are included in inventory. When a test kit is sold, the corresponding cost of the test kit is recorded as cost of goods sold and removed from inventory.   The Company has contracted with a fulfillment provider to supply its PerioPredict® genetic tests kits to dental offices. The agreement with the fulfillment provider requires the provider to purchase and fulfill all materials related to the genetic test kit and delivery, with the Company’s approval. The Company pays for materials and fulfillment charges when the product is shipped. During the three months ended March 31, 2015, the Company purchased $33,000 of inventory related to its PerioPredict® test  . Any kit components remaining at the fulfillment center are reflected in inventory with a corresponding offset to accounts payable. At March 31, 2015 and December 31, 2014, $1,500   and $48,000, respectively, of raw materials are at the fulfillment center and reflected in inventory with a corresponding entry to accounts payable.

Inventory consisted of the following:

	March 31, 2015	December 31, 2014

Raw materials	$124,907	$163,239
Finished goods	18,391	8,336
Total inventory, net	$143,298	$171,575

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

Significant management judgment is required in determining the Company’s provision (benefit) for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of approximately $33.3 million as of March 31, 2015, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

As a result of the Company’s change in its capital structure during the quarters ended June 30, 2013 and December 31, 2014, the Company may have undergone IRC section 382 ownership changes which would limit its ability to realize the benefit of its tax attributes (i.e., federal/state net operating losses and research and development credits) during their respective carry forward periods. Furthermore, pursuant to the change in capital structure in the quarter ended June 30, 2013, the Company realized cancellation of indebtedness income under IRC section 108(e)(8), which reduced the Company’s federal net operating loss carry-forward pursuant to IRC section 108(b)(2)(A), due to the fact that the Company’s liabilities exceeded the fair market value of its assets. Accordingly, the Company had a reduction in its deferred tax asset and a corresponding reduction in its valuation allowance for the quarter ending June 30, 2013. The cancellation of indebtedness income resulted from a shareholder’s conversion of debt of approximately $14.3 million into common stock of the Company contemporaneously with an additional investment by an unrelated investor.

The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the year quarter ended March 31, 2015.

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

	As of March 31,
	2015	2014
Options outstanding	8,052,900	5,991,800
Warrants outstanding	88,301,079	37,269,125
Total	96,353,979	43,260,925

Fair Value of Financial Instruments

The Company, using available market information, has determined the estimated fair values of financial instruments. The stated values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these instruments. The fair value of warrants is calculated using the Black-Scholes pricing model.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with a domestic financial institution that the Company believes to be of high credit standing. The Company believes that, as of March 31, 2015, its concentration of credit risk related to cash and cash equivalents was not significant. Cash and cash equivalents are available on demand and are generally in excess of FDIC insurance limits.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the remaining term of the lease.

Assets that have not yet been placed in service, have the costs incurred presented as part of Projects in Progress. Once the asset has been placed in service, the related costs are transferred to the appropriate category and depreciation commences. At December 31, 2014, Projects in Progress had a balance of $6,800, all of which is related to laboratory software improvements. These projects were placed in service in the first month of 2015. For the three months ended March 31, 2015 there is a balance of $16,000 in Projects in Progress, all related to the acquisition of new IT equipment.

Segment Reporting

As of March 31, 2015 and 2014, the Company has one segment, the genetic test business. The Company develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive measures. The Company’s principal operations and markets are located in the United States.

Recent Accounting Pronouncements

FASB ASU 2015-03 - Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

In April 2015, the FASB issued ASU No. 2015-03, which requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts.  Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet.  Further, the amendments require the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments must be applied retrospectively.  All entities have the option of adopting the new requirements as of an earlier date for financial statements that have not been previously issued. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

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

In April, 2015 the FASB voted to defer the required implementation date of ASU 2014-09 to December 2017. Public companies may elect to adopt the standard along the original timeline. We are evaluating the impact of the adoption of this guidance to determine whether or not it has a material impact on the Company's financial statements.

FASB ASC 606 ASU 2014-15 - Presentation of Financial Statements—Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

In August 2014, the FASB issued ASU No. 2014-15, which applies should a company be facing probable liquidation within one year of the issuance of the financial statements, but is not actually in liquidation at the time of issuance.  The applicable basis for presentation remains as a going concern, but if liquidation within one year is probable, then certain disclosures must be included in the financial statement presentation.  ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We are evaluating the impact of ASU 2014-15 on our financial disclosures, but are not electing early adoption at this time.

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

On October 26, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor Inc. Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. We paid Amway Global $88,000 and $42,000 in commissions for the three months ended March 31, 2015 and 2014, respectively, representing a percentage of net sales to their customers. The Company expenses commissions owed to Amway Global in the month of sale to the customer.

Beginning in September 2012 and again in 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor, a related party, placed purchase orders totaling approximately $3.3 million consisting of Weight Management test kits. The kits are included as part of a promotional bundle of products that Amway is now selling to their Individual Business Owners (IBOs). Of the $3.3 million in orders, $1.5 million was received for the 2013 program and $1.8 million for the 2014 program. As a component of the 2013 promotional program, and not reflective of actual product expiry, the kits were required to be redeemed by December 31, 2013. In February 2014, the Company removed the redemption date requirement for the 2013 promotional program, for which ABG paid the Company $519,000 as a retrospective increase in the product purchase price. All revenues related to the 2013 promotional program, including the $519,000, will remain deferred until the kits are redeemed or the breakage analysis determines the probability of eventual redemption is remote. In October 2014, the Company received $250,000 as a retrospective increase in the product purchase price for unsold kits as consideration for extending the required redemption date of the 2014 promotional program to December 31, 2017. Cash received for these kits will be treated as deferred revenues until specific kits are returned for processing or on the final allowed redemption date of December 31, 2017.

On September 21, 2012, the Company entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Pyxis. Pursuant to the License Agreement, the Company has granted ABGI and its affiliates a non-exclusive license to use the technology related to Interleukin’s Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa (the “Territories”). ABGI, or a laboratory designated by ABGI, will be responsible for processing the tests, and the Company will receive a royalty for each test sold, which royalty will increase if certain pending patent applications are issued. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement which was in June 2013. Thereafter, the term will automatically renew for additional one-year periods unless at least 60 days prior notice is delivered by either party. During the three months ended March 31, 2015 and March 31, 2014, $54,203 and $54,885, respectively, related to license fees was received.

In connection with the execution of the License Agreement, the Company and ABGI also entered into a Professional Services Agreement (the “PSA”) pursuant to which the Company has agreed to provide services to ABGI in connection with its sale and processing of the tests within the Territories. No fees were earned in the year ended December 31, 2014 or the three months ended March 31, 2015.

For the three months ended March 31, 2015 and 2014, approximately 56% and 35%, respectively, of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global, and 14% and 38%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

On February 25, 2013, the Company entered into a Preferred Participation Agreement with Renaissance Health Services Corporation (“RHSC”), for itself and on behalf of certain of its affiliates and subsidiaries. RHSC is a related party through its affiliation with Delta Dental of Michigan, Inc. (“DDMI”), a stockholder of the Company. Pursuant to this agreement, affiliates of RHSC agreed to reimburse the Company a fixed price for each PerioPredict® genetic test that the Company processed for a customer of affiliates of RHSC. In addition, if during the term of the agreement the Company offered the PerioPredict® test to any other person or party for a lower price, such lower price would then be applicable to tests processed for a customer of affiliates of RHSC for the remainder of the term of the agreement. The pricing arrangement was subject to the satisfaction of certain milestones, including that (1) within a specified timeframe, RHSC affiliates were to develop and offer dental benefit plans for which a significant portion of such affiliate's clients are eligible that provided for use of the PerioPredict® test and reimbursement of the test at the agreed upon price (each such plan, hereinafter referred to as a “Reimbursed Dental Plan”) and (2) prior to a specified date, RHSC affiliates were to have sold policies for Reimbursed Dental Plans for the year beginning January 1, 2014. The Company agreed that for a one year period beginning on the date on which RHSC affiliates first offered a Reimbursed Dental Plan, it would make the PerioPredict® test available solely to RHSC affiliates and not to any other third party or person. This agreement had a term of three years beginning on February 25, 2013.

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

Note 5—Debt Instruments

Venture Loan and Security Agreement

On December 23, 2014, the Company entered into the Loan Agreement with Horizon Technology Finance Corporation (the “Lender”) under which the Company has borrowed $5.0 million. The loan bears interest at a floating rate equal to the One Month LIBOR Rate (with a floor of 0.50%) plus 8.50%. In the event that the One Month LIBOR Rate, as reported in the Wall Street Journal, exceeds 0.50%, the interest rate will be adjusted by an amount equal to the difference between such rates at the end of that particular month. At December 31, 2014, the rate was 9.0% per annum. The loan is to be repaid in forty-five (45) monthly payments consisting of fifteen (15) monthly payments of only interest followed by thirty (30) equal monthly payments of principal and interest. In addition, at the end of the repayment term (or at early termination of the loan) a final payment equal to 4.5% of the loan will be due and payable. The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company has also agreed not to pledge or otherwise encumber its intellectual property assets, subject to certain exceptions. In connection with the Loan Agreement, the Company issued to the Lender and its affiliates warrants to purchase a total of 2,492,523 shares of common stock at an exercise price of $0.1003 per share, which the Company refers to herein as the Lender Warrants. The Lender Warrants have a term of ten (10) years.

Additionally, $88,918 in cash fees paid to the Lender and $261,386, the intrinsic value of the Lender Warrants, were recorded as a discount on the loan and subsequently are amortized over the term of the loan in the Company’s Condensed Statements of Operations. The final non-principal payment of $225,000 will be accrued as additional interest expense, using the effective interest method, over the term of the loan. As of March 31, 2015, the unamortized discount associated with the loan was $326,950. Cash and non-cash interest expense for the three months ending March 31, 2015 was $112,500 and $38,354, respectively.

Note 6—Commitments and contingencies

Operating Lease

The Company leases its office and laboratory space under a non-cancelable operating lease which was originally scheduled to expire on March 31, 2014. In May 2010, the Company completed a sublease of 6,011 square feet of underutilized office and laboratory space and on March 31, 2014, the sublease expired. On February 7, 2014, the Company entered into the Second Amendment to Commercial Lease which, among other things a) extended the term of the lease from March 31, 2014 to March 31, 2017; b) reduced the 19,000 square feet, the amount of space under the master lease, by approximately 6,011 square feet, to approximately 13,000 square feet, which is the amount of space the Company currently occupies; and, c) set an initial base rent with an escalation of 2.06% of base rent in year two and another 2.06% in year three.

Rent expense, net of the benefit of the sublease in 2014, was $79,745 and $71,236 for the three months ended March 31, 2015 and 2014, respectively.

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

On November 12, 2008, the Company entered into an employment agreement with Dr. Kornman, its President and Chief Scientific Officer, for a three-year term, commencing on March 31, 2009, the date his previous employment agreement expired. Effective March 31, 2012, this agreement was extended through November 30, 2012, and was extended again on November 20, 2012 through November 30, 2015. Under this agreement, Dr. Kornman received an initial annual salary of $360,000 and is eligible to receive salary increases and/or annual bonuses solely at the discretion of the Board of Directors. Under the agreement, Dr. Kornman is entitled to participate in employee benefit plans that the Company provides or may establish for the benefit of its executive management generally. In addition, while Dr. Kornman remains employed by the Company, it will reimburse him $3,296 annually for payment of life insurance premiums.

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

In April 2010, Dr. Kornman was issued option to purchase 30,000 shares of the Company’s common stock at an exercise price of $0.745 per share and vesting of 20% of the shares on each of the first five anniversaries of the date of grant.

In May 2011, Dr. Kornman was issued an option to purchase 100,000 shares of the Company’s common stock, exercisable at $0.46 per share and vesting of 25% of the shares on each of the first four anniversaries of the date of grant.

In December 2012, Dr. Kornman was issued an option to purchase 300,000 shares of the Company’s common stock, exercisable at $0.34 per share and vesting of 25%, 33% and 42% of the shares on each of the first three anniversaries of the date of grant.

In October 2013, Dr. Kornman was issued an option to purchase 2,250,000 shares of the Company’s common stock, at an exercise price of $0.3799 and vesting of 25% of the shares on the first anniversary of the grant date, and as to 2.08% of the remaining shares at the end of each month thereafter beginning on October 31, 2014.

In January 2015, Dr. Kornman was granted an option to purchase 2,030,000 shares of the Company’s common stock. This option has an exercise price of $0.26, the fair value of the Company’s common stock on the grant date of the option, and will vest as to 1/48 of the shares at the beginning of each month beginning on February 1, 2015.

On December 26, 2012, the Company entered into an employment agreement with Scott Snyder for the position of Chief Marketing Officer beginning on January 2, 2013. The agreement provides for a minimum annual base salary of $265,000, and for 2013 and 2014 he is eligible for a bonus pursuant to the Bonus Plan as described below under “-Executive Bonus Plan.” For 2015 and any subsequent year in which he is employed, he is eligible for a bonus of up to 30% of his base salary, based on factors such as evaluation of individual performance, the Company’s financial performance, economic conditions generally, and the policy terms applicable to such bonus. Mr. Snyder is entitled to a maximum of $34,000 in expense reimbursement in calendar year 2013, and an additional $16,000 for the six months ending June 30, 2014, for travel and housing expenses from his residence to Interleukin’s offices. On July 23, 2013, the Compensation Committee agreed to amend Mr. Snyder’s employment agreement and increase the aggregate amount of travel and lodging expenses that may be reimbursed to an aggregate of $60,000. On August 4, 2014, the Compensation Committee agreed to amend Mr. Snyder’s employment agreement again and increase the aggregate amount of reimbursable travel and lodging expenses through December 2014 to $80,000. On January 9, 2015, the Compensation Committee agreed to amend Mr. Snyder’s employment agreement again to increase the amount of reimbursable travel and lodging expenses to include $40,000 for calendar year 2015. Upon hire, Mr. Snyder was granted an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.29 on January 2, 3013, the grant date of the option. The option vests in three installments of 50,000, 66,000 and 84,000 shares on each of the first three anniversaries of the grant date.

Mr. Snyder’s agreement is terminable at will by the Company or by Mr. Snyder. If the Company terminates Mr. Snyder without cause, then the Company will pay Mr. Snyder, in addition to any accrued, but unpaid compensation prior to termination, an amount equal to six months of his base salary in effect at the time of the termination.

In October 2013, Mr. Snyder was issued an option to purchase 675,000 shares of the Company’s common stock, at an exercise price of $0.3799 and vesting of 25% of the shares on the first anniversary of the grant date, and as to 2.08% of the remaining shares at the end of each month thereafter beginning on October 31, 2014

In January 2015, Mr. Snyder was granted an option to purchase 660,000 shares of the Company’s common stock. This option has an exercise price of $0.26, the fair value of the Company’s common stock on the grant date of the option, and will vest as to 1/48 of the shares at the beginning of each month beginning on February 1, 2015.

Note 7—Capital Stock

Authorized Preferred and Common Stock

As of March 31, 2015, the Company has 6,000,000 shares of preferred stock, par value $0.001 authorized and 300,000,000 shares of common stock, par value $0.001 authorized. As of March 31, 2015 the Company has 172,738,162 shares of common stock outstanding and the following shares of common stock are reserved for issuance:

	Reserved for issuance	Strike Price	Expiry

Shares reserved under outstanding stock options and options available for grant	10,689,000

Rights associated with Employee Stock Purchase Plan	449,132

Warrants to purchase common stock associated with December 2014 private placement	50,189,431	$0.1003	Dec 23, 2021

Warrants to purchase common stock associated with December 2014 venture loan and security agreement	2,492,523	$0.1003	Dec 23, 2024

Warrants to purchase common stock associated with September 2014 consulting agreement with Danforth Advisors	100,000	$0.2500	Sep 8, 2024

Outstanding warrants issued in June 2012	437,158	$0.2745	Jun 29, 2017

Outstanding warrants issued in May 2013, vesting May 2013	20,655,737	$0.2745	May 17, 2020

Outstanding warrants issued in May 2013, vesting August 2013	14,426,230	$0.2745	Aug 9, 2020

Total common shares reserved for issuance at March 31, 2015	99,439,211

Total common shares issued and outstanding at March 31, 2015	172,738,162

Total common shares outstanding and reserved for issuance at March 31, 2015	272,177,373

On August 9, 2013, the Company’s shareholders’ approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000 shares, which provided for adequate authorized shares for all potential common stock equivalents issued pursuant to the financing on May 17, 2013.

On May 17, 2013, the Company entered into the 2013 Purchase Agreement with the 2013 Investors, pursuant to which the Company sold securities to the 2013 Investors in the May 2013 Private Placement. In the May 2013 Private Placement, the Company sold an aggregate of 43,715,847 shares of our common stock at a price of $0.2745 per share for gross proceeds of $12,000,000. The 2013 Investors also received the 2013 Warrants to purchase up to an aggregate of 32,786,885 shares of common stock an exercise price of $0.2745 per share. The 2013 Warrants are all currently exercisable and have a term of seven years from the date they became exercisable.

For its services in this transaction, the placement agent received cash compensation in the amount of approximately $780,000 and the placement agent and an affiliate received warrants to purchase an aggregate of 2,295,082 shares of common stock, at an exercise price of $0.2745 per share (the “2013 Placement Agent Warrants”). The 2013 Placement Agent Warrants became exercisable on August 9, 2013, following shareholder approval of an increase in the Company’s authorized shares of common stock and expire August 9, 2020. The cash compensation and the fair value of the warrants were recorded as issuance costs resulting in a reduction to shareholders’ equity.

In September, 2014, the Company issued warrants to the Company’s financial consultant, Danforth Advisors, to purchase up to 100,000 shares of common stock at a price of $0.25 per share. The warrants have a ten (10) year term and vest on a monthly basis over two years, provided that, if the Company terminates the agreement without cause before the one year anniversary, 50% of the warrants immediately vest, and if the Company terminates the agreement without cause on extension after one year, the remaining 50% of the warrants immediately vest. The warrant will also become exercisable in full upon a change of control of the Company if the agreement is still in effect. The fair value of the warrants at issuance was recorded as equity totaling $23,800 and will be amortized to consulting fees over the remaining service requirement. The non-cash compensation expense for the quarter ended March 31, 2015 was $3,000.

On December 23, 2014, the Company entered into the 2014 Purchase Agreement with the 2014 Investors, pursuant to which it sold to the 2014 Investors in the December 2014 Private Placement an aggregate of 50,099,700 shares of common stock at a price of $0.1003 per share for gross proceeds of approximately $5.025 million. The 2014 Investors also received 2014 Warrants to purchase up to an aggregate of 50,099,700 shares of common stock an exercise price of $0.1003 per share. The 2014 Warrants are all currently exercisable and have a term of seven years.

For services related to this transaction, the placement agent and legal counsel received an aggregate of $218,126 in cash fees and the placement agent received warrants to purchase an aggregate of 89,731 shares of common stock (“2014 Placement Agent Warrants”). The cash fees and the fair value of the 2014 Placement Agent Warrants were recorded as equity issuance costs resulting in a reduction to shareholders’ equity.

The 2014 Warrants were recorded as equity at fair value on the date of issuance. Fair value of the 2014 Warrants was calculated using the following inputs in a Black-Scholes model:

December 23, 2014
Risk-free interest rate	1.98%
Expected life	7 years
Expected volatility	138.4%
Dividend yield	0%

On the close date of the 2014 Purchase Agreement, the fair value of the 2014 Warrants was $5.2 million, and the fair value of the 2014 Placement Agent Warrants was $9,000.

Registration Rights Agreement

In connection with the December 2014 Private Placement, on December 23, 2014, the Company also entered into a Registration Rights Agreement with the 2014 Investors and the placement agent, pursuant to which the Company was required to file a registration statement on Form S-1 within 45 days of December 23, 2014 to cover the resale of (i) the shares of common stock sold to the 2014 Investors and the shares of common stock underlying the 2014 Warrants and (ii) the shares of common stock underlying the 2014 Placement Agent Warrants. The Company filed the registration statement on February 6, 2015, and it was declared effective on March 31, 2015.

Venture Loan and Security Agreement

On December 23, 2014, the Company entered into the Loan Agreement with Horizon Technology Finance Corporation under which the Company has borrowed $5.0 million. In connection with the Loan Agreement, the Company issued to the Lender and its affiliates Lender Warrants to purchase a total of 2,492,523 shares of common stock at an exercise price of $0.1003 per share. The Lender Warrants have a term of ten (10) years.

The Lender Warrants were recorded as equity at fair value on the date of issuance. Fair value of the Lender Warrants was calculated using the following inputs in a Black-Scholes model:

December 23, 2014
Risk-free interest rate	2.17%
Expected life	10 years
Expected volatility	121.6%
Dividend yield	0%

The fair value of the Lender Warrants at issuance was $261,386. Cash interest paid during the three months ended March 31, 2015 totaled $112,500. Non-cash interest related to debt discounts recorded during the three months ended March 31, 2015 totaled $23,354, with a remaining debt discount balance of $326,950.

Note 8—Stock-Based Compensation Arrangements

Total stock-based compensation is as follows:

	Three Months Ended March 31,
	2015	2014
Stock option grants beginning of period	$98,440	$119,533
Stock-based arrangements during the period:
Stock option grants	47,048	1,039
Restricted stock issued:
Employee stock purchase plan	822	1,648
	$146,310	$122,220

Stock option and restricted stock grants

The following table details stock option activity:

	Three Months Ended March 31, 2015
	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	4,523,900	$0.39
Stock options granted	3,529,000	0.26
Outstanding, end of period	8,052,900	$0.33
Exercisable, end of period	2,124,148	$0.39

At March 31, 2015, there was approximately $1.4 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Company’s stock plans.

Restricted Stock Awards

At March 31, 2015 and 2014, there were no outstanding restricted stock awards.

Stock Option Grants

On August 9, 2013, the Company’s shareholders’ approved the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows for the issuance of up to 8,860,000 additional shares of our common stock pursuant to awards granted under the 2013 Plan. Additionally, the 2013 plan allows for the issuance of up to a maximum of 2,435,500 additional shares of our common stock, pursuant to the cancellation, forfeiture, or expiry, of awards granted under the 2004 Plan and terminated on or after the 2013 plan approval on August 9, 2013. During the three month period ended March 31, 2015, the Company granted 3,529,000 stock options under the 2013 Plan. At March 31, 2015, the Company had an aggregate of 2,636,100 shares of common stock available for grant under the 2013 Plan.

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

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are deemed to be compensatory because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the three months ended March 31, 2015 and 2014, employees purchased 54,820 and 32,967 shares, respectively, of common stock at a weighted-average purchase price of $0.10 and $0.30, respectively, while the weighted-average market value was $0.12 and $0.35 per share, respectively, resulting in compensation expense of $822 and $1,648, respectively.

Note 9—Industry Risk and Concentration

The Company develops genetic risk assessment tests and performs research for its own benefit. As of March 31, 2015, the Company sells five genetic risk assessment tests. Commercial success of the Company’s genetic risk assessment tests will depend on their success at being deemed to be scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partners.

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

During the three months ended March 31, 2015 and 2014, approximately 56% and 35%, respectively, of the Company’s revenue came from sales through the Merchant Network and Channel Partner Agreement with Amway Global, and 14% and 38%, respectively, of the Company’s revenue came from sales through ABG’s promotional product bundle program.

Note 10—Subsequent Events

On April 6, 2015 the Company entered into an Executive Employment Agreement (the “Agreement”), pursuant to which Mark B. Carbeau was appointed as the Company’s Chief Executive Officer and a member of the Company’s Board of Directors. Effective upon Mr. Carbeau’s appointment, Dr. Kenneth S. Kornman resigned as Chief Executive Officer and remained as the Company’s President and Chief Scientific Officer.

Pursuant to the Agreement, Mr. Carbeau will receive an initial annual base salary of $365,000 per year and is eligible to receive an annual target bonus of 35% of his base salary, with a stretch bonus opportunity of 150% of the target bonus. Under the terms of the Agreement, Mr. Carbeau has been granted options to purchase up to 14,245,227 shares of Interleukin’s common stock (the “Options”) at an exercise price of $0.1525 per share (the closing price of the common stock on April 6, 2015). The Options will vest as to 25% of the shares on April 6, 2016, and as to an additional 2.083% of the shares on the last day of each successive month thereafter, provided that he remains employed by Company on the vesting date.

The Agreement provides that if Mr. Carbeau’s employment with the Company is terminated for any reason other than Cause (as defined in the Agreement) and on execution of a release of claims agreement, he will be entitled to (i) severance payments equal to 12 months of base salary and (ii) continuation of medical benefits for up to 12 months. In addition to the above, if termination is within one year following a Change of Control event and is for any reason other than Cause, Mr. Carbeau all outstanding unvested equity awards will immediately vest and be exercisable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included elsewhere in this document.

General Overview and Trends

Interleukin Genetics, Inc. is a personalized health company that develops specific, health area focused, unique genetic tests. Our overall mission is to provide test products that can help individuals improve or maintain their health through preventive or treatment measures. Our vision is to use the science of applied genetics to empower individuals and physicians to better understand the set of actions and steps necessary to guide the best lifestyle and treatment options. We believe that our tests can help individuals and their healthcare providers more effectively prevent common diseases of aging and their complications and thereby extend an individual’s years of wellness. Our tests also provide our commercial partners with technologies that can improve services to their consumers.

During the three months ended March 31, 2015, we continued to focus our resources on commercializing our PerioPredict® test following completion of the large validation study of our PerioPredict® test conducted in collaboration with the University of Michigan and Renaissance Health Services Corporation (“RHSC”), referred to herein as the PDPS, and on the sales of our Inherent Health® brand of genetic tests and related programs.

The timing of any revenues that we may receive under the Amended and Restated Preferred Participation Agreement (the “Preferred Participation Agreement”) with RHSC is dependent upon the timing of the offering of dental benefit plans that provide for use of the PerioPredict® test and reimbursement of the test (each such plan, hereinafter referred to as a “Reimbursed Dental Plan”), which timing is very uncertain and is dependent on a viable market developing for such plans. RHSC has informed us that it has presented the scientific data underlying Reimbursed Dental Plans to a number of customers and will make available Reimbursed Dental Plans as an alternative to a customer’s current plan for any customer that expresses an interest in such a plan. The timing of any such revenues under this agreement is uncertain and we may never receive significant revenues under this agreement. We continue to engage in discussions for the use of our PerioPredict® test with other insurance companies and employers who might adopt insurance plans that provide for the use and reimbursement of the PerioPredict® test, but the timing of any such adoption is uncertain at this time, and may never occur.

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

On April 22, 2014, we announced receipt of conditional approval from the New York State Department of Health to offer, process and report the results of the PerioPredict® test for periodontal disease.  The State of New York is the only U.S. state that requires an independent regulatory review process including technical validation with clinical utility for laboratory developed tests run within a CLIA certified laboratory. Conditional status will be removed on successful completion of a future additional review, the timing of which is determined solely by the State of New York. As a result of New York State approval the PerioPredict® test is now available to dental providers and their patients in all 50 U.S. states.

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

We market our Inherent Health® brand of genetic assessment tests primarily through our commercial relationships with Alticor Inc. affiliated companies. Alticor is a related party. On October 26, 2009, we entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor. Pursuant to this agreement, Amway Global sells our Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. In the three months ended March 31, 2015 and 2014, revenues from this agreement accounted for approximately 56% and 35% of our revenues, respectively.

Beginning in September 2012 and again in 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor, a related party, placed purchase orders totaling approximately $3.3 million consisting of Weight Management test kits. The kits are included as part of a promotional bundle of products that Amway is now selling to their Individual Business Owners (IBOs). Of the $3.3 million in orders, $1.8 million was received for the 2014 program and $1.5 million for the 2013 program. All cash for the orders and royalties was received by December 31, 2013. The 2013 program was amended by ABG so that it would not expire at December 31, 2013. Rather than having all program kits expire at December 31, 2013, cash received from the orders will remain in deferred revenue until the tests are returned and processed. For the three months ended March 31, 2015 and 2014, approximately 14% and 38%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

On September 21, 2012, we entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Alticor. Pursuant to this License Agreement, we granted ABGI and its affiliates a non-exclusive license to use the technology related to our Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa. ABGI, or a laboratory designated by ABGI, is responsible for processing the tests, and we receive a royalty for each test sold. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement which was June 2013. During the three months ended March 31, 2015 and 2014, royalties of $54,203 and $54,885, respectively, were received and recorded as Other Revenue in the Condensed Statement of Operations.

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

We recognize revenue from genetic testing services when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. During the fourth quarter of 2013, we concluded that sufficient historical customer genetic test redemption patterns existed to determine the period of time after which the likelihood of test redemption was remote for Inherent Health tests purchased. Based on our analysis of the redemption data, we estimate that period of time to be three years after the sale of a genetic test kit. Prior to making this determination, revenue was recognized only on test kits returned and processed. Beginning in the fourth quarter of 2013, we began to recognize breakage revenue related to genetic tests kits utilizing the remote method. Under the remote method, breakage revenue should be recognized when the likelihood of the customer exercising rights of redemption becomes remote. The term remote requires statistical analysis of customer redemption patterns for all tests sold and returned. We analyzed redemption patterns from 2009 through 2013. Included in genetic test revenue in the three months ended March 31, 2015 and 2014, is $75,900 and $64,497, respectively, of breakage revenue related to unredeemed genetic test kits from the first quarters of 2012 and 2011, respectively. We will continue to recognize breakage revenue and the corresponding deferred cost of goods as well as analyze the data on a quarterly basis based on the historical analysis.

In the genetic test business, competition is in flux and the markets and customer base are not well established. Adoption of new technologies by consumers requires substantial market development and customer education. Historically, we have focused on our relationship with our primary customer, Alticor, a significant direct marketing company, in order to assist us in developing the market for our products and educating our potential customers. Our challenge in the remainder of 2015 and beyond will be to develop the market for our personalized health products, in particular our PerioPredict® test. We continue to allocate considerable resources to commercialization of our PerioPredict® and Inherent Health® brands of genetic tests. Due to the early stage of these initiatives, we cannot predict with certainty fluctuations we may experience in our genetic test revenues or whether revenues derived from the Preferred Participation Agreement with RHSC, from our arrangements with Alticor-affiliated entities or from our discussions with other potential partners and customers will ever be material, or if material, will be sustained in future periods.

Results of Operations

Three Months Ended March 31, 2015 and 2014

Total revenue was $403,000 for the three months ended March 31, 2015 compared to $488,000 for the three months ended March 31, 2014. The change in total revenue is largely attributable to a decrease of kits returned for processing related to our sales through ABG’s promotional product bundle program.

During the three months ended three months ended March 31, 2015, 56% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global compared to 35% during the three months ended March 31, 2014. During the same periods, 14% and 38%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

Cost of revenue for the three months ended March 31, 2015, was $331,000, or 82% of total revenue, compared to $395,000, or 81% of total revenue, for the three months ended March 31, 2014. The increase in the cost of revenue as a percentage of revenue in the three months ended March 31, 2015 is primarily attributable to the fixed laboratory costs being applied to a lower volume of genetic tests being processed in the period.

Research and development expenses were $183,000 for the three months ended March 31, 2015, compared to $209,000 for the three months ended March 31, 2014. The 12% decrease of $26,000 is primarily attributable to decreased staff.

Selling, general and administrative expenses were $1.6 million for the three months ended March 31, 2015, compared to $1.5 million for the three months ended March 31, 2014. There was an increase of $115,000 in the three months ended March 31, 2015, compared to the same period in 2014, due to the search for a new Chief Executive Officer, partially offset by a decrease in consulting costs associated with our PerioPredict® test and in salary due to lower headcount.

Interest expense was $151,000 for the three months ended March 31, 2015, as compared to interest income of $2,000 for the three months ended March 31, 2014. The interest expense for the three months ended March 31, 2015 was related to our venture loan and security agreement with Horizon entered into on December 23, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $9.6 million.

Cash used in operations was $1.8 million for the three months ended March 31, 2015 and $1.8 million for the three months ended March 31, 2014. There was an increase in accounts payable in the three months ended March 31, 2015 partially offset by a decrease in accounts receivable related to ABG’s promotional product bundle program.

Cash used in investing activities was $17,000 for the three months ended March 31, 2015, compared to $43,000 for the three months ended March 31, 2014. The majority of the $17,000 in 2015 relates to the purchase of new computer equipment that is part of Projects in Progress as of March 31, 2015. The majority of the $43,000 in 2014 relates to the addition of new laboratory equipment and software for the three months ended March 31, 2014.

Cash provided by financing activities was $1,400 for the three months ended March 31, 2015, compared to $9,900 for the three months ended March 31, 2014. The Company received $5,500 from stock purchases through the employee stock purchase plan during the three months ended March 31, 2015 compared to $9,900 for the three months ended March 31, 2014. The $5,500 received through the employee stock purchase plan for the three months ended March 31, 2015 was offset by $4,100 in additional fees related to the December 2014 Private Placement.

The amount of cash we generate from operations is currently not sufficient to continue to fund operations and grow our business. We expect that our current and anticipated financial resources will be adequate to maintain our current and planned operations for at least the next 12 months. If we are unable to obtain funding from our current or new investors, we may have to end our operations and seek protection under bankruptcy laws. We will need significant additional capital to fund our continued operations, to facilitate market adoption of the PerioPredict® test, for continued research and development efforts, for obtaining and protecting patents, and for administrative expenses. We believe our success depends on our ability to have sufficient capital and liquidity to fund operations at least until we begin to receive significant revenues from the processing of the PerioPredict® test. The timing of any revenues that we may receive under the Preferred Participation Agreement with RHSC or any other agreements we may enter into with other partners is dependent upon the timing of the offering of Reimbursed Dental Plans and other insurance plans or arrangements by RHSC affiliates, other insurance companies or employers, which timing is uncertain at this time. We do not expect to receive any significant revenues for the PerioPredict® test until 2016, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues for the PerioPredict® test or other of our genetic tests.

  Until such time, if ever, that we generate revenues sufficient to fund operations, we may fund our operations by issuing common stock, debt or other securities in one or more public or private offerings, as market conditions permit, or through the incurrence of debt from commercial lenders, but additional funding may not be available on favorable terms, or at all. We currently trade on the OTCQB®. As a result, our access to capital through the public markets may be more limited. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. There can be no assurance that additional funds will be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or cease activities or operations or enter into licenses or other arrangements with third parties on terms that may be unfavorable to us or sell, license or relinquish rights to develop or commercialize our products, technologies or intellectual property, or seek protection under U.S. bankruptcy laws. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses; and (ii) disclose contingent assets and liabilities. A critical accounting estimate is an assumption that could have a material effect on our financial statements if another, also reasonable, amount were used or a change in the estimates is reasonably likely from period to period. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. Our most critical accounting policies and estimates upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are set forth in Note 3 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in our accounting policies or changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

Please see the discussion of “Recent Accounting Pronouncements” in Note 3, “Summary of Significant Accounting Policies” contained in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 3, “Summary of Significant Accounting Policies” contained in the Notes to unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, the forward-looking statements contained herein represent our estimates and expectations only as of the date of this filing and should not be relied upon as representing our estimates and expectations as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Exhibit

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Interleukin Genetics Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Deficit, (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interleukin Genetics, Inc.

Date: May 14, 2015	By:	/s/ Mark B. Carbeau
Mark B. Carbeau Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2015	By:	/s/ Stephen DiPalma
Stephen DiPalma Interim Chief Financial Officer (Principal Financial Officer)

