Form 10-Q
period 2015-06-30
INTERLEUKIN GENETICS INC
filed 2015-08-14
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2015
Common Stock, par value $0.001 per share	172,841,047

INTERLEUKIN GENETICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

Smaller Reporting Company – Scaled Disclosure

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies”.

PART I —FINANCIAL INFORMATION

Item 1.      Financial Statements

INTERLEUKIN GENETICS, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,691,919	$11,466,807
Accounts receivable from related party	50,326	23,544
Trade accounts receivable	7,623	14,013
Inventory	159,048	171,575
Prepaid expenses	565,913	504,719
Total current assets	8,474,829	12,180,658
Fixed assets, net	691,934	773,779
Intangible assets, net	156,937	195,765
Other assets	105,063	116,919
Total assets	$9,428,763	$13,267,121
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$360,238	$513,927
Accrued expenses	407,498	343,225
Deferred revenue	2,968,819	3,154,498
Total current liabilities	3,736,555	4,011,650
Long Term Debt	4,773,466	4,738,614
Total Liabilities	8,510,021	8,750,264

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value — 300,000,000 shares authorized; 172,786,907 and 172,683,342 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	172,789	172,686
Additional paid-in capital	125,846,246	125,434,483
Accumulated deficit	(125,100,293)	(121,090,312)
Total stockholders’ equity	918,742	4,516,857
Total liabilities and stockholders’ equity	$9,428,763	$13,267,121

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Genetic testing	$324,837	$483,214	$672,737	$903,547
Other	51,214	45,381	106,526	112,614
Total revenue	376,051	528,595	779,263	1,016,161
Cost of revenue	331,555	361,746	662,596	756,517
Gross profit	44,496	166,849	116,667	259,644
Operating expenses:
Research and development	384,538	215,519	567,068	424,696
Selling, general and administrative	1,655,226	1,506,057	3,218,017	3,032,663
Amortization of intangibles	19,414	23,525	38,828	47,050
Total operating expenses	2,059,178	1,745,101	3,823,913	3,504,409
Loss from operations	(2,014,682)	(1,578,252)	(3,707,246)	(3,244,765)
Other income (expense):
Interest income	—	1,605	222	3,599
Interest expense	(152,104)	—	(302,957)	—
Total other income (expense)	(152,104)	1,605	(302,735)	3,599
Loss before income taxes	(2,166,786)	(1,576,647)	(4,009,981)	(3,241,166)
Benefit for income taxes	—	—	—	—
Net loss	$(2,166,786)	$(1,576,647)	$(4,009,981)	$(3,241,166)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average common shares outstanding, basic and diluted	172,786,907	122,516,317	172,762,366	122,499,091

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2013	—	—	122,448,707	$122,449	$119,885,371	$(114,754,598)	$5,253,222
Net loss	—	—	—	—	—	(3,241,166)	(3,241,166)
Common stock issued:
Employee stock purchase plan	—	—	67,610	69	19,175	—	19,244
Stock-based compensation expense	—	—	—	—	244,799	—	244,799
Balance as of June 30, 2014	—	—	122,516,317	$122,518	$120,149,345	$(117,995,764)	$2,276,099
Balance as of December 31, 2014	—	—	172,683,342	$172,686	$125,434,483	$(121,090,312)	$4,516,857
Net loss	—	—	—	—	—	(4,009,981)	(4,009,981)
Common stock issued:
Private Placement					(7,100)		(7,100)
Horizon Warrant					8,887		8,887
Employee stock purchase plan	—	—	103,565	103	10,741	—	10,844
Stock-based compensation expense	—	—	—	—	399,235	—	399,235
Balance as of June 30, 2015	—	—	172,786,907	$172,789	$125,846,246	$(125,100,293)	$918,742

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,009,981)	$(3,241,166)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	142,193	118,300
Amortization of loan issuance costs and FV of warrants	55,593	—
Stock-based compensation expense	399,235	244,799
Changes in operating assets and liabilities:
Accounts receivable	6,390	(11,725)
Receivable from related party	(26,782)	489,048
Inventory	12,527	(108)
Prepaid expenses and other current assets	(61,194)	28,623
Accounts payable	(153,689)	(433,965)
Accrued expenses	64,273	41,981
Deferred revenue	(185,679)	(544,706)
Net cash used in operating activities	(3,757,114)	(3,308,919)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(21,518)	(61,250)
Net cash used in investing activities	(21,518)	(61,250)
CASH FLOWS FROM FINANCING ACTIVITIES:
Private placement offering costs	(7,100)	—
Proceeds from employee stock purchase plan	10,844	19,244
Net cash provided by financing activities	3,744	19,244
Net (decrease) in cash and cash equivalents	(3,774,888)	(3,350,925)
Cash and cash equivalents, beginning of period	11,466,807	7,542,281
Cash and cash equivalents, end of period	$7,691,919	$4,191,356

Supplemental disclosures of cash flow information:
Cash paid for interest	$237,500	—

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Note 1—Basis of Presentation

Interleukin Genetics, Inc. (“the Company”) develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive or therapeutic measures. The Company’s principal operations and markets are located in the United States.

The accompanying condensed financial statements include the accounts of the Company as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014.

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

Note 2—Operating Matters and Liquidity

The Company has experienced net operating losses since its inception through June 30, 2015. The Company had net losses of $6.3 million and $7.1 million for the years ended December 31, 2014 and 2013, respectively, and $4.0 million for the six months ended June 30, 2015, contributing to an accumulated deficit of $125.1 million as of June 30, 2015.

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

On December 23, 2014, the Company entered into a Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (the “Lender”) under which the Company has borrowed $5.0 million. The loan bears interest at a floating rate equal to the One Month LIBOR Rate (with a floor of 0.50%) plus 8.50%. In the event that the One Month LIBOR Rate, as reported in the Wall Street Journal, exceeds 0.50%, the interest rate will be adjusted by an amount equal to the difference between such rates at the end of that particular month. At June 30, 2015, the rate was 9.0% per annum. The loan is to be repaid in forty-five (45) monthly payments consisting of fifteen (15) monthly payments of only interest followed by thirty (30) equal monthly payments of principal and interest. In addition, at the end of the repayment term (or at early termination of the loan) a final payment equal to 4.5% of the loan will be due and payable. The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company has also agreed not to pledge or otherwise encumber its intellectual property assets, subject to certain exceptions. In connection with the Loan Agreement, the Company issued to the Lender and its affiliates warrants to purchase a total of 2,492,523 shares of common stock at an exercise price of $0.1003 per share, which the Company refers to herein as the Lender Warrants. The Lender Warrants have a term of ten (10) years.

 The Company’s financial statements have been prepared assuming that it will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertain realization. The Company expects to incur additional losses in 2015 and, accordingly, is dependent on financings and potential revenue to fund its operations and support the market adoption of the PerioPredict® test. The timing of any revenues that the Company may receive from the PerioPredict® test is uncertain at this time, and is contingent upon a number of factors, including the Company’s ability to consummate arrangements with partners to promote the PerioPredict® test, the Company and its partners’ ability to develop insurance plans that provide for use and reimbursement of the PerioPredict® test, or other possible arrangements, and to develop a viable market for such plans, and the timing of utilization of the PerioPredict® test pursuant to such plans. The Company expects to have the cash resources necessary to fund its operations for at least the next twelve months.

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

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of June 30, 2015 and December 31, 2014, the Company had deferred genetic test revenue of $3.0 million and $3.2 million, respectively. Included in deferred revenue at June 30, 2015 is $2.9 million for test kits that are still outstanding one year or longer after initial kit sale, of which $0.5 million was sold directly to consumers (credit card payments) and $2.4 million was sold to distributors for the Body Key promotional bundle.

The Company recognizes breakage revenue related to genetic test kits utilizing the remote method. Under the remote method, breakage revenue should be recognized when the likelihood of the customer exercising rights of redemption becomes remote. The term remote requires statistical analysis of customer redemption patterns for all tests sold and returned. The Company analyzed redemption patterns from 2009 through 2014 and determined the period of time after which the likelihood of test redemption was remote was three years after the sale of a genetic test kit. Included in genetic test revenue in the three and six months ended June 30, 2015 is $52,305 and $128,205, respectively, of breakage revenue related to unredeemed genetic test kits sold in the first and second quarters of 2012, compared to breakage revenue included in genetic test revenue in the three and six months ended June 30, 2014 of $92,364 and $156,861, respectively, related to unredeemed genetic test kits sold in the first and second quarters of 2011. The Company expects to continue to recognize breakage revenue on a quarterly basis based on the historical analysis.

Sales Commission

On October 26, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor Inc. (“Alticor”). Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. The Company accounts for sales commissions due to Amway Global under the Merchant Network and Channel Partner Agreement in accordance with SEC Staff Accounting Bulletin (“SAB”) 104. Commissions are recorded as an expense at the time they become due which is at the point of sale. The cost of commissions was $80,000 and $59,000 for the three months ended June 30, 2015 and 2014, respectively, and $168,000 and $101,000 for the six months ended June 30, 2015 and 2014, respectively.

Accounts Receivable

Accounts receivable is stated at estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its commercial genetic test customers a 2% cash discount if payment is made by bank wire transfer within 10 days of the invoice date. No accounts receivable reserve is required at June 30, 2015 as all accounts receivable are expected to be collected.

Inventory

Inventory is carried at lower of cost (first-in, first-out method) or market and no inventory reserve is deemed necessary at June 30, 2015. As the Company does not manufacture any products, no overhead costs are included in inventory. The Company has contracted with a fulfillment provider to supply its PerioPredict® genetic tests kits to dental offices. The agreement with the provider provides that the vendor will purchase and fulfill all materials related to the PerioPredict® test and Body Key™ genetic test kits, with the Company’s approval. The Company pays for materials and fulfillment charges when the product is shipped. During the six months ended June 30, 2015, the Company purchased $33,000 of inventory related to its PerioPredict® test, which is held at our fulfillment center. When a kit is sold, the corresponding cost of the kit is recorded as deferred cost of goods sold and removed from inventory. Any kit components remaining at the fulfillment center are reflected in inventory with a corresponding offset to accounts payable. At December 31, 2014 $48,000 of raw materials were at the fulfillment center and reflected in inventory with a corresponding entry to accounts payable.

Inventory consisted of the following:

	June 30, 2015	December 31, 2014

Raw materials	$150,123	$163,239
Finished goods	8,925	8,336
Total inventory, net	$159,048	$171,575

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

Significant management judgment is required in determining the Company’s provision (benefit) for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of approximately $33.4 million as of June 30, 2015, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

As a result of the Company’s change in its capital structure during the quarters ending June 30, 2013 and December 23, 2014, the Company may have undergone an IRC section 382 ownership change which would limit its ability to realize the benefit of its tax attributes (i.e., federal/state net operating losses and research and development credits) during their respective carry forward periods. Furthermore, pursuant to the change in capital structure, the Company realized cancellation of indebtedness income under IRC section 108(e)(8), which reduced the Company’s federal net operating loss carry-forward pursuant to IRC section 108(b)(2)(A), due to the fact that the Company’s liabilities exceeded the fair market value of its assets. Accordingly, the Company had a reduction in its deferred tax asset and a corresponding reduction in its valuation allowance for the quarter ending June 30, 2013. The cancellation of indebtedness income resulted from a shareholder’s conversion of debt of approximately $14.3 million into common stock of the Company prior to an additional investment by an unrelated investor.

The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the six months ended June 30, 2015.

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

	As of June 30,
	2015	2014
Options outstanding	22,288,867	5,989,800
Warrants outstanding	88,301,079	37,269,125
Total	110,589,946	43,258,925

Fair Value of Financial Instruments

The Company, using available market information, has determined the estimated fair values of financial instruments. The stated values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The fair value of warrants is calculated using the Black-Scholes pricing model.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing. The Company believes that, as of June 30, 2015, its concentration of credit risk related to cash and cash equivalents was not significant. Cash and cash equivalents are available on demand and are generally in excess of FDIC insurance limits.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the remaining term of the lease.

Assets that have not yet been placed in service, have the costs incurred presented as part of Projects in Progress. Once the asset has been placed in service, the related costs are transferred to the appropriate category and depreciation commences. For the six months ended June 30, 2015 there is no balance in the Projects in Progress account.

Segment Reporting

As of June 30, 2015 and 2014, the Company has one segment, the genetic test business. The Company develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive measures. The Company’s principal operations and markets are located in the United States.

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

Note 4—Related Party Transactions

Since March 2003, the Company has maintained a broad strategic alliance with several affiliates of the Alticor Inc. family of companies, a related party. The alliance initially included an equity investment, a multi-year research and development agreement, a licensing agreement with royalties on marketed products, the deferment of outstanding loan repayment and the refinancing of bridge financing obligations.

On October 26, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor Inc. Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to the Company’s e-commerce site. The Company paid Amway Global $80,000 and $59,000 in commissions for the three months ended June 30, 2015 and 2014, respectively, and $168,000 and $101,000 in commissions for the six months ended June 30, 2015 and 2014, respectively, representing a percentage of net sales to their customers. The Company expenses commissions owed to Amway Global in the month of sale to the customer.

Beginning in September 2012 and again in 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor, placed purchase orders totaling approximately $3.3 million consisting of Weight Management test kits. The kits are included as part of a promotional bundle of products that Amway is now selling to their Individual Business Owners (IBOs). Of the $3.3 million in orders, $1.5 million was received for the 2013 program and $1.8 million for the 2014 program. As a component of the 2013 promotional program, and not reflective of actual product expiry, the kits were required to be redeemed by December 31, 2013. In February 2014, the Company removed the redemption date requirement for the 2013 promotional program, for which ABG paid the Company $519,000 as a retrospective increase in the product purchase price. All cash received related to the 2013 promotional program, including the $519,000, will be treated as deferred revenue until specific kits are returned for processing or the breakage analysis determines the probability of eventual redemption is remote. In October 2014, the Company received $250,000 as a retrospective increase in the product purchase price for unsold kits as consideration for extending the required redemption date of the 2014 promotional program to December 31, 2017. All cash received for these kits will be treated as deferred revenue until specific kits are returned for processing or on the final allowed redemption date of December 31, 2017.

On September 21, 2012, the Company entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Alticor. Pursuant to the License Agreement, the Company has granted ABGI and its affiliates a non-exclusive license to use the technology related to Interleukin’s Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa (the “Territories”). ABGI, or a laboratory designated by ABGI, will be responsible for processing the tests, and the Company will receive a royalty for each test sold, which royalty will increase if certain pending patent applications are issued. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement which was June 2013. Thereafter, the term will automatically renew for additional one-year periods unless notice is delivered by either party at least 60 days prior to the anniversary date. During the three and six months ended June 30, 2015, $49,000 and $103,203, respectively, was earned, compared to $43,000 and $97,885 in the same periods in 2014

In connection with the execution of the License Agreement, the Company and ABGI also entered into a Professional Services Agreement (the “PSA”) pursuant to which the Company has agreed to provide services to ABGI in connection with its sale and processing of the tests within the Territories. No fees were earned in the year ended December 31, 2014 or the six months ended June 30, 2015 under the PSA.

For the three months ended June 30, 2015 and 2014, approximately 46% and 39%, respectively, of the Company’s revenue came from sales through the Merchant Network and Channel Partner Agreement with Amway Global, and 16% and 38%, respectively, of the Company’s revenue came from sales through ABG’s promotional product bundle program. For the six months ended June 30, 2015 and 2014, approximately 51% and 37%, respectively, of the Company’s revenue came from sales through the Merchant Network and Channel Partner Agreement with Amway Global, and 15% and 38%, respectively, of the Company’s revenue came from sales through ABG’s promotional product bundle program.

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

Note 5—Debt Instruments

Venture Loan and Security Agreement

On December 23, 2014, the Company entered into the Loan Agreement with Horizon Technology Finance Corporation (the “Lender”) under which the Company borrowed $5.0 million. The loan bears interest at a floating rate equal to the One Month LIBOR Rate (with a floor of 0.50%) plus 8.50%. In the event that the One Month LIBOR Rate, as reported in the Wall Street Journal, exceeds 0.50%, the interest rate will be adjusted by an amount equal to the difference between such rates at the end of that particular month. At June 30, 2015, the rate was 9.0% per annum. The loan is to be repaid in forty-five (45) monthly payments consisting of fifteen (15) monthly payments of only interest followed by thirty (30) equal monthly payments of principal and interest. In addition, at the end of the repayment term (or at early termination of the loan) a final payment equal to 4.5% of the loan, or $225,000, will be due and payable. The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company has also agreed not to pledge or otherwise encumber its intellectual property assets, subject to certain exceptions. In connection with the Loan Agreement, the Company issued to the Lender and its affiliates warrants to purchase a total of 2,492,523 shares of common stock at an exercise price of $0.1003 per share, which the Company refers to herein as the Lender Warrants. The Lender Warrants have a term of ten (10) years.

Additionally, $88,918 in cash fees paid to the Lender and $261,386, the intrinsic value of the Lender Warrants, were recorded as a discount on the loan and amortized over the term of the loan. The final non-principal payment of $225,000 will be accrued as additional interest expense, using the effective interest method, over the term of the loan. As of June 30, 2015, the unamortized discount associated with the loan was $303,597. Cash interest expense for the three and six months ending June 30, 2015 was $113,750 and $226,250, respectively. Non-cash interest expense for the three and six months ending June 30, 2015 was $38,354 and $76,707, respectively.

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

Rent expense, net of the benefit of the sublease in 2014, was $94,000 and $79,000 for the three months ended June 30, 2015 and 2014, respectively, and $173,000 and $150,000 for the six months ended June 30, 2015 and 2014, respectively.

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

The Agreement provides that if Mr. Carbeau’s employment with the Company is terminated for any reason other than Cause (as defined in the Agreement) and on execution of a release of claims agreement, he will be entitled to (i) severance payments equal to 12 months of base salary and (ii) continuation of medical benefits for up to 12 months. In addition to the above, if termination is within one year following a Change of Control event and is for any reason other than Cause, all outstanding unvested equity awards will immediately vest and be exercisable.

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

In April 2010, Dr. Kornman was issued an option to purchase 30,000 shares of the Company’s common stock at an exercise price of $0.745 per share. The option vests as to 20% of the shares on each of the first five anniversaries of the date of grant.

In May 2011, Dr. Kornman was issued an option to purchase 100,000 shares of the Company’s common stock, exercisable at $0.46 per share. The option vests as to 25% of the shares on each of the first four anniversaries of the date of grant.

In December 2012, Dr. Kornman was issued an option to purchase 300,000 shares of the Company’s common stock, exercisable at $0.34 per share. The option vests as to 25%, 33% and 42% of the shares on each of the first three anniversaries of the date of grant.

In October 2013, Dr. Kornman was issued an option to purchase 2,250,000 shares of the Company’s common stock, at an exercise price of $0.3799 per share. The option vests as to 25% of the shares on the first anniversary of the grant date, and as to 2.08% of the remaining shares at the end of each month thereafter beginning on October 31, 2014.

In January 2015, Dr. Kornman was granted an option to purchase 2,030,000 shares of the Company’s common stock. This option has an exercise price of $0.26 per share. The option vests as to 1/48 of the shares at the beginning of each month beginning on February 1, 2015.

On December 26, 2012, the Company entered into an employment agreement with Scott Snyder for the position of Chief Marketing Officer beginning on January 2, 2013. The agreement provides for a minimum annual base salary of $265,000. He is eligible for a bonus of up to 30% of his base salary, based on factors such as evaluation of individual performance, the Company’s financial performance, economic conditions generally, and the policy terms applicable to such bonus. Mr. Snyder is entitled to a maximum of $34,000 in expense reimbursement in calendar year 2013, and an additional $16,000 for the six months ending June 30, 2014, for travel and housing expenses from his residence to Interleukin’s offices. On July 23, 2013, the Compensation Committee agreed to amend Mr. Snyder’s employment agreement and increase the aggregate amount of travel and lodging expenses that may be reimbursed to an aggregate of $60,000. On August 4, 2014, the Compensation Committee agreed to amend Mr. Snyder’s employment agreement again and increase the aggregate amount of reimbursable travel and lodging expenses through December 2014 to $80,000. On January 9, 2015, the Compensation Committee agreed to amend Mr. Snyder’s employment agreement again to increase the amount of reimbursable travel and lodging expenses to include $40,000 for calendar year 2015. Upon hire, Mr. Snyder was granted an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.29 per share. The option vests in three installments of 50,000, 66,000 and 84,000 shares on each of the first three anniversaries of the grant date.

Mr. Snyder’s agreement is terminable at will by the Company or by Mr. Snyder. If the Company terminates Mr. Snyder without cause, then the Company will pay Mr. Snyder, in addition to any accrued, but unpaid compensation prior to termination, an amount equal to six months of his base salary in effect at the time of the termination.

In October 2013, Mr. Snyder was issued an option to purchase 675,000 shares of the Company’s common stock, at an exercise price of $0.3799 per share. The option vests as to 25% of the shares on the first anniversary of the grant date, and as to 2.08% of the remaining shares at the end of each month thereafter beginning on October 31, 2014

In January 2015, Mr. Snyder was granted an option to purchase 660,000 shares of the Company’s common stock. This option has an exercise price of $0.26 per share. The option vests as to 1/48 of the shares at the beginning of each month beginning on February 1, 2015.

Note 7—Capital Stock

Authorized Preferred and Common Stock

As of June 30, 2015, the Company has 6,000,000 shares of preferred stock, par value $0.001 authorized and 300,000,000 shares of common stock, par value $0.001 authorized. On July 21, 2015, the Company’s shareholders’ approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 300,000,000 to 450,000,000. As of June 30, 2015 the Company had 172,786,907 shares of common stock outstanding and the following shares of common stock are reserved for issuance:

	Reserved for issuance	Strike Price	Expiry

Shares reserved under outstanding stock options and options available for grant	22,311,279
Shares reserved for future issuance under the Employee Stock Purchase Plan	400,387
Warrants to purchase common stock associated with December 2014 private placement	50,189,431	$0.1003	Dec 23, 2021
Warrants to purchase common stock associated with December 2014 venture loan and security agreement	2,492,523	$0.1003	Dec 23, 2024
Warrants to purchase common stock associated with September 2014 consulting agreement with Danforth Advisors	100,000	$0.2500	Sep 8, 2024
Outstanding warrants issued in June 2012	437,158	$0.2745	Jun 29, 2017
Outstanding warrants issued in May 2013, vesting May 2013	20,655,737	$0.2745	May 17, 2020
Outstanding warrants issued in May 2013, vesting August 2013	14,426,230	$0.2745	Aug 9, 2020
Total common shares reserved for issuance at June 30, 2015	111,012,745
Total common shares issued and outstanding at June 30, 2015	172,786,907
Total common shares outstanding and reserved for issuance at June 30, 2015	283,799,652

On May 17, 2013, the Company entered into the 2013 Purchase Agreement with the 2013 Investors, pursuant to which the Company sold securities to the 2013 Investors in the May 2013 Private Placement. In the May 2013 Private Placement, the Company sold an aggregate of 43,715,847 shares of its common stock at a price of $0.2745 per share for gross proceeds of $12,000,000. The 2013 Investors also received the 2013 Warrants to purchase up to an aggregate of 32,786,885 shares of common stock an exercise price of $0.2745 per share. . The 2013 Warrants were immediately exercisable as to 63% of the shares issuable thereunder. The remaining 37% of the shares issuable under the 2013 Warrants were to become exercisable upon an increase in the number of authorized shares of common stock. On August 9, 2013, the Company’s shareholders’ approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000 shares, which provided for adequate authorized shares for all potential common stock equivalents issued pursuant to the May 2013 Private Placement. The 2013 Warrants are all currently exercisable and have a term of seven years from the date they became exercisable.

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

In September, 2014, the Company issued warrants to the Company’s financial consultant, Danforth Advisors, to purchase up to 100,000 shares of common stock at a price of $0.25 per share. The warrants have a ten year term and vest on a monthly basis over two years, provided that, if the Company terminates the agreement without cause before the one year anniversary, 50% of the warrants immediately vest, and the remaining 50% of the warrants immediately vest if the Company terminates the agreement without cause after the extension of the agreement after one year. The warrant will also become exercisable in full upon a change of control of the Company if the agreement is still in effect. The fair value of the warrants at issuance was recorded as equity totaling $23,800 and will be amortized to consulting fees over the remaining service requirement. The non-cash compensation expense for the three and six months ended June 30, 2015 was $3,000 and $6,000, respectively.

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

For services related to this transaction, the placement agent and legal counsel received an aggregate of $218,126 in cash fees and the placement agent and an affiliate received warrants to purchase an aggregate of 89,731 shares of common stock (the “2014 Placement Agent Warrants”). The cash fees and the fair value of the 2014 Placement Agent Warrants were recorded as equity issuance costs resulting in a reduction to shareholders’ equity.

The 2014 Warrants (and the 2014 Placement Agent Warrants) were recorded as equity at fair value on the date of issuance. Fair value of the 2014 Warrants (and the 2014 Placement Agent Warrants) was calculated using the following inputs in a Black-Scholes model:

December 23, 2014
Risk-free interest rate	1.98%
Expected life	7 years
Expected volatility	138.4%
Dividend yield	0%

On the closing date of the December 2014 Private Placement, the fair value of the 2014 Warrants was $5.2 million, and the fair value of the 2014 Placement Agent Warrants was $9,000.

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

The fair value of the Lender Warrants at issuance was $261,386. Cash interest paid during the three and six months ended June 30, 2015 totaled $113,750 and $226,250, respectively. Non-cash interest related to debt discounts recorded during the three and six months ended June 30, 2015 totaled was $38,354 and $76,707, respectively, with a remaining debt discount balance of $303,597.

Note 8—Stock-Based Compensation Arrangements

Total stock-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock option grants beginning of period	$141,383	$120,650	$239,823	$240,182
Stock-based arrangements during the period:
Stock option grants	110,323	127	157,371	1,167
Restricted stock issued:
Employee stock purchase plan	1,219	1,801	2,041	3,450
	$252,925	$122,578	$399,235	$244,799

Stock option and restricted stock grants

The following table details stock option activity:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding, beginning of period	4,523,900	$0.39	5,884,050	$0.43
Stock options granted.	17,779,027	0.17	137,000	0.35
Stock options exercised	—	0.00	—	0.00
Restricted stock exercised	—	0.00	—	0.00
Canceled/Expired	(14,060)	0.28	(31,250)	2.43
Outstanding, end of period	22,288,867	$0.28	5,989,800	$0.42
Exercisable, end of period	2,609,643	$0.36	711,175	$0.72

At June 30, 2015, there was approximately $2,900,000 of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Company’s stock plans.

Restricted Stock Awards

At June 30, 2015 and 2014, there were no outstanding restricted stock awards.

Stock Option Grants

On August 9, 2013, the Company’s shareholders’ approved the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows for the issuance of up to 8,860,000 additional shares of our common stock pursuant to awards granted under the 2013 Plan. Additionally, the 2013 plan allows for the issuance of up to a maximum of 2,435,500 additional shares of our common stock, pursuant to the cancellation, forfeiture, or expiry, of awards granted under the 2004 Plan and terminated on or after the 2013 plan approval on August 9, 2013. During the six month period ended June 30, 2015, the Company granted 6,156,748 stock options under the 2013 Plan. At June 30, 2015, the Company had an aggregate of 22,412 shares of common stock available for grant under the 2013 Plan. On July 21, 2015, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of common stock available for issuance thereunder by 30,000,000 shares.

Pursuant to his Employment Agreement on April 6, 2015, Mr. Carbeau has been granted options to purchase up to 14,245,227 shares of Interleukin’s common stock at an exercise price of $0.1525 per share (the closing price of the common stock on April 6, 2015). Of those options, 2,622,948 were granted under the 2013 Plan and 11,622,279 were granted outside of the 2013 Plan. The Options will vest as to 25% of the shares on April 6, 2016, and as to an additional 2.083% of the shares on the last day of each successive month thereafter, provided that he remains employed by Company on the vesting date.

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

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are deemed to be compensatory because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the six months ended June 30, 2015 and 2014, employees purchased 103,565 and 67,610 shares, respectively, of common stock at a weighted-average purchase price of $0.11 and $0.29, respectively, while the weighted-average market value was $0.13 and $0.34 per share, respectively, resulting in compensation expense of $2,041 and $3,450, respectively.

Note 9—Industry Risk and Concentration

The Company develops genetic risk assessment tests and performs research for its own benefit. As of June 30, 2015, the Company sells five genetic risk assessment tests. Commercial success of the Company’s genetic risk assessment tests will depend on their success as being deemed to be scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partners.

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

During the three months ended June 30, 2015 and 2014, approximately 46% and 39%, respectively, of the Company’s revenue came from sales through the Merchant Network and Channel Partner Agreement with Amway Global, and 16% and 38%, respectively, of the Company’s revenue came from sales through ABG’s promotional product bundle program. During the six months ended June 30, 2015 and 2014, approximately 51% and 37%, respectively, of the Company’s revenue came from sales through the Merchant Network and Channel Partner Agreement with Amway Global, and 15% and 38%, respectively, of the Company’s revenue came from sales through ABG’s promotional product bundle program.

Note 10—Subsequent Events

On July 21, 2015, the Company’s shareholders’ approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 300,000,000 to 450,000,000, and the Company filed a certificate of amendment with the Delaware Secretary of State which was effective on July 21, 2015. The Company’s shareholders’ also approved an amendment to the Company’s Restated Certificate of Incorporation to effect a reverse stock split by combining outstanding shares of the Company’s common stock into a lesser number of outstanding shares by a ratio of not less than 1-for-5 and not more than 1-for-40 at any time prior to the earlier of (i) August 1, 2016 and (ii) the 2016 annual meeting of shareholders’, with the exact ratio to be set within this range by the Company’s Board of Directors in its sole discretion. The Company’s shareholders’ also approved an amendment to the Company’s 2013 Employee, Director and Consultant Equity Incentive Plan to increase the number of shares of common stock available for issuance thereunder by 30,000,000 shares. The total number of shares available following the amendment is 30,022,412.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included elsewhere in this document.

General Overview and Trends

Interleukin Genetics, Inc. is a personalized health company that develops specific, health area focused, unique genetic tests. Our overall mission is to provide test products that can help individuals improve or maintain their health through preventive or treatment measures. Our vision is to use the science of applied genetics to empower individuals and physicians to better understand the actions and steps necessary to guide the best lifestyle and treatment options. We believe that Interleukin Genetics’ tests can help individuals and their healthcare providers more effectively prevent common diseases of aging and their complications and thereby extend an individual’s years of wellness. Our tests also provide our commercial partners with technologies that can improve services to their consumers.

During the three months ended June 30, 2015, we continued to focus our resources primarily on commercializing our PerioPredict® test, as well as on the sales of our Inherent Health® brand of genetic tests and related programs. As part of that effort, we appointed Mark B. Carbeau, a transformative healthcare leader and entrepreneur with more than three decades of business expertise in the life sciences industry and a proven track record of building high-growth diagnostic and pharmaceutical businesses, as Chief Executive Officer and Director on April 6, 2015.

The clinical utility of the PerioPredict® test is supported by the large validation study conducted by the University of Michigan and referred to as the Michigan Personalized Prevention Study, or MPPS. The objective of the MPPS is to improve dental care by identifying and using certain risk factors to set preventative treatment regimens. On August 6, 2012, we announced that we had received top line results from the MPPS, and on June 10, 2013, we announced the publication of the MPPS results in the Journal of Dental Research. The study examined data from 5,117 patients monitored for 16 consecutive years. These results indicate that in Low Risk patients (those with none of three risk factors: smoking, diabetes, and PerioPredict®) there was no significant difference between two dental preventive visits per year and one preventive visit per year in the percentage of patients who had tooth extractions over the 16 year monitoring period; 13.8% versus 16.4%, respectively. In addition, these results indicate that in High Risk patients (those with any one of the three risk factors, with PerioPredict® being the most common of the three), two preventive visits per year significantly reduced the percentage of patients who had extractions over a 16 year monitoring period compared to one preventive visit per year; 16.9% vs. 22.1%. There was also a positive relationship between number of risk factors and the percentage of patients with extractions. For patients with two or three risk factors, and smoking plus PerioPredict® positive represented approximately 67% of those patients, two cleanings annually did not appear to be sufficient to control risk for tooth loss.

There is also increasing evidence that the PerioPredict® test enables the identification of patients who may be at higher risk for increased systemic inflammation, which is implicated in a variety of chronic diseases, such as diabetes and coronary artery disease, as well as periodontitis. Such high-risk patients may be responsive to greater preventive dental care in managing these chronic conditions. We believe that significant improvement in patient care and reduced medical expenses can be achieved by stratifying patient risk for these chronic inflammatory conditions through PerioPredict® testing, combined with cost-effective dental intervention; for example, one to two additional annual cleanings.

We believe the use of the PerioPredict® test to identify patients who may be responsive to a cost-effective dental intervention is a compelling value proposition, and are engaged in discussions with a number of relevant parties with an interest in reducing costs and improving patient care, including medical and dental insurers, large and small employers and benefits brokers and consultants, regarding implementing PerioPredict® testing, both directly and through our partner, Employee Benefit Consulting Group LLC (EBCG), with whom we entered a collaboration agreement on March 30, 2015 to help expand knowledge and potential coverage for PerioPredict®.  We believe this collaboration will help us leverage genetic testing as part of an approach to more effective overall healthcare management.  Under the terms of this strategic collaboration, we will work together with EBCG to build awareness of PerioPredict® as a tool for personalizing patient care among insurance carriers, benefit plans and employer groups, and to potentially incorporate the test in the design of risk-based benefit plans.

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

The PerioPredict® test is solely available through Interleukin Genetics. The web site for the PerioPredict® test is www.PerioPredict.com. We will continue to engage in discussions that may lead to increased adoption of our PerioPredict® test but the timing of any such adoption is uncertain at this time, and may never occur.

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

A recently published paper in the Journal of the American College of Cardiology (Tsimikas et al. 2014) extends the scientific evidence supporting the value of Interleukin Genetics’ proprietary Heart Health test to improve the identification of individuals with a prior diagnosis of cardiovascular disease who are at increased risk for a future cardiovascular disease event. This test has the potential to change a physician’s clinical actions to better manage cardiovascular disease risk. We believe this test may be most appropriately applied in the future to guide use of drugs currently in development by others that directly address the biological mechanisms identified by our test.

We market our Inherent Health® brand of genetic assessment tests primarily through our commercial relationships with Alticor Inc. affiliated companies. Alticor is a related party. On October 26, 2009, we entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor. Pursuant to this agreement, Amway Global sells our Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. In the three months ended June 30, 2015 and 2014, revenues from this agreement accounted for approximately 46% and 39% of our revenues, respectively. In the six months ended June 30, 2015 and 2014, revenues from this agreement accounted for approximately 51% and 37% of our revenues, respectively.

Beginning in September 2012 and again in 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor, placed purchase orders totaling approximately $3.3 million consisting of Weight Management kits. The kits are included as part of a promotional bundle of products that Amway is now selling to their Individual Business Owners (IBOs). Of the $3.3 million in orders $1.8 million was received in 2013 for the 2014 program and $1.5 million for the 2013 program. All cash for the orders and royalties was received by December 31, 2013. The 2013 program was amended by ABG so that it would not expire at December 31, 2013. Rather than having all program kits expire at December 31, 2013, cash received from the orders will remain in deferred revenue until the tests are returned and processed. For the three months ended June 30, 2015 and 2014, approximately 16% and 38%, respectively, of our revenue came from sales through ABG’s promotional product bundle program. For the six months ended June 30, 2015 and 2014, approximately 15% and 38%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

On September 21, 2012, we entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Alticor. Pursuant to this License Agreement, we granted ABGI and its affiliates a non-exclusive license to use the technology related to our Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa. ABGI, or a laboratory designated by ABGI, is responsible for processing the tests, and we receive a royalty for each test sold. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement which was June 2013. During the three and six months ended June 30, 2015, royalties of $49,000 and $103,203, respectively, were received and recorded as Other Revenue in the Condensed Statement of Operations.

Our research and development efforts, and related expenses, are focused on expanding the evidence supporting our existing tests, primarily our PerioPredict® test. This is different than in prior years, when our research and development focus was concentrated on bringing new tests to market.

We recognize revenue from genetic testing services when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. During the fourth quarter of 2013, we concluded that sufficient historical customer genetic test redemption patterns existed to determine the period of time after which the likelihood of test redemption was remote for Inherent Health® tests purchased. Based on our analysis of the redemption data, we estimate that period of time to be three years after the sale of a genetic test kit. Prior to making this determination, revenue was recognized only on test kits returned and processed. Beginning in the fourth quarter of 2013, we began to recognize breakage revenue related to genetic tests kits utilizing the remote method. Under the remote method, breakage revenue should be recognized when the likelihood of the customer exercising rights of redemption becomes remote. The term remote requires statistical analysis of customer redemption patterns for all tests sold and returned. We analyzed redemption patterns from 2009 through 2013. Included in genetic test revenue in the three and six months ended June 30, 2015, is $52,305 and $128,205, respectively, of breakage revenue related to unredeemed genetic test kits from the first and second quarters of 2012, respectively, compared to $92,364 and $156,861 in the same periods in 2014 related to unredeemed genetic test kits from the first and second quarters of 2011, respectively. We will continue to recognize breakage revenue and the corresponding deferred cost of goods as well as analyze the data on a quarterly basis based on the historical analysis.

In the genetic test business, competition is in flux and the markets and customer base are not well established. Adoption of new technologies requires substantial market development and customer education. Historically, we have focused on our relationship with our primary customer, Alticor, a significant direct marketing company, in order to assist us in developing the market for our products, primarily the Inherent Health® line of tests, and educating our potential customers. Our challenge in the remainder of 2015 and beyond will be to develop the market for our other personalized health products, in particular our PerioPredict® test. We continue to allocate considerable resources to commercialization of our PerioPredict® and Inherent Health® brands of genetic tests. Due to the early stage of these initiatives, we cannot predict with certainty fluctuations we may experience in our genetic test revenues or whether revenues derived from the Preferred Participation Agreement with RHSC, from our arrangements with Alticor-affiliated entities or from our discussions with other potential partners and customers will ever be material, or if material, will be sustained in future periods.

Results of Operations

Three Months Ended June 30, 2015 and 2014

Total revenue was $376,000 for the three months ended June 30, 2015 compared to $529,000 for the three months ended June 30, 2014. The change in total revenue is largely attributable to a decrease in the number of kits returned for processing related to our sales through ABG’s promotional product bundle program.

During the three months ended June 30, 2015, 46% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global compared to 39% during the three months ended June 30, 2014. During the same periods, 16% and 38%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

Cost of revenue for the three months ended June, 30 2015 was $332,000, or 88.2% of revenue, compared to $362,000, or 68.4% of revenue, for the three months ended June 30, 2014. The increase in the cost of revenue as a percentage of revenue in the three months ended June 30, 2015 is primarily attributable to the fixed laboratory costs being applied to a lower volume of genetic tests being processed in the period.

Research and development expenses were $385,000 for the three months ended June 30, 2015, compared to $216,000 for the three months ended June 30, 2014. The increase of $169,000 or 78.4%, in research and development expenses is primarily attributable to increased compensation due to annual salary increases for existing staff, and to compensation and other expenses related to Dr. Kornman moving back into R&D from G&A in April 2015.

Selling, general and administrative expenses were $1.7 million for the three months ended June 30, 2015, compared to $1.5 million for the three months ended June 30, 2014. The increase of $200,000, or 13.3%, is primarily attributable to expenses related to recruiting our new Chief Executive Officer and higher patent related costs, partially offset by Dr. Kornman moving back into R&D.

Interest expense was $152,000 for the three months ended June 30, 2015, as compared to interest income of $1,600 for the three months ended June 30, 2014. The interest expense for the three months ended June 30, 2015 was related to our venture loan and security agreement with Horizon entered into on December 23, 2014.

Six Months Ended June 30, 2015 and 2014

Total revenue was $779,000 for the six months ended June 30, 2015 compared to $1.0 million for the six months ended June 30, 2014. The change in total revenue is largely attributable to a decrease in the number of kits returned for processing related to our sales through ABG’s promotional product bundle program.

During the six months ended June 30, 2015, 51% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global compared to 37% during the six months ended June 30, 2014. During the same periods, 15% and 38%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

Cost of revenue for the six months ended June 30, 2015 was $663,000, or 85.0% of revenue, compared to $757,000, or 74.5% of revenue, for the six months ended June 30, 2014. The increase in the cost of revenue as a percentage of revenue in the six months ended June 30, 2015 is primarily attributable to the fixed laboratory costs being applied to a lower volume of genetic tests being processed in the period.

Research and development expenses were $567,000 for the six months ended June 30, 2015, compared to $425,000 for the six months ended June 30, 2014. The increase of $142,000 or 33.5%, in research and development expenses is primarily attributable to increased compensation due to annual salary increases for existing staff, and to compensation and other expenses related to Dr. Kornman being moved into R&D from G&A in April 2015.

Selling, general and administrative expenses were $3.2 million for the six months ended June 30, 2015, compared to $3.0 million for the six months ended June 30, 2014. The increase of $200,000, or 6.1%, is primarily attributable to increased compensation expenses based primarily on employee annual performance reviews, expenses related to recruiting our new Chief Executive Officer and higher patent related costs.

Interest expense was $303,000 for the six months ended June 30, 2015, as compared to interest income of 4,000 for the six months ended June 30, 2014. The interest expense for the six months ended June 30, 2015 was related to our venture loan and security agreement with Horizon entered into on December 23, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $7.7 million.

Cash used in operations was $3.8 million for the six months ended June 30, 2015 compared to $3.3 million for the six months ended June 30, 2014. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of related party receivables, inventory levels, receipt of orders and the timing of payments to suppliers.

Cash used in investing activities was $22,000 for the six months ended June 30, 2015, compared to $61,000 for the six months ended June 30, 2014. The majority of the $22,000 in 2015 relates to the purchase of new IT equipment. The majority of the $61,000 in 2014 relates to the addition of new laboratory equipment and software.

Cash provided by financing activities was $4,000 for the six months ended June 30, 2015 compared to $19,000 for the six months ended June 30, 2014. The Company received $11,000 from stock purchases through the employee stock purchase plan during the six months ended June 30, 2015 compared to $19,000 for the six months ended June 30, 2014. The $11,000 received through the employee stock purchase plan for the six months ended June 30, 2015 was offset by $7,100 in additional fees related to the December 2014 Private Placement.

The amount of cash we generate from operations is currently not sufficient to continue to fund operations and grow our business. We expect that our current and anticipated financial resources will be adequate to maintain our current and planned operations for at least the next 12 months. If we are unable to obtain funding from our current or new investors, we may have to end our operations and seek protection under bankruptcy laws. We will need significant additional capital to fund our continued operations, to facilitate the continued commercial launch of our PerioPredict® genetic test, for continued research and development efforts, for obtaining and protecting patents and for administrative expenses. We believe our success depends on our ability to have sufficient capital and liquidity to fund operations at least until we begin to receive significant revenues from the processing of the PerioPredict® genetic test. The timing of any revenues that we may receive under the Preferred Participation Agreement with RHSC or any other agreements we may enter into with other partners is dependent upon the market adoption of the PerioPredict® test, which timing is uncertain. We do not expect to receive any significant revenues for the PerioPredict® test until 2016, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues for the PerioPredict® test or any of our other genetic tests.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.. In addition, the forward-looking statements contained herein represent our estimates and expectations only as of the date of this filing and should not be relied upon as representing our estimates and expectations as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 6, 2015, we issued options to purchase an aggregate of up to 14,245,227 shares of common stock to Mark B. Carbeau, our Chief Executive Officer, as a new hire inducement grant. Options to purchase 2,622,948 shares were granted under our 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”), and options to purchase 11,622,279 shares were granted outside of the 2013 Plan pursuant to Section 4(a)(2) of the Securities Act. The options are exercisable at a price of $0.1525 per share (the closing price on April 6, 2015) and will vest as to 25% of the shares on April 6, 2016, and as to an additional 2.083% of the shares on the last day of each successive month thereafter, provided that Mr. Carbeau remains employed by us on the vesting date.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Exhibit
10.1	Executive Employment Agreement, dated April 6, 2015, between Interleukin Genetics, Inc. and Mark B. Carbeau (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 9, 2015 (File No. 001-32715)).
10.2	Third Amendment, dated April 6, 2015, to Common Stock Purchase Agreement, dated May 17, 2013 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 9, 2015 (File No. 001-32715)).
10.3	First Amendment, dated April 6, 2014, to Securities Stock Purchase Agreement, dated December 23, 2014 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 9, 2015 (File No. 001-32715)).
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from Interleukin Genetics Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Deficit, (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements.

*	Filed herewith.
26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interleukin Genetics, Inc.

Date: August 13, 2015	By:	/s/ mark B. Carbeau
Mark B. Carbeau
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2015	By:	/s/ Stephen DiPalma
Stephen DiPalma
Interim Chief Financial Officer
(Principal Financial Officer)

