Form 10-Q
period 2015-09-30
INTERLEUKIN GENETICS INC
filed 2015-11-12
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2015
Common Stock, par value $0.001 per share	172,887,221

INTERLEUKIN GENETICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2015

Smaller Reporting Company – Scaled Disclosure

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies.”

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLEUKIN GENETICS, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,270,644	$11,466,807
Accounts receivable from related party	40,603	23,544
Trade accounts receivable	5,305	14,013
Inventory	159,093	171,575
Prepaid expenses	531,628	504,719
Total current assets	7,007,273	12,180,658
Fixed assets, net	658,899	773,779
Intangible assets, net	137,523	195,765
Other assets	99,135	116,919
Total assets	$7,902,830	$13,267,121
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$576,210	$513,927
Accrued expenses	455,299	343,225
Deferred revenue	2,925,725	3,154,498
Total current liabilities	3,957,234	4,011,650
Long Term Debt	4,790,891	4,738,614

Total Liabilities	8,748,125	8,750,264

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.001 par value — 450,000,000 and 300,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 172,841,047 and 172,683,342 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	172,843	172,686
Additional paid-in capital	126,107,664	125,434,483
Accumulated deficit	(127,125,802)	(121,090,312)
Total stockholders’ equity (deficit)	(845,295)	4,516,857
Total liabilities and stockholders’ equity (deficit)	$7,902,830	$13,267,121

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Genetic testing	$248,873	$439,400	$921,610	$1,342,947
Other	47,125	32,751	153,651	145,365
Total revenue	295,998	472,151	1,075,261	1,488,312
Cost of revenue	323,136	358,578	985,732	1,115,095
Gross profit	(27,138)	113,573	89,529	373,217
Operating expenses:
Research and development	411,902	242,142	978,970	666,839
Selling, general and administrative	1,413,702	1,305,583	4,631,718	4,338,245
Amortization of intangibles	19,414	23,525	58,242	70,575
Total operating expenses	1,845,018	1,571,250	5,668,930	5,075,659
Loss from operations	(1,872,156)	(1,457,677)	(5,579,401)	(4,702,442)
Other income (expense):
Interest income	—	911	222	4,511
Interest expense	(153,354)	—	(456,311)	—
Total other income (expense)	(153,354)	911	(456,089)	4,511
Loss before income taxes	(2,025,510)	(1,456,766)	(6,035,490)	(4,697,931)
Benefit for income taxes	—	—	—	—
Net loss	$(2,025,510)	$(1,456,766)	$(6,035,490)	$(4,697,931)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Weighted average common shares outstanding, basic and diluted	172,841,047	122,548,292	172,788,286	122,515,671

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2013	122,448,707	$122,449	$119,885,371	$(114,754,598)	$5,253,222

Net loss	—	—	—	(4,697,931)	(4,697,931)
Common stock issued:
Employee stock purchase plan	99,585	101	27,456	—	27,557
Stock-based compensation expense	—	—	354,441	—	354,441
Balance as of September 30, 2014	122,548,292	$122,550	$120,267,268	$(119,452,529)	$937,289
Balance as of December 31, 2014	172,683,342	$172,686	$125,434,483	$(121,090,312)	$4,516,857

Net loss	—	—	—	(6,035,490)	(6,035,490)
Common stock issued:
Private Placement			(7,100)		(7,100)
Horizon Warrant			11,848		11,848
Employee stock purchase plan	157,705	157	16,642	—	16,799
Stock-based compensation expense	—	—	651,791	—	651,791
Balance as of September 30, 2015	172,841,047	$172,843	$126,107,664	$(127,125,802)	$(845,295)

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,035,490)	$(4,697,931)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	214,180	190,012
Amortization of loan issuance costs and FV of warrants	81,908	—
Stock-based compensation expense	651,791	354,441
Changes in operating assets and liabilities:
Accounts receivable	8,708	(5,926)
Receivable from related party	(17,059)	499,987
Inventory	12,482	23,248
Prepaid expenses and other current assets	(26,909)	115,005
Accounts payable	62,283	(537,561)
Accrued expenses	112,074	(62,224)
Deferred revenue	(228,773)	(752,212)
Net cash used in operating activities	(5,164,805)	(4,873,161)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(41,057)	(92,278)
Net cash used in investing activities	(41,057)	(92,278)
CASH FLOWS FROM FINANCING ACTIVITIES:
Private placement offering costs	(7,100)	—
Proceeds from employee stock purchase plan	16,799	27,557
Net cash provided by financing activities	9,699	27,557
Net (decrease) in cash and cash equivalents	(5,196,163)	(4,937,882)
Cash and cash equivalents, beginning of period	11,466,807	7,542,281
Cash and cash equivalents, end of period	$6,270,644	$2,604,399

Supplemental disclosures of cash flow information:
Cash paid for interest	$352,500	—

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Note 1—Basis of Presentation

Interleukin Genetics, Inc. (“the Company”) develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive or therapeutic measures. The Company’s principal operations and markets are located in the United States.

The accompanying condensed financial statements include the accounts of the Company as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014.

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

Note 2—Liquidity

The Company has experienced net operating losses since its inception through September 30, 2015. The Company had net losses of $6.3 million for the year ended December 31, 2014, and $6.04 million for the nine months ended September 30, 2015, contributing to an accumulated deficit of $127.1 million as of September 30, 2015.

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

On December 23, 2014, the Company entered into a Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (the “Lender”) under which the Company has borrowed $5.0 million. The loan bears interest at a floating rate equal to the One Month LIBOR Rate (with a floor of 0.50%) plus 8.50%. In the event that the One Month LIBOR Rate, as reported in the Wall Street Journal, exceeds 0.50%, the interest rate will be adjusted by an amount equal to the difference between such rates at the end of that particular month. At September 30, 2015, the rate was 9.0% per annum. The loan is to be repaid in forty-five (45) monthly payments consisting of fifteen (15) monthly payments of only interest followed by thirty (30) equal monthly payments of principal and interest. In addition, at the end of the repayment term (or at early termination of the loan) a final payment equal to 4.5% of the loan will be due and payable. The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company has also agreed not to pledge or otherwise encumber its intellectual property assets, subject to certain exceptions. In connection with the Loan Agreement, the Company issued to the Lender and its affiliates warrants to purchase a total of 2,492,523 shares of common stock at an exercise price of $0.1003 per share, which the Company refers to herein as the Lender Warrants. The Lender Warrants have a term of ten (10) years.

 The Company’s financial statements have been prepared assuming that it will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertain realization. The Company expects to incur additional losses in 2015 and, accordingly, is dependent on financings and potential revenue to fund its operations and support the market adoption of the PerioPredict® test. The timing of any revenues that the Company may receive from the PerioPredict® test is uncertain at this time, and is contingent upon a number of factors, including the Company’s ability to consummate arrangements with partners to promote the PerioPredict® test, the Company and its partners’ ability to develop insurance plans that provide for use and reimbursement of the PerioPredict® test, or other possible arrangements, and to develop a viable market for such plans, and the timing of utilization of the PerioPredict® test pursuant to such plans. The Company expects to have the cash resources necessary to fund its operations into the second half of 2016.

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

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of September 30, 2015 and December 31, 2014, the Company had deferred genetic test revenue of $2.9 million and $3.2 million, respectively. Included in deferred revenue at September 30, 2015 is $2.7 million for test kits that are still outstanding one year or longer after initial kit sale, of which $0.3 million was sold directly to consumers (credit card payments) and $2.4 million was sold to distributors for the promotional bundle. Beginning in September 2012 and again in 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor, placed purchase orders totaling approximately $3.3 million consisting of Weight Management test kits. The kits are included as part of a promotional bundle of products that Amway sold to their Individual Business Owners (IBOs).

The Company recognizes breakage revenue related to genetic test kits utilizing the remote method. Under the remote method, breakage revenue should be recognized when the likelihood of the customer exercising rights of redemption becomes remote. The term remote requires statistical analysis of customer redemption patterns for all tests sold and returned. The Company analyzed redemption patterns from 2009 through 2014 and determined the period of time after which the likelihood of test redemption was remote was three years after the sale of a genetic test kit. Included in genetic test revenue in the three and nine months ended September 30, 2015 is $39,000 and $167,000, respectively, of breakage revenue related to unredeemed genetic test kits sold in the first, second and third quarters of 2012, compared to breakage revenue included in genetic test revenue in the three and nine months ended September 30, 2014 of $86,000 and $242,000, respectively, related to unredeemed genetic test kits sold in the first, second and third quarters of 2011. The Company expects to continue to recognize breakage revenue on a quarterly basis based on the historical analysis.

Sales Commission

On October 26, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor Inc. (“Alticor”). Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. The Company accounts for sales commissions due to Amway Global under the Merchant Network and Channel Partner Agreement in accordance with SEC Staff Accounting Bulletin (“SAB”) 104. Commissions are recorded as an expense at the time they become due which is at the point of sale. The cost of commissions was $70,000 and $59,000 for the three months ended September 30, 2015 and 2014, respectively, and $239,000 and $160,000 for the nine months ended September 30, 2015 and 2014, respectively.

Accounts Receivable

Accounts receivable is stated at estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its commercial genetic test customers a 2% cash discount if payment is made by bank wire transfer within 10 days of the invoice date. No accounts receivable reserve is required at September 30, 2015 as all accounts receivable are expected to be collected.

Inventory

Inventory is carried at lower of cost (first-in, first-out method) or market and no inventory reserve is deemed necessary at September 30, 2015. As the Company does not manufacture any products, no overhead costs are included in inventory. The Company has contracted with a fulfillment provider to supply its PerioPredict® genetic tests kits to dental offices. The agreement with the fulfillment provider requires them to purchase and fulfill all materials related to the PerioPredict® test and Body Key™ genetic test kits, with the Company’s approval. The Company reimburses the fulfillment provider for materials and pays fulfillment charges when the product is shipped. During the nine months ended September 30, 2015, the Company made a onetime purchase of $33,000 of inventory related to its PerioPredict® test from our fulfillment provider, which is held at our fulfillment center. The balance of our inventory is related to our Inherent Health® brand and is stored at a separate facility. When a kit is sold, the corresponding cost of the kit is recorded as deferred cost of goods sold and removed from inventory. Any kit components remaining at the fulfillment center are reflected in inventory with a corresponding offset to accounts payable.

Inventory consisted of the following:

	September 30, 2015	December 31, 2014

Raw materials	$142,351	$163,239
Finished goods	16,742	8,336
Total inventory, net	$159,093	$171,575

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

Significant management judgment is required in determining the Company’s provision (benefit) for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of approximately $33.4 million as of September 30, 2015, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

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

The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the nine months ended September 30, 2015.

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

	As of September 30,
	2015	2014
Options outstanding	22,258,659	4,810,675
Warrants outstanding	88,301,079	37,269,125
Total	110,559,738	42,079,800

Fair Value of Financial Instruments

The Company, using available market information, has determined the estimated fair values of financial instruments. The stated values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The fair value of warrants is calculated using the Black-Scholes pricing model.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing. The Company believes that, as of September 30, 2015, its concentration of credit risk related to cash and cash equivalents was not significant. Cash and cash equivalents are available on demand and are generally in excess of FDIC insurance limits.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the remaining term of the lease.

Assets that have not yet been placed in service, have the costs incurred presented as part of Projects in Progress. Once the asset has been placed in service, the related costs are transferred to the appropriate category and depreciation commences. For the nine months ended September 30, 2015 there is $19,500 in the Projects in Progress account, all of which is laboratory equipment.

Segment Reporting

As of September 30, 2015 and 2014, the Company has one segment, the genetic test business. The Company develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive measures. The Company’s principal operations and markets are located in the United States.

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

In April 2015, the FASB voted to defer the required implementation date of ASU 2014-09 to December 2017. Public companies may elect to adopt the standard along the original timeline. We are evaluating the impact of the adoption of this guidance to determine whether or not it has a material impact on the Company's financial statements.

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

On October 26, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor Inc. Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to the Company’s e-commerce site. The Company paid Amway Global $70,000 and $59,000 in commissions for the three months ended September 30, 2015 and 2014, respectively, and $239,000 and $160,000 in commissions for the nine months ended September 30, 2015 and 2014, respectively, representing a percentage of net sales to their customers. The Company expenses commissions owed to Amway Global in the month of sale to the customer.

Beginning in September 2012 and again in 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor, placed purchase orders totaling approximately $3.3 million consisting of Weight Management test kits. The kits are included as part of a promotional bundle of products that Amway sold to their Individual Business Owners (IBOs). Of the $3.3 million in orders, $1.5 million was received for the 2013 program and $1.8 million for the 2014 program. As a component of the 2013 promotional program, and not reflective of actual product expiry, the kits were required to be redeemed by December 31, 2013. In February 2014, the Company removed the redemption date requirement for the 2013 promotional program, for which ABG paid the Company $519,000 as a retrospective increase in the product purchase price. All cash received related to the 2013 promotional program, including the $519,000, will be treated as deferred revenue until specific kits are returned for processing or the breakage analysis determines the probability of eventual redemption is remote. In October 2014, the Company received $250,000 as a retrospective increase in the product purchase price for unsold kits as consideration for extending the required redemption date of the 2014 promotional program to December 31, 2017. All cash received for these kits will be treated as deferred revenue until specific kits are returned for processing or on the final allowed redemption date of December 31, 2017.

On September 21, 2012, the Company entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Alticor. Pursuant to the License Agreement, the Company has granted ABGI and its affiliates a non-exclusive license to use the technology related to Interleukin’s Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa (the “Territories”). ABGI, or a laboratory designated by ABGI, will be responsible for processing the tests, and the Company will receive a royalty for each test sold, which royalty will increase if certain pending patent applications are issued. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement which was June 2013. Thereafter, the term will automatically renew for additional one-year periods unless notice is delivered by either party at least 60 days prior to the anniversary date. During the three and nine months ended September 30, 2015, $39,000 and $143,000, respectively, was earned, compared to $31,000 and $129,000 in the same periods in 2014

In connection with the execution of the License Agreement, the Company and ABGI also entered into a Professional Services Agreement (the “PSA”) pursuant to which the Company has agreed to provide services to ABGI in connection with its sale and processing of the tests within the Territories. No fees were earned in the year ended December 31, 2014 or the nine months ended September 30, 2015 under the PSA.

For the three months ended September 30, 2015 and 2014, approximately 45% and 48%, respectively, of the Company’s revenue came from sales through the Merchant Network and Channel Partner Agreement with Amway Global, and 14% and 30%, respectively, of the Company’s revenue came from sales through ABG’s promotional product bundle program. For the nine months ended September 30, 2015 and 2014, approximately 49% and 41%, respectively, of the Company’s revenue came from sales through the Merchant Network and Channel Partner Agreement with Amway Global, and 15% and 35%, respectively, of the Company’s revenue came from sales through ABG’s promotional product bundle program.

On February 25, 2013, the Company entered into a Preferred Participation Agreement with Renaissance Health Services Corporation (“RHSC”), for itself and on behalf of certain of its affiliates and subsidiaries. This agreement was amended and restated on November 1, 2013. RHSC is a related party through its affiliation with Delta Dental of Michigan, Inc. (“DDMI”), a stockholder of the Company. Pursuant to this agreement, as amended, affiliates of RHSC have agreed to reimburse the Company a fixed price for each PerioPredict® genetic test that the Company processes for a customer of affiliates of RHSC. In addition, if during the term of the agreement the Company offers the PerioPredict® test to any other person or party for a lower price, such lower price shall then be applicable to tests processed for a customer of such affiliates of RHSC for the remainder of the term of the agreement. RHSC and its affiliates will continue to receive the preferred pricing (or any lower market price during the term) only for so long as affiliates of RHSC continue to: (a) work to develop and to offer dental benefit plans that provide for use of the PerioPredict test and reimbursement of the test at the agreed upon price(each such plan, hereinafter referred to as a “Reimbursed Dental Plan”) for which a significant portion of employees of RHSC’s affiliates’ customers are eligible; and (b) exercise their commercially-reasonable best efforts to maximize the number of customers that offer a Reimbursed Dental Plan. In addition, under the terms of the amended agreement, the Company is no longer obligated to make the PerioPredict® test available solely to RHSC affiliates and not to any other third party or person. This amended agreement has a term of three years beginning February 25, 2013, unless terminated earlier (1) upon the mutual written agreement of us and RHSC, (2) if either party becomes the subject of bankruptcy, insolvency, liquidation or other similar proceedings, or (3) in the event of an uncured breach of the amended agreement by either party.

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

Note 5—Debt Instruments

Venture Loan and Security Agreement

On December 23, 2014, the Company entered into the Loan Agreement with Horizon Technology Finance Corporation (the “Lender”) under which the Company borrowed $5.0 million. The loan bears interest at a floating rate equal to the One Month LIBOR Rate (with a floor of 0.50%) plus 8.50%. In the event that the One Month LIBOR Rate, as reported in the Wall Street Journal, exceeds 0.50%, the interest rate will be adjusted by an amount equal to the difference between such rates at the end of that particular month. At September 30, 2015, the rate was 9.0% per annum. The loan is to be repaid in forty-five (45) monthly payments consisting of fifteen (15) monthly payments of only interest followed by thirty (30) equal monthly payments of principal and interest. In addition, at the end of the repayment term (or at early termination of the loan) a final payment equal to 4.5% of the loan, or $225,000, will be due and payable. The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company has also agreed not to pledge or otherwise encumber its intellectual property assets, subject to certain exceptions. In connection with the Loan Agreement, the Company issued to the Lender and its affiliates warrants to purchase a total of 2,492,523 shares of common stock at an exercise price of $0.1003 per share, which the Company refers to herein as the Lender Warrants. The Lender Warrants have a term of ten (10) years.

Additionally, $89,000 in cash fees paid to the Lender and $261,000, the intrinsic value of the Lender Warrants, were recorded as a discount on the loan and amortized over the term of the loan. The final non-principal payment of $225,000 will be accrued as additional interest expense, using the effective interest method, over the term of the loan. As of September 30, 2015, the unamortized discount associated with the loan was $280,000. Cash interest expense for the three and nine months ending September 30, 2015 was $115,000 and $341,000, respectively. Non-cash interest expense for the three and nine months ending September 30, 2015 was $38,000 and $115,000, respectively.

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

Rent expense, net of the benefit of the sublease in 2014, was $96,000 and $80,000 for the three months ended September 30, 2015 and 2014, respectively, and $268,000 and $230,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

The Agreement provides that if Mr. Carbeau’s employment with the Company is terminated for any reason other than Cause (as defined in the Agreement) and on execution of a release of claims agreement, he will be entitled to (i) severance payments equal to 12 months of base salary and (ii) continuation of medical benefits for up to 12 months. In addition to the above, if termination is within one year following a Change of Control event and is for any reason other than Cause, all outstanding unvested equity awards held by Mr. Carbeau will immediately vest and be exercisable.

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

In October 2013, Mr. Snyder was issued an option to purchase 675,000 shares of the Company’s common stock, at an exercise price of $0.3799 per share. The option vests as to 25% of the shares on the first anniversary of the grant date, and as to 2.08% of the remaining shares at the end of each month thereafter beginning on October 31, 2014

In January 2015, Mr. Snyder was granted an option to purchase 660,000 shares of the Company’s common stock at an exercise price of $0.26 per share. The option vests as to 1/48 of the shares at the beginning of each month beginning on February 1, 2015.

Mr. Snyder’s employment with the Company terminated effective November 13, 2015. The Company will pay Mr. Snyder any compensation that is earned but unpaid prior to termination, and an amount equal to six months of his base salary in effect at the time of the termination with such payment made in equal installments on the Company’s regularly-scheduled payment dates. Per Mr. Snyder’s employment agreement, 84,000 unvested shares related to the 200,000 shares granted on January 2, 2013 will become fully vested.

Note 7—Capital Stock

Authorized Preferred and Common Stock

As of September 30, 2015, the Company has 6,000,000 shares of preferred stock, par value $0.001 authorized and 450,000,000 shares of common stock, par value $0.001 authorized. On July 21, 2015, the Company’s shareholders’ approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 300,000,000 to 450,000,000. As of September 30, 2015 the Company had 172,841,047 shares of common stock outstanding and the following shares of common stock are reserved for issuance:

	Reserved for issuance	Strike Price	Expiry

Shares reserved under outstanding stock options and options available for grant	52,311,279
Shares reserved for future issuance under the Employee Stock Purchase Plan	346,247
Warrants to purchase common stock associated with December 2014 private placement	50,189,431	$0.1003	December 23, 2021
Warrants to purchase common stock associated with December 2014 venture loan and security agreement	2,492,523	$0.1003	December 23, 2024
Warrants to purchase common stock associated with September 2014 consulting agreement with Danforth Advisors	100,000	$0.2500	September 8, 2024
Outstanding warrants issued in June 2012	437,158	$0.2745	June 29, 2017
Outstanding warrants issued in May 2013, vesting May 2013	20,655,737	$0.2745	May 17, 2020
Outstanding warrants issued in May 2013, vesting August 2013	14,426,230	$0.2745	August 9, 2020
Total common shares reserved for issuance at September 30, 2015	140,958,605
Total common shares issued and outstanding at September 30, 2015	172,841,047
Total common shares outstanding and reserved for issuance at September 30, 2015	313,799,652

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

In September, 2014, the Company issued warrants to the Company’s financial consultant, Danforth Advisors, to purchase up to 100,000 shares of common stock at a price of $0.25 per share. The warrants have a ten year term and vest on a monthly basis over two years, provided that, if the Company terminates the agreement without cause before the one year anniversary, 50% of the warrants immediately vest, and the remaining 50% of the warrants immediately vest if the Company terminates the agreement without cause after the extension of the agreement after one year. The warrant will also become exercisable in full upon a change of control of the Company if the agreement is still in effect. The fair value of the warrants at issuance was recorded as equity totaling $24,000 and will be amortized to consulting fees over the remaining service requirement. The non-cash compensation expense for the three and nine months ended September 30, 2015 was $3,000 and $9,000 respectively.

On December 23, 2014, the Company entered into the 2014 Purchase Agreement with the 2014 Investors, pursuant to which it sold to the 2014 Investors in the December 2014 Private Placement an aggregate of 50,099,700 shares of common stock at a price of $0.1003 per share for gross proceeds of approximately $5.025 million. The 2014 Investors also received 2014 Warrants to purchase up to an aggregate of 50,099,700 shares of common stock at an exercise price of $0.1003 per share. The 2014 Warrants are all currently exercisable and have a term of seven years.

For services related to this transaction, the placement agent and legal counsel received an aggregate of $218,000 in cash fees and the placement agent and an affiliate received warrants to purchase an aggregate of 89,731 shares of common stock (the “2014 Placement Agent Warrants”). The cash fees and the fair value of the 2014 Placement Agent Warrants were recorded as equity issuance costs resulting in a reduction to shareholders’ equity.

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

The fair value of the Lender Warrants at issuance was $261,000. Cash interest paid during the three and nine months ended September 30, 2015 totaled $115,000 and $353,000, respectively. Non-cash interest related to debt discounts recorded during the three and nine months ended September 30, 2015 totaled was $38,000 and $115,000, respectively, with a remaining debt discount balance of $280,000.

Note 8—Stock-Based Compensation Arrangements

Total stock-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock option grants beginning of period	$251,374	$108,363	$491,197	$348,545
Stock-based arrangements during the period:
Stock option grants	92	—	157,463	1,166
Restricted stock issued:
Employee stock purchase plan	1,088	1,279	3,129	4,730
	$252,554	$109,642	$651,789	$354,441

Stock option and restricted stock grants

The following table details stock option activity:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding, beginning of period	4,523,900	$0.39	5,884,050	$0.43
Stock options granted	17,793,027	0.17	137,000	0.35
Stock options exercised	—	0.00	—	0.00
Restricted stock exercised	—	0.00	—	0.00
Canceled/Expired	(58,268)	0.28	(1,210,375)	0.43
Outstanding, end of period	22,258,659	$0.22	4,810,675	$0.43
Exercisable, end of period	3,067,959	$0.34	723,925	$0.71

At September 30, 2015, there was approximately $2,700,000 of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Company’s stock plans.

Restricted Stock Awards

At September 30, 2015 and 2014, there were no outstanding restricted stock awards.

Stock Option Grants

On August 9, 2013, the Company’s shareholders’ approved the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows for the issuance of up to 8,860,000 additional shares of our common stock pursuant to awards granted under the 2013 Plan. Additionally, the 2013 plan allows for the issuance of up to a maximum of 2,435,500 additional shares of our common stock, pursuant to the cancellation, forfeiture, or expiry, of awards granted under the 2004 Plan and terminated on or after the 2013 plan approval on August 9, 2013. During the nine month period ended September 30, 2015, the Company granted 6,170,748 stock options under the 2013 Plan. On July 21, 2015, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of common stock available for issuance thereunder by 30,000,000 shares. At September 30, 2015, the Company had an aggregate of 30,052,620 shares of common stock available for grant under the 2013 Plan.

Pursuant to his Employment Agreement on April 6, 2015, Mr. Carbeau was granted options to purchase up to 14,245,227 shares of Interleukin’s common stock at an exercise price of $0.1525 per share (the closing price of the common stock on April 6, 2015). Of those options, 2,622,948 were granted under the 2013 Plan and 11,622,279 were granted outside of the 2013 Plan. The options will vest as to 25% of the shares on April 6, 2016, and as to an additional 2.083% of the shares on the last day of each successive month thereafter, provided that he remains employed by Company on the vesting date.

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

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are deemed to be compensatory because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the nine months ended September 30, 2015 and 2014, employees purchased 157,705 and 99,585 shares, respectively, of common stock at a weighted-average purchase price of $0.10 and $0.28, respectively, while the weighted-average market value was $0.12 and $0.32 per share, respectively, resulting in compensation expense of $3,129 and $4,730, respectively.

Note 9—Industry Risk and Concentration

The Company develops genetic risk assessment tests and performs research for its own benefit. As of September 30, 2015, the Company sells five genetic risk assessment tests. Commercial success of the Company’s genetic risk assessment tests will depend on their success as being deemed to be scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partners.

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

During the three months ended September 30, 2015 and 2014, approximately 45% and 48%, respectively, of the Company’s revenue came from sales through the Merchant Network and Channel Partner Agreement with Amway Global, and 14% and 30%, respectively, of the Company’s revenue came from sales through ABG’s promotional product bundle program. During the nine months ended September 30, 2015 and 2014, approximately 49% and 41%, respectively, of the Company’s revenue came from sales through the Merchant Network and Channel Partner Agreement with Amway Global, and 15% and 35%, respectively, of the Company’s revenue came from sales through ABG’s promotional product bundle program.

Note 10—Subsequent Events

On November 13, 2015, the employment of Mr. Scott Snyder, formerly Chief Marketing Officer, terminated. Details of this event are disclosed in Note 6.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included elsewhere in this document.

General Overview and Trends

Interleukin Genetics, Inc. is a personalized health company that develops specific, health area focused, unique genetic tests. Our overall mission is to provide test products that can help individuals improve or maintain their health through preventive or treatment measures. Our vision is to use the science of applied genetics to empower individuals and physicians to better understand the actions and steps necessary to guide the best lifestyle and treatment options. We believe that Interleukin Genetics’ tests can help individuals and their healthcare providers more effectively prevent common, chronic diseases associated with systemic inflammation and their complications, and thereby positively impact an individual’s wellness while reducing health care costs.

During the three months ended September 30, 2015, we continued to focus our resources primarily on commercializing our PerioPredict® test, as well as on the sales of our Inherent Health® brand of genetic tests and related programs.

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

We market our Inherent Health® brand of genetic assessment tests primarily through our commercial relationships with Alticor Inc. affiliated companies. Alticor is a related party. On October 26, 2009, we entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor. Pursuant to this agreement, Amway Global sells our Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. In the three months ended September 30, 2015 and 2014, revenues from this agreement accounted for approximately 45% and 48% of our revenues, respectively. In the nine months ended September 30, 2015 and 2014, revenues from this agreement accounted for approximately 49% and 41% of our revenues, respectively.

Beginning in September 2012 and again in 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor, placed purchase orders totaling approximately $3.3 million consisting of Weight Management test kits. The kits are included as part of a promotional bundle of products that Amway is now selling to their Individual Business Owners (IBOs). Of the $3.3 million in orders $1.8 million was received in 2013 for the 2014 program and $1.5 million for the 2013 program. All cash for the orders and royalties was received by December 31, 2013. The 2013 program was amended by ABG so that it would not expire at December 31, 2013. Rather than having all program kits expire at December 31, 2013, cash received from the orders will remain in deferred revenue until the tests are returned and processed. For the three months ended September 30, 2015 and 2014, approximately 14% and 30%, respectively, of our revenue came from sales through ABG’s promotional product bundle program. For the nine months ended September 30, 2015 and 2014, approximately 15% and 35%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

On September 21, 2012, we entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Alticor. Pursuant to this License Agreement, we granted ABGI and its affiliates a non-exclusive license to use the technology related to our Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa. ABGI, or a laboratory designated by ABGI, is responsible for processing the tests, and we receive a royalty for each test sold. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement which was June 2013. During the three and nine months ended September 30, 2015, royalties of $39,000 and $143,000, respectively, were received and recorded as Other Revenue in the Condensed Statement of Operations.

Our research and development efforts, and related expenses, are focused on expanding the evidence supporting our existing tests, primarily our PerioPredict® test. This is different than in prior years, when our research and development focus was concentrated on bringing new tests to market.

We recognize revenue from genetic testing services when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. During the fourth quarter of 2013, we concluded that sufficient historical customer genetic test redemption patterns existed to determine the period of time after which the likelihood of test redemption was remote for Inherent Health® tests purchased. Based on our analysis of the redemption data, we estimate that period of time to be three years after the sale of a genetic test kit. Prior to making this determination, revenue was recognized only on test kits returned and processed. Beginning in the fourth quarter of 2013, we began to recognize breakage revenue related to genetic tests kits utilizing the remote method. Under the remote method, breakage revenue should be recognized when the likelihood of the customer exercising rights of redemption becomes remote. The term remote requires statistical analysis of customer redemption patterns for all tests sold and returned. We analyzed redemption patterns from 2009 through 2013. Included in genetic test revenue in the three and nine months ended September 30, 2015, is $39,000 and $167,000, respectively, of breakage revenue related to unredeemed genetic test kits from the first, second and third quarters of 2012, compared to $86,000 and $242,000 in the same periods in 2014 related to unredeemed genetic test kits from the first, second and third quarters of 2011. We will continue to recognize breakage revenue and the corresponding deferred cost of goods as well as analyze the data on a quarterly basis based on the historical analysis.

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

Results of Operations

Three Months Ended September 30, 2015 and 2014

Total revenue was $296,000 for the three months ended September 30, 2015 compared to $472,000 for the three months ended September 30, 2014. The change in total revenue is largely attributable to a decrease in the number of kits returned for processing related to our sales through ABG’s promotional product bundle program.

During the three months ended September 30, 2015, 45% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global compared to 48% during the three months ended September 30, 2014. During the same periods, 14% and 30%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

Cost of revenue for the three months ended September, 30 2015 was $323,000, or 109.2% of revenue, compared to $359,000, or 76.0% of revenue, for the three months ended September 30, 2014. The increase in the cost of revenue as a percentage of revenue in the three months ended September 30, 2015 is primarily attributable to the fixed laboratory costs being applied to a lower volume of genetic tests being processed in the period.

Research and development expenses were $412,000 for the three months ended September 30, 2015, compared to $242,000 for the three months ended September 30, 2014. The increase of $169,000 or 70.1%, in research and development expenses is primarily attributable to increased compensation due to annual salary increases for existing staff, and to compensation and other expenses related to Dr. Kornman moving back into R&D from G&A in April 2015.

Selling, general and administrative expenses were $1.4 million for the three months ended September 30, 2015, compared to $1.3 million for the three months ended September 30, 2014. The increase of $100,000, or 8.3%, is primarily attributable to compensation and other employee expenses as well as higher consulting costs.

Interest expense was $153,000 for the three months ended September 30, 2015, as compared to interest income of $911 for the three months ended September 30, 2014. The interest expense for the three months ended September 30, 2015 was related to our venture loan and security agreement with Horizon Technology Finance Corporation (“Horizon”) entered into on December 23, 2014.

Nine Months Ended September 30, 2015 and 2014

Total revenue was $1.1 million for the nine months ended September 30, 2015 compared to $1.5 million for the nine months ended September 30, 2014. The change in total revenue is largely attributable to a decrease in the number of kits returned for processing related to our sales through ABG’s promotional product bundle program.

During the nine months ended September 30, 2015, 49% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global compared to 41% during the nine months ended September 30, 2014. During the same periods, 15% and 35%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

Cost of revenue for the nine months ended September 30, 2015 was $986,000, or 91.7% of revenue, compared to $1.1 million, or 74.9% of revenue, for the nine months ended September 30, 2014. The increase in the cost of revenue as a percentage of revenue in the nine months ended September 30, 2015 is primarily attributable to the fixed laboratory costs being applied to a lower volume of genetic tests being processed in the period.

Research and development expenses were $979,000 for the nine months ended September 30, 2015, compared to $667,000 for the nine months ended September 30, 2014. The increase of $312,000 or 46.8%, in research and development expenses is primarily attributable to increased compensation due to annual salary increases for existing staff, and to compensation and other expenses related to Dr. Kornman being moved into R&D from G&A in April 2015.

Selling, general and administrative expenses were $4.6 million for the nine months ended September 30, 2015, compared to $4.3 million for the nine months ended September 30, 2014. The increase of $300,000, or 7.0%, is primarily attributable to increased compensation expenses based primarily on employee annual performance reviews, expenses related to recruiting our new Chief Executive Officer, higher consulting costs and higher patent related costs.

Interest expense (net) was $456,000 for the nine months ended September 30, 2015, as compared to interest income of $4,500 for the nine months ended September 30, 2014. The interest expense for the nine months ended September 30, 2015 was related to our venture loan and security agreement with Horizon entered into on December 23, 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $6.3 million.

Cash used in operations was $5.2 million for the nine months ended September 30, 2015 compared to $4.9 million for the nine months ended September 30, 2014. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of related party receivables, inventory levels, receipt of orders and the timing of payments to suppliers.

Cash used in investing activities was $41,000 for the nine months ended September 30, 2015, compared to $92,000 for the nine months ended September 30, 2014. Half of the $41,000 in 2015 relates to the purchase of new IT equipment while the other half relates to the purchase of new lab equipment. The majority of the $92,000 in 2014 relates to the addition of new laboratory equipment and software.

Cash provided by financing activities was $10,000 for the nine months ended September 30, 2015 compared to $28,000 for the nine months ended September 30, 2014. The Company received $17,000 from stock purchases through the employee stock purchase plan during the nine months ended September 30, 2015 compared to 28,000 for the nine months ended September 30, 2014. The $17,000 received through the employee stock purchase plan for the nine months ended September 30, 2015 was offset in part by $7,000 in additional fees related to the December 2014 Private Placement.

The amount of cash we generate from operations is currently not sufficient to continue to fund operations and grow our business. We expect that our current and anticipated financial resources will be adequate to maintain our current and planned operations into the second half of 2016. If we are unable to obtain funding from our current or new investors, we may have to end our operations and seek protection under bankruptcy laws. We will need significant additional capital to fund our continued operations, to facilitate the continued commercial launch of our PerioPredict® genetic test, for continued research and development efforts, for obtaining and protecting patents and for administrative expenses. We believe our success depends on our ability to have sufficient capital and liquidity to fund operations at least until we begin to receive significant revenues from the processing of the PerioPredict® genetic test. The timing of any revenues that we may receive under the Preferred Participation Agreement with RHSC or any other agreements we may enter into with other partners is dependent upon the market adoption of the PerioPredict® test, which timing is uncertain. We do not expect to receive any significant revenues for the PerioPredict® test until 2016, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues for the PerioPredict® test or any of our other genetic tests.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable.

Item 1A.   Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except for the addition of the following risk factor:

If the U.S. Food and Drug Administration (“FDA”) requires us to obtain premarket clearance or approval for our genetic tests, our business would be materially and adversely affected.

Our genetic tests are provided as laboratory developed tests (“LDTs”), performed in our CLIA-certified clinical laboratory operating in Waltham, Massachusetts. Although the FDA believes that tests such as ours fall within its jurisdiction as medical devices, it has historically exercised enforcement discretion with respect to most LDTs, meaning that such tests have not been subject to FDA regulatory requirements. However, FDA officials have stated that direct-to-consumer (“DTC”) genetic tests that make medical claims will no longer be subject to such enforcement discretion. In July 2010, the FDA sent Interleukin a letter regarding the LDTs that it sold at that time consistent with this change in its position. However, the FDA has not stated what specific requirements will apply to LDTs sold DTC, and we received no feedback from the FDA regarding the plan we submitted in response to its July 2010 letter. In addition, in March 2011, the FDA convened an advisory panel to make recommendations regarding oversight of DTC genetic tests. Following the meeting, the Director of the Office of In Vitro Diagnostics (“OIVD”), stated that the FDA would likely need to take a case-by-case approach with respect to which types of genetic tests could be offered DTC. On November 4, 2015, we received a letter from the FDA stating that certain of our genetic tests “appear to meet the definition of devices” as defined in the Federal Food Drug and Cosmetic Act and requested that we provide information regarding the basis for our determination that these tests that appear to be offered under a DTC model do not require FDA clearance. We believe that our genetic tests do not require FDA clearance and we intend to provide a response to the FDA’s letter and engage the FDA in dialog on this matter.

There can be no assurance, however, that the FDA will not require us to obtain clearance through its 510(k) premarket notification process or obtain approval through its premarket approval (“PMA”), process, either as a condition of continuing to market our tests or bringing future tests to market. Obtaining FDA clearance or approval could be lengthy, costly and burdensome. In addition, depending upon the FDA’s response to the information we provide, we may be required to stop selling our tests or revise our tests or promotional materials significantly, which would materially and adversely affect our business.

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

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information.

As stated in Notes 6 and 10, on November 12, 2015, the Company notified Scott Snyder, its Chief Marketing Officer, that his employment would be terminated effective as of November 13, 2015.

Item 6.     Exhibits.

Exhibit Number	Exhibit
3.1	Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on October 23, 2013 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2013 (File No. 001-32715)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 21, 2015 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 23, 2015 (File No. 001-32715).
10.1	2013 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 23, 2015 (File No. 001-32715).
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from Interleukin Genetics Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Deficit, (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interleukin Genetics, Inc.

Date: November 12, 2015	By:	/s/ mark B. Carbeau
Mark B. Carbeau Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2015	By:	/s/ Stephen DiPalma
Stephen DiPalma Interim Chief Financial Officer (Principal Financial Officer)

