Form 10-K/A
period 2015-12-31
INTERLEUKIN GENETICS INC
filed 2016-04-29
CIK 1037649

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was $5,267,683.

As of March 16, 2016 there were 172,953,440 shares of the registrant’s Common Stock issued and outstanding.

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Interleukin Genetics, Inc. (the “Registrant”) for the year ended December 31, 2015 as filed on March 16, 2016 (the “Original Form 10-K”) is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15(a)(3) of Part IV, no other information included in the Original Form 10-K is amended or changed by this Amendment.

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

FOR THE YEAR ENDED DECEMBER 31, 2015

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT AND CORPORATE GOVERNANCE

The Board of Directors and Management

We are managed under the direction of our Board of Directors. On December 23, 2014, we entered into a Securities Purchase Agreement (the “2014 Purchase Agreement”) with various accredited investors, pursuant to which we sold securities in a private placement transaction, which we refer to herein as the 2014 Private Placement. Pursuant to the terms of the 2014 Purchase Agreement, as amended on April 6, 2015, the number of persons which constitutes the entire Board is set at eight (8), and is composed of the following:

(i)	two (2) Class I directors with terms ending at the 2016 annual meeting of stockholders, consisting of one independent director (currently William C. Mills III) and one director designated by Pyxis Innovations Inc. (“Pyxis”) (currently Joseph M. Landstra);

(ii)	three (3) Class II directors with terms ending at the 2017 annual meeting of stockholders, consisting of Interleukin’s Chief Executive Officer (currently Mark B. Carbeau), Kenneth S. Kornman, Ph.D., Interleukin’s founder and Chief Scientific Officer (for so long as Dr. Kornman remains employed by Interleukin), and one director designated by Bay City Capital Fund V, L.P. (“Bay City”) (currently Dayton Misfeldt); and

(iii)	three (3) Class III directors with terms ending at the 2018 annual meeting of stockholders, consisting of one director designated by Pyxis (currently Roger C. Colman), one independent director (currently James Weaver), and one director designated by Bay City (currently Lionel Carnot).

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

Name	Age	Position with the Company

Mark B. Carbeau	55	Chief Executive Officer and Director
Kenneth S. Kornman, DDS, Ph.D.	68	President and Chief Scientific Officer and Director
Stephen DiPalma	57	Interim Chief Financial Officer
James M. Weaver	51	Director and Chairman of the Board
Lionel Carnot(1)(2)	48	Director
Roger C. Colman (2)(3)	61	Director
Joseph M. Landstra (1)	38	Director
William C Mills III (1)(3)	60	Director
Dayton Misfeldt(3)	42	Director

(1)	Member of our Audit Committee
(2)	Member of our Nominating Committee
(3)	Member of our Compensation Committee

MARK B. CARBEAU has been our Chief Executive Officer and has served as a member of our Board of Directors since April 6, 2015. Prior to joining Interleukin, from December 2013 to March 2015, Mr. Carbeau was CEO of Diagnostyx, a technology-based healthcare company focused on intelligent drug infusion systems that he co-founded. Prior to Diagnostyx, from January 2010 to June 2013, Mr. Carbeau served as CEO of PolyRemedy®, a technology enabled services business that combines health information technology with personalized therapeutics to improve wound healing outcomes. From January 2008 to October 2009, Mr. Carbeau was the President and CEO of HyperMed, Inc., a commercial stage medical device and diagnostics company using novel hyperspectral imaging technology. Prior to HyperMed, Mr. Carbeau served as President USA of Kinetic Concepts, Inc. Prior to that, Mr. Carbeau served as Vice President, Corporate Development at OraPharma, Inc., during its commercial launch of a periodontal therapeutic, a successful IPO, and the eventual sale of the company to Johnson & Johnson. Mr. Carbeau also founded CM Partners, a strategic life science consulting firm, and was a member of The Boston Consulting Group. Mr. Carbeau began his career serving in various sales, marketing and manufacturing roles with Eli Lilly and Company. He holds a B.S. in Industrial Engineering from Penn State University and an M.B.A. from the Wharton School of the University of Pennsylvania. Our Board of Directors has concluded that Mr. Carbeau’s role as Chief Executive Officer as well as his extensive experience across a range of senior management positions with life science companies make him uniquely suited to serve on the Board. Mr. Carbeau has not served on any other public company boards in the past five years.

KENNETH S. KORNMAN, DDS, Ph.D. is Interleukin’s co-founder and serves as our President and Chief Scientific Officer. Dr. Kornman also served as our Chief Executive Officer from August 2012 through April 2015. He has also been a member of our Board of Directors since August 2012 and previously served as a director from August 2006 through April 2010. Prior to founding Interleukin in 1986, Dr. Kornman was a Department Chairman and Professor at The University of Texas Health Center at San Antonio. He has also been a consultant and scientific advisor for several major oral care and pharmaceutical companies. Dr. Kornman currently retains academic appointments at Harvard University and the University of Michigan. He holds multiple patents in the molecular diagnostics area, has published three books and more than 125 scientific papers and has lectured and consulted worldwide on the transfer of technology to clinical practice. Dr. Kornman also holds an MS (Periodontics) and Ph.D. (Microbiology-Immunology) from the University of Michigan. Our Board of Directors has concluded that Dr. Kornman should serve as a director because of his prior executive management experience, his scientific expertise and his knowledge of the dental and biotechnology industries. Dr. Kornman has not served on any other public company boards in the past five years.

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

LIONEL CARNOT joined the Board of Directors in May 2013. Mr. Carnot is Managing Director at Bay City Capital LLC, a leading, global life sciences investment firm, and has been extensively involved in the firm's activities since he joined The Pritzker Organization in 2000. Prior to The Pritzker Organization, Mr. Carnot was a Principal at Oracle Partners, a healthcare hedge fund. He also held several positions in the pharmaceutical industry, including Product Manager for Prozac at Eli Lilly as well as several sales and marketing positions at Rhone-Poulenc Rohrer (now Sanofi). Mr. Carnot was also a strategy and management consultant to the biopharmaceutical industry while at Booz Allen & Hamilton and Accenture Strategic Services. Mr. Carnot is a member of the Board of Directors of Merus B.V., Madrigal Pharmaceuticals and Tallikut Pharmaceuticals, and is a former member of the board of Reliant Pharmaceuticals, Pathway Diagnostics, BioSeek and Nexus Dx. Mr. Carnot holds an MBA with Distinction from INSEAD and an MS with honors in Molecular Biology from the University of Geneva. Our Board of Directors has concluded that Mr. Carnot should serve as a director because of his prior management, consulting and board experience in the biotechnology and diagnostic industries, coupled with scientific, technical, sales and marketing, finance, and business development expertise. Mr. Carnot has not served on any other public company boards in the past five years.

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

JOSEPH M. LANDSTRA joined the Board of Directors on March 31, 2014. Mr. Landstra has been with Alticor Inc., a member of the Alticor family of companies, since May 2009, and is currently Director of Finance and Assistant Treasurer. Prior to his role with Alticor, Mr. Landstra was Controller for Dickinson Press Inc. from April 2008 to May 2009 and with X-Rite Inc. from 2003 to April 2008, completing his time with X-Rite as European Controller. Mr. Landstra also worked for Deloitte & Touche LLP supporting a broad range of audit clients. Mr. Landstra is Certified Public Accountant in the state of Michigan. Mr. Landstra also serves on the Board of Directors for Metagenics, Inc. which is in the Alticor family of companies. Mr. Landstra earned a Bachelor of Science degree in Accountancy from Calvin College in Grand Rapids, Michigan. The Board of Directors has concluded that Mr. Landstra should serve as a director because of his prior senior executive management experience, his background in the nutrigenomic medical foods and nutraceuticals business through his current position at Alticor, and his broad-based financial and business expertise. Mr. Landstra has not served on any other public company boards in the past five years.

WILLIAM C. MILLS III joined the Board of Directors in April 2010. He currently serves as Chairman of the Board of Directors and CEO of Stereotaxis, Inc. (NASDAQ: STXS), a medical device company that markets robotic cardiology instrument navigation systems designed to enhance the treatment of arrhythmias and coronary disease. He has over 35 years of venture capital experience, having held positions from 2004 until 2009 as a managing member of EGS Healthcare Capital Partners; from 1999-2004 as a Partner in the Boston office of Advent International; from 1988-1999 as a General Partner of The Venture Capital Fund of New England; and from 1981-1988 as a Managing General Partner of Ampersand Ventures/PaineWebber Ventures. Currently, he is Chairman of the Board of Managers of Ascension Health Ventures III, LLC. Mr. Mills received his A.B. in Chemistry, cum laude, from Princeton University, his S.M. in Chemistry from the Massachusetts Institute of Technology and his M.S. in Management from MIT’s Sloan School of Management. Except as noted above, Mr. Mills has not served on any other public company boards in the past five years.

DAYTON MISFELDT joined the Board of Directors in May 2013. Mr. Misfeldt is a Managing Director at Bay City Capital LLC, a leading, global life sciences investment firm, and focuses on biopharmaceutical investment opportunities. Prior to joining Bay City Capital in May 2000, Mr. Misfeldt was a Vice President at Roth Capital Partners where he worked as a sell-side analyst covering the biopharmaceutical industry. Mr. Misfeldt has also worked as a Project Manager at LifeScience Economics. Mr. Misfeldt received a B.A. in Economics from the University of California, San Diego. Mr. Misfeldt currently serves on the Board of Directors of Sunesis Pharmaceuticals, Inc, a publicly traded biopharmaceutical company and several private company boards. Our Board of Directors has concluded that Mr. Misfeldt should serve as a director because he has financial expertise and strong understanding of the biotechnology industry, which the Board believes makes him an important resource for the Board as it assesses both financial and strategic decisions. Except as noted above, Mr. Misfeldt has not served on any other public company boards in the past five years.

Procedures by which Stockholders may Nominate Directors

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Audit Committee and Financial Experts

Our Audit Committee currently consists of Lionel Carnot, Joseph M. Landstra and William C. Mills III (Chair). Our Audit Committee met four times during the fiscal year ended December 31, 2015. Our Audit Committee is responsible for retaining and overseeing our independent accountants, approving the services performed by them and reviewing our annual financial statements, accounting policies and our system of internal controls. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and the NASDAQ Stock Market LLC (“NASDAQ”), as such standards apply specifically to members of audit committees. The Board of Directors has determined that Mr. Mills is an “audit committee financial expert” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. A copy of the Audit Committee’s written charter is publicly available on the “Investors-Corporate Governance-Committees” section of our website at www.ilgenetics.com.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act during or with respect to the year ended December 31, 2015 were filed on a timely basis.

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation awarded or paid to, accrued or earned during the fiscal years ended December 31, 2014 and 2015 by our Chief Executive Officer, our former Chief Executive Officer (our current President and Chief Scientific Officer), our former Chief Marketing Officer and our Interim Chief Financial Officer (there were no other executive officers employed by us as of December 31, 2015). We refer to these individuals as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Mark B. Carbeau	2015	$259,712	$47,906	$—	$2,172,397	$—	$—	$—	$2,480,015
Chief Executive Officer	2014	$—	$—	$—	$—	$—	$—	$—	$—
Kenneth S. Kornman	2015	$360,000	$45,450	$—	$527,800	$—	$—	$3,296	$936,546
Former Chief Executive Officer, Current President and Chief Scientific Officer	2014	$360,000	$41,400	$—	$—	$—	$—	$3,296	$404,696
Scott Snyder	2015	$254,808	$—	$—	$171,600	$—	$—	$52,679	$479,086
Former Chief Marketing Officer	2014	$265,000	$25,758	$—	$—	$—	$—	$43,828	$334,586
Stephen DiPalma (4)	2015	$322,603	$—	$—	$—	$—	$—	$—	$322,603
Interim Chief Financial Officer	2014	$66,894	$—	$—	$—	$—	$—	$—	$66,894

(1)	The assumptions used to determine the fair value of the stock awards and option grants for 2015 and 2014 are as follows:

6

	2015	2014
Risk-Free interest rate:	1.54%	1.53%
Expected life:	5.73 years	5.73 years
Expected volatility:	138.80%	144.74%
Dividend yield:	0%	0%

Using these assumptions, the weighted average grant date fair value of options granted in 2015 and 2014 was $0.16 and $0.32, respectively.

(2)	Amounts represent the grant date fair value of stock awards and option grants. The 2015 option award for Mr. Carbeau consists of the grant date fair value of options for 14,245,227 shares granted in April 2015 related to his hire. The 2015 option award for Dr. Kornman consists of the grant date fair value of options for 2,030,000 shares granted in January 2015 as part of 2014 compensation. The 2015 option award for Mr. Snyder consists of the grant date fair value of options for 660,000 shares granted in January 2015 as part of 2014 compensation.

(3)	Dr. Kornman received reimbursement of $3,296 for life insurance in 2014 and 2015. Mr. Snyder received a $1,500 401K company contribution in 2014. Mr. Snyder received $42,328 and $39,898 in reimbursed travel per the terms of his employment agreement in 2014 and 2015, respectively. Mr. Snyder received $12,781 in accrued vacation pay upon his termination on November 13, 2015.

(4)	Mr. DiPalma joined us as our Interim Chief Financial Officer in September 2014. Mr. DiPalma is Managing Director at Danforth Advisors, LLC, and we have entered into a consulting agreement with Danforth Advisors, LLC, pursuant to which Danforth provides us with finance, accounting and administrative functions, including interim chief financial officer services. We pay Danforth an agreed upon hourly rate for such services and reimburse Danforth for expenses. Mr. DiPalma is compensated by Danforth and not by Interleukin. The amounts set forth above represent the amounts we paid to Danforth under the terms of the consulting agreement for Mr. DiPalma’s services.

Narrative Disclosure to Summary Compensation Table

The compensation paid to our named executive officers in 2014 and 2015 summarized in our Summary Compensation Table above is generally determined in accordance with employment agreements that we have entered into with each of our Named Executive Officers. The material terms of these agreements are discussed under the caption “- Employment Agreements” below.

Outstanding Equity Awards at Fiscal Year-End

The following table shows stock option awards outstanding (vested and unvested) and unvested stock awards outstanding as of December 31, 2015, including both awards subject to performance conditions and non-performance-based awards, for each of the executive officers in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Kenneth S. Kornman	25,000	—	—	$1.40	4/2/2018	—	—	—	—
	75,000	—	—	$0.48	11/12/2018	—	—	—	—
	30,000	—	—	$0.745	4/6/2020	—	—	—	—
	100,000	—	—	$0.46	5/6/2021	—	—	—	—
	300,000	—	—	$0.34	12/21/2022	—	—	—	—
	833,924	648,611	—	$0.3799	10/22/2023	—	—	—	—
	431,701	335,764	—	$0.3799	10/22/2023	—	—	—	—
	465,212	1,564,788	—	$0.26	1/22/2025	—	—	—	—
	—	400,000	—	$0.07	12/14/2025	—	—	—	—

Mark B. Carbeau	2,622,948	2,622,948	—	$0.1525	4/6/2025	—	—	—	—
	11,622,279	11,622,279	—	$0.1525	4/6/2025

Scott Snyder	200,000	—	—	$0.29	2/11/2016	—	—	—	—
	351,569	—	—	$0.3799	2/11/2016	—	—	—	—
	137,500	—		$0.26	2/11/2016

Stephen DiPalma (1)	66,667	33,333	—	$0.25	9/8/2024	—	—	—	—

(1)	Represents a warrant for 100,000 shares granted in September 2014 to Danforth Advisors, LLC. Mr. DiPalma disclaims beneficial ownership of the warrant and the shares of common stock issuable thereunder.

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

On April 25, 2012, we executed an amendment, effective as of March 31, 2012, to Dr. Kornman’s employment agreement to extend the term through November 30, 2012. In connection with the resignation of our former Chief Executive Officer on August 23, 2012, the Board of Directors appointed Dr. Kornman as Chief Executive Officer in addition to his role as President and Chief Scientific Officer. The Board of Directors also appointed Dr. Kornman as a director to fill the vacancy created by the CEO’s resignation. On November 29, 2012, we entered into a second amendment to Dr. Kornman’s employment agreement to extend the term through November 30, 2015. Effective upon Mr. Carbeau’s appointment as Chief Executive Officer on April 6, 2015, Dr. Kornman resigned as Chief Executive Officer and continues to serve as Interleukin’s President and Chief Scientific Officer and as a member of the Board of Directors.

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

On December 14, 2015, we entered into a new Employment Agreement with Dr. Kornman to continue to serve as our President and Chief Scientific Officer. The new agreement was effective as of December 1, 2015 and replaced the employment agreement, dated November 12, 2008, as amended on March 31, 2012 and November 29, 2012, which terminated by its terms on November 30, 2015. Pursuant to the new agreement, Dr. Kornman will receive an annual base salary of $360,000 per year and is eligible to receive an annual bonus at a target amount of up to 35% of his base salary. Under the terms of the Agreement, Dr. Kornman was granted options to purchase up to 400,000 shares of our common stock at an exercise price of $0.07 per share (the closing price of the common stock on December 14, 2015). The options will vest over 4 years with 1/48th of the shares to vest on the first day of each successive month beginning January 1, 2016, provided that he remains employed by us on the vesting date. In addition, if at any time within 90 days prior to or 12 months following a Change in Control (as defined in the new agreement), Dr. Kornman is terminated without Cause (as defined in the new agreement), the options will vest in full as of the date of such termination. The new agreement also provides that if Dr. Kornman’s employment with Interleukin is terminated by us without Cause, subject to his execution of a release of claims agreement acceptable to us, he will be entitled to severance payments equal to 6 months of base salary.

In January 2016, Dr. Kornman was granted an option to purchase 400,000 shares of our common stock. This option has an exercise price of $0.05, the fair value of our common stock on the grant date of the option, and will vest as to ¼ of the shares on the first anniversary of the grant date, and as to 1/36 of the remaining shares at the end of each month thereafter beginning on February 1, 2017.

Scott Snyder

On December 26, 2012, we entered into an employment agreement with Scott Snyder for the position of Chief Marketing Officer beginning on January 2, 2013. The agreement provided for a minimum annual base salary of $265,000, and he was eligible for a bonus under Interleukin’s bonus plan. Mr. Snyder’s employment with Interleukin terminated effective November 13, 2015.

We will pay Mr. Snyder any compensation that is earned but unpaid prior to termination, and an amount equal to six months of his base salary in effect at the time of the termination with such payment made in equal installments on our regularly-scheduled payroll dates. All stock options granted to Mr. Snyder expired unexercised as of February 11, 2016.

Bonus Plan

The Compensation Committee has approved an Employee Bonus Plan (the “Employee Bonus Plan”), pursuant to which bonuses may be awarded upon the achievement of certain corporate goals, however, the Compensation Committee has absolute discretion as to whether bonuses will be awarded and the size of any bonus, notwithstanding whether any such corporate goals are met or not.

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

Directors who are designated by Pyxis and BCC pursuant to the terms of the 2014 Purchase Agreement, as amended, are not eligible to receive the foregoing compensation. All of our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending Board and committee meetings.

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2015 to William C. Mills III and James Weaver. No other director was paid or accrued compensation during the fiscal year ended December 31, 2015.

Name (a)	Fiscal Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
William C. Mills III (1)	2015	$47,500	—	—	—	$47,500
James Weaver (1)	2015	$59,000	—	—	—	$59,000

(1)	The following table shows the total number of outstanding and vested stock options, and shares of outstanding and restricted common stock as of December 31, 2015, the last day of our fiscal year, that have been issued as director compensation.

Name	# of Stock Options Outstanding	# of Stock Options Vested	Shares of Common Stock Restricted
William C. Mills III	100,000	78,645	—
James Weaver	125,000	72,660	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2016 for (a) the executive officers named in the Summary Compensation Table of this proxy statement, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group, and (d) each stockholder known to us to beneficially own more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares that may be acquired by an individual or group within 60 days following March 31, 2016 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as otherwise indicated, we believe that the stockholders named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage ownership is based on a total of 172,953,440 shares of our common stock issued and outstanding on March 31, 2016.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent
Five Percent Stockholders
Pyxis Innovations Inc. (2)	37,565,478	21.7%
7575 Fulton Street, East
Ada, MI 49355
Bay City Capital LLC (3)	88,985,189	41.4%
750 Battery Street Suite 400
San Francisco, CA 94111
Growth Equity Opportunities Fund III LLC (4)	66,738,894	32.7%
1954 Greenspring Drive Suite 600
Timonium, MD 21093
Delta Dental of Michigan, Inc. (5)	10,928,961	6.3%
4100 Okemos Road
Okemos, MI 48864
Directors and Executive Officers
Mark B. Carbeau (6)	3,858,082	2.2%
Kenneth S. Kornman, DDS, Ph.D. (7)	3,907,474	2.3%
Scott Snyder (8)	38,307	*
Stephen DiPalma (9)	498,504	*
Lionel Carnot (10)	88,985,189	41.4%
Roger C. Colman (11)	—	—
Joseph M. Landstra (11)	—	—
William C. Mills, III (12)	88,137	*
Dayton Misfeldt (10)	88,985,189	41.4%
James M. Weaver (13)	86,620	*
All current executive officers and directors as a Group (9 persons) (14)	97,424,006	43.9%

*	Represents less than 1% of the issued and outstanding shares.

(1)	Unless otherwise indicated, the address for each person is our address at 135 Beaver Street, Waltham, MA 02452.

(2)	Based on a Schedule 13D/A filed on January 7, 2015 with the SEC by Pyxis Innovations Inc. (“Pyxis”) and affiliated entities. Pyxis is a wholly-owned subsidiary of Alticor Inc. Alticor Inc. is a wholly-owned subsidiary of Solstice Holdings Inc. Solstice Holdings Inc. is a wholly-owned subsidiary of Alticor Global Holdings Inc. Pyxis reports sole voting and dispositive power over the shares, however, Alticor Inc., Solstice Holdings Inc., and Alticor Global Holdings Inc. have the power to direct the voting and disposition of these securities held by Pyxis by virtue of their direct or indirect control of Pyxis.

(3)	Based on a Schedule 13D/A filed on January 6, 2015 with the SEC by Bay City Capital LLC (“BCC”) and affiliated entities. BCC is the manager of Bay City Capital Management V LLC (“Management V”), which is the general partner of Bay City Capital Fund V, L.P (“Fund V”), and Bay City Capital Fund V Co-Investment Fund, L.P. (“Co-Investment V”). BCC is also an advisor to Fund V and Co-Investment V. The shares consist of (i) 46,184,016 shares of common stock and 41,137,150 shares of common stock issuable upon the exercise of warrants held by Fund V, and (ii) 880,099 shares of common stock and 783,924 shares of common stock issuable upon the exercise of warrants held by Co-Investment V.

(4)	Based on a Schedule 13D/A filed on January 2, 2015 with the SEC by Growth Equity Opportunities Fund III, LLC (“GEOF”) and affiliates. The shares consist of 35,298,087 shares of common stock and 31,440,807 shares of common stock issuable upon the exercise of warrants held by GEOF.

(5)	Based on a Schedule 13D/A filed on January 16, 2015 with the SEC by Delta Dental Plan of Michigan, Inc. (“DDMI”).

(6)	Consists of 3,858,082 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of March 31, 2016.

(7)	Consists of (i) 332,915 shares of common stock held by Dr. Kornman, (ii) 898,723 shares of common stock held by a limited partnership of which Dr. Kornman is a general partner and (iii) 2,675,836 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of March 31, 2016. Dr. Kornman disclaims beneficial ownership of the shares held by the limited partnership, except to the extent of his pecuniary interest therein.

(8)	Consists of 38,307 shares of common stock held by Mr. Snyder.

(9)	Consists of (i) 249,252 shares of common stock held by Mr. DiPalma and (ii) 249,252 shares of common stock issuable upon the exercise of warrants.

(10)	Appointed to the Board of Directors as a designee of BCC pursuant to the terms of the 2014 Purchase Agreement. Includes the shares of our common stock and shares of common stock issuable upon the exercise of warrants outstanding detailed in Note (3) above held by the entities affiliated with BCC. The voting and dispositive decisions with respect to the shares held by Fund V and Co-Investment V are made by the members of the investment committee of its general partner, Management V. Messrs. Carnot and Misfeldt serve on this investment committee. Each disclaims beneficial ownership of such shares, except to the extent of his actual pecuniary interest therein.

(11)	Appointed to the Board of Directors as a designee of Pyxis pursuant to the terms of the 2014 Purchase Agreement. We have been advised that this director does not, directly or indirectly, have voting or dispositive power over the shares of stock held by Pyxis.

(12)	Consists of 88,137 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of March 31, 2016.

(13)	Consists of 86,620 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of March 31, 2016.

(14)	See Notes 6 through 13 above.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	10,035,497	$0.32	30,949,576
Equity compensation plans not approved by security holders (2)	11,622,279	$0.1525	—
Total	21,657,776	$0.21	30,949,576

(1)	These plans consist of our 2000 Employee Stock Compensation Plan (the “2000 Plan”), our 2004 Employee, Director and Consultant Stock Plan (the “2004 Plan”), our 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”) and our 2012 Employee Stock Purchase Plan (the “2012 ESPP”). The number of shares set forth in column (a) consists of shares subject to outstanding options under the 2000 Plan, the 2004 Plan and the 2013 Plan as of December 31, 2015. The number of shares set forth in column (c) consists of 30,649,503 shares remaining available for issuance under the 2013 Plan and 300,073 shares remaining available for issuance under the 2012 ESPP as of December 31, 2015.

(2)	Consists of an inducement option grant provided to Mr. Carbeau, our Chief Executive Officer, pursuant to the terms of his employment agreement.

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

The following is a description of arrangements that we have entered into with related persons since January 1, 2014. We believe that the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

On October 26, 2009, we entered into a Merchant Network and Channel Partner Agreement with Amway Corp. d/b/a Amway Global, a subsidiary of Alticor, Inc., which is the parent company of Pyxis Innovations Inc., a stockholder of Interleukin. Pursuant to this Agreement, Amway Global sells our Inherent Health brand of genetic tests through its e-commerce Web site via a hyperlink to our e-commerce site. Amway Global receives a commission equal to a percentage of net sales received by us from Amway Global customers. The agreement has an initial term of 12 months and is automatically renewable for successive 12-month terms. The agreement may be terminated by either party upon 120 days written notice. As of the date of this prospectus, we have paid Amway Global approximately $3.0 million in commissions under this agreement, including $218,000 in 2014 and $302,000 in 2015.

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

On September 21, 2012, we entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Alticor. Pursuant to the License Agreement, we have granted ABGI and its affiliates a non-exclusive license to use the technology related to our Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa (the “Territories”). ABGI, or a laboratory designated by ABGI or an affiliate of ABGI, will be responsible for processing the tests, and we will receive a royalty for each test sold, which royalty will increase if certain pending patent applications are issued. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement. Thereafter, the term will automatically renew for additional one-year periods unless at least 60 days prior notice is delivered by either party. To date, we have been paid approximately $513,780 under this agreement, including $128,790 in 2014 and $173,880 in 2015.

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

On December 23, 2014, we closed the 2014 Private Placement, pursuant to which we sold to various accredited investors an aggregate of 50,099,700 shares of our common stock at a price of $0.1003 per share for gross proceeds of $5.0 million. The investors also received warrants to purchase up to an aggregate of 50,099,700 shares of common stock an exercise price of $0.1003 per share with a term of seven years. The following beneficial owners of more than 5% of our securities participated in the 2014 Private Placement:

Purchaser	Shares	Warrant Shares	Purchase Price
Bay City Capital Fund V, L.P.	25,996,552	25,996,552	$2,607,454.17
Bay City Capital Fund V Co-Investment Fund	495,400	495,400	$49,688.62
Growth Equity Opportunities Fund III, LLC	19,868,965	19,868,965	$1,992,857.17

In addition, Stephen DiPalma, our Interim Chief Financial Officer, purchased 249,252 shares of our common stock and received a warrant to purchase 249,252 shares of common stock in the 2014 Private Placement for a purchase price of $25,000.

On December 23, 2014, we also entered into a Registration Rights Agreement with the investors in the 2014 Private Placement and BTIG LLC (the placement agent in the 2014 Private Placement), pursuant to which we are required to file a registration statement on Form S-1 within 45 days of December 23, 2014 to cover the resale of (i) the shares sold in the 2014 Private Placement and the shares of common stock underlying the 2014 Warrants issued in the 2014 Private Placement and (ii) the shares of Common Stock underlying the 2014 BTIG Warrants issued to BTIG LLC and affiliates as placement agent compensation. The failure on the part of Interleukin to satisfy certain deadlines described in the Registration Rights Agreement may subject us to payment of certain monetary penalties.

Effective as of February 1, 2016, we entered into a Services Agreement with Metagenics, Inc. to provide our PerioPredict test to Metagenics’ employees as part of an enhanced employee benefits program. Metagenics is an affiliate of Alticor and Pyxis. Pursuant to this agreement, we will provide genetic testing and patient education to Metagenics employees, as well as dental professional support to their dental providers, and Metagenics will pay a fixed fee for each test processed by us. Through March 31, 2016, we have received no revenue under this agreement.

See also “Principal Stockholders.”

Director Independence

Our Board of Directors has determined that the following members qualify as independent directors under the definition promulgated by NASDAQ: Lionel Carnot, Roger C. Colman, Joseph M. Landstra, William C. Mills III, Dayton Misfeldt and James M. Weaver.

Item 14. Principal Accountant Fees and Services

INDEPENDENT PUBLIC ACCOUNTANT

Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Grant Thornton, LLP, our independent public accountant, for the audit of our annual financial statements for the years ended December 31, 2014 and December 31, 2015 and fees billed for other services rendered by Grant Thornton LLP during those periods.

	2014	2015
Audit fees(1)	$216,786	$210,345
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$216,786	$210,345

(1)	Audit fees consist of fees for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in the quarterly reports and fees for services related to the Company’s registration statements, consents and assistance with and review of documents filed with the SEC.

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

Agreements with Executive Officers and Directors
10.5@	Employment Letter Agreement, dated December 14, 2015, by and between Interleukin Genetics, Inc. and Kenneth S. Kornman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 15, 2015)
10.6.1@	Executive Employment Agreement, dated April 6, 2015, between Interleukin Genetics, Inc. and Mark B. Carbeau (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 9, 2015).
10.6.2@	Non-Qualified Stock Option Agreement, dated April 6, 2015, by and between Interleukin Genetics, Inc. and Mark B. Carbeau (incorporated herein by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed on November 18, 2015 (File No. 333-208094)).
10.7@	Form of Director Indemnity Agreement dated March 5, 2003 (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.8@	Director Compensation Policy dated April 29, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2010)
10.9@	Employment agreement dated December 26, 2012 between the Company and Scott Snyder (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed March 28, 2013)
10.10@	Offer Letter, dated March 31, 2014, between Interleukin Genetics, Inc. and James M. Weaver (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 31, 2014)
10.11@

Consulting Agreement, dated September 8, 2014, by and between Interleukin Genetics, Inc. and Danforth Advisors, LLC. (incorporated herein by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed on February 6, 2015)

Agreements Related to Financing Transactions
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

Agreements with respect to Collaborations, Licenses and Research and Development
10.19.1	Exclusive License Agreement between the Company and Access Business Group dated March 5, 2003 (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.19.2	First Amendment to License Agreement by and between the Company and Access Business Group International, LLC, dated September 1, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008)
10.20	Merchant Network and Channel Partner Agreement dated October 26, 2009 by and between the Company and Amway Corp. (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on March 25, 2010)
10.21+	License Agreement, dated September 21, 2012, between Access Business Group International LLC and Interleukin Genetics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012)
10.22	Professional Services Agreement, dated September 21, 2012, between Access Business Group International LLC and Interleukin Genetics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012)
10.23+	Services Agreement, effective as of February 1, 2016, by and between Interleukin Genetics, Inc. and Metagenics, Inc. (incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on March 16, 2016)

Consents, Certifications and Other Exhibits
23.1	Consent of Grant Thornton LLP (incorporated herein by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K filed on March 16, 2016)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K filed on March 16, 2016)
31.1.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K filed on March 16, 2016)
31.2.1*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit No.	Identification of Exhibit
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K filed on March 16, 2016)
101	The following materials from Interleukin Genetics Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Deficit, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements (incorporated herein by reference to Exhibit 101 of the Company’s Annual Report on Form 10-K filed on March 16, 2016)

*	Filed herewith.
+	The Securities and Exchange Commission with respect to certain portions of this exhibit has previously granted confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.
@	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLEUKIN GENETICS, INC.
By:	/s/ Mark B. Carbeau
Mark B. Carbeau Chief Executive Officer

Date: April 29, 2016

