Form 10-Q
period 2016-03-31
INTERLEUKIN GENETICS INC
filed 2016-05-12
CIK 1037649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

As of May 11, 2016 there were 173,029,840 shares of Common Stock, $0.001 par value per share, outstanding.

INTERLEUKIN GENETICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

Smaller Reporting Company – Scaled Disclosure

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies”.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLEUKIN GENETICS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,892,182	$4,706,018
Accounts receivable from related party	61,107	39,989
Trade accounts receivable	224,345	45,973
Inventory	90,705	124,583
Prepaid expenses	670,078	778,970
Total current assets	3,938,417	5,695,533
Fixed assets, net	598,880	643,900
Intangible assets, net	50,517	58,879
Other assets	28,001	93,208
Total assets	$4,615,815	$6,491,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$365,737	$408,374
Accrued expenses	366,908	497,688
Deferred revenue	2,875,299	3,238,541
Short term debt	1,833,333	1,333,333
Total current liabilities	5,441,277	5,477,936
Long Term Debt	2,933,131	3,474,984

Total Liabilities	8,374,408	8,952,920
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.001 par value — 450,000,000 shares authorized; 172,953,440 and 172,887,221 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	172,955	172,889
Additional paid-in capital	126,574,513	126,354,036
Accumulated deficit	(130,506,061)	(128,988,325)
Total stockholders’ equity	(3,758,593)	(2,461,400)
Total liabilities and stockholders’ equity	$4,615,815	$6,491,520

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended March 31,
	2016	2015
Revenue:
Genetic testing	$262,469	$347,900
Other	698,449	55,312
Total revenue	960,918	403,212
Cost of revenue	526,946	331,041
Gross profit	433,972	72,171
Operating expenses:
Research and development	480,057	182,530
Selling, general and administrative	1,311,185	1,562,791
Amortization of intangibles	8,362	19,414
Total operating expenses	1,799,604	1,764,735
Loss from operations	(1,365,632)	(1,692,564)
Other income (expense):
Interest income	-	222
Interest expense	(113,750)	(112,500)
Interest expense Non-cash	(38,354)	(38,353)
Total other income (expense)	(152,104)	(150,631)
Loss before income taxes	(1,517,736)	(1,843,195)
Benefit for income taxes	-	-
Net loss	$(1,517,736)	$(1,843,195)

Basic and diluted net loss per common share	$(0.01)	$(0.01)
Weighted average common shares outstanding, basic and diluted	172,951,968	172,737,553

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2015	-	$-	172,887,221	$172,889	$126,354,036	$(128,988,325)	$(2,461,400)
Net loss	-	-	-	-	-	(1,517,736)	(1,517,736)
Common stock issued:
Horizon Warrant	-	-	-	-	2,962	-	2,962
Employee stock purchase plan	-	-	66,219	66	3,245	-	3,311
Stock-based compensation expense	-	-	-	-	214,270	-	214,270
Balance as of March 31, 2016	-	$-	172,953,440	$172,955	$126,574,513	$(130,506,061)	$(3,758,593)

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,517,736)	$(1,843,195)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	62,346	70,204
Amortization of loan issuance costs and fair value of warrants	26,315	23,354
Stock-based compensation expense	214,270	146,310
Changes in operating assets and liabilities:
Accounts receivable, net	(178,372)	1,334
Receivable from related party	(21,118)	(33,416)
Inventory	33,878	28,277
Prepaid expenses and other current assets	108,892	(97,691)
Accounts payable	(42,637)	132,078
Accrued expenses	(145,239)	(161,588)
Deferred revenue	(363,242)	(89,242)
Deferred liability	14,459	16,082
Net cash used in operating activities	(1,808,184)	(1,807,493)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(8,963)	(16,928)
Net cash used in investing activities	(8,963)	(16,928)
CASH FLOWS FROM FINANCING ACTIVITIES:
Private placement offering costs	-	(4,100)
Proceeds from employee stock purchase plan	3,311	5,481
Net cash provided by financing activities	3,311	1,381
Net increase (decrease) in cash and cash equivalents	(1,813,836)	(1,823,040)
Cash and cash equivalents, beginning of period	4,706,018	11,466,807
Cash and cash equivalents, end of period	$2,892,182	$9,643,767
Cash paid for interest	$113,750	$123,750

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Note 1—Basis of Presentation

Interleukin Genetics, Inc. (“the Company”) develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive or therapeutic measures. The Company’s principal operations and markets are located in the United States.

The accompanying condensed financial statements include the accounts of the Company as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and March 31, 2015.

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements, which in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results are not necessarily indicative of the results that may be expected for any future interim period or for the entire 2016 fiscal year.

For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 3 to our condensed financial statements contained herein.

Note 2—Operating Matters and Liquidity

The Company has experienced net operating losses since its inception through March 31, 2016. The Company had net losses of $7.9 million and $6.3 million for the years ended December 31, 2015 and 2014, respectively, and $1.5 million for the three months ended March 31, 2016, contributing to an accumulated deficit of $130.5 million as of March 31, 2016.

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

The Company’s financial statements have been prepared assuming that it will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertain realization. The Company expects to incur additional losses in 2016 and, accordingly, is dependent on financings and potential revenue to fund its operations and support the market adoption of the PerioPredict® test. The timing of any revenues that the Company may receive from the PerioPredict test is uncertain at this time, and is contingent upon a number of factors, including the Company’s ability to consummate arrangements with partners to promote the PerioPredict test, the Company’s partners’ ability to develop insurance plans that provide for use of the PerioPredict test and reimbursement of the test and to develop a viable market for such plans, and the timing of utilization of the PerioPredict test pursuant to such plans, or other possible arrangements. The Company expects to have the cash resources necessary to support the further commercialization of the PerioPredict test for at least into the second half of 2016.

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

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. For the three months ended March 31, 2016, the Company recognized $262,000 of revenue associated with genetic testing compared to $348,000 for three months ended March 31, 2015. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of March 31, 2016 and December 31, 2015, the Company had deferred revenue of $2.9 million and $3.2 million, respectively. Included in deferred revenue at March 31, 2016 is $2.6 million for kits that are still outstanding one year or longer after initial kit sale, of which $0.25 million was sold directly to consumers (credit card payments) and $2.3 million was sold to distributors for a promotional bundle. Beginning in September 2012 and again in 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor, Inc., a related party (“Alticor”), placed purchase orders totaling approximately $3.3 million consisting of Weight Management test kits. The kits are included as part of a promotional bundle of products that Amway sold to their Individual Business Owners (IBOs).

The Company recognizes breakage revenue related to genetic test kits utilizing the remote method. Under the remote method, breakage revenue should be recognized when the likelihood of the customer exercising rights of redemption becomes remote. The term remote requires statistical analysis of customer redemption patterns for all tests sold and returned. The Company analyzed redemption patterns from 2009 through 2015 and determined the period of time after which the likelihood of test redemption was remote was three years after the sale of a genetic test kit. Included in genetic test revenue in the three months ended March 31, 2016 is $61,000 of breakage revenue related to unredeemed genetic test kits sold in the first three months of 2013, compared to genetic test revenue in the three months ended March 31, 2015 of $76,000 related to unredeemed genetic test kits sold in the first three months of 2012. The Company expects to continue to recognize breakage revenue and the corresponding deferred cost of goods on a quarterly basis based on the historical analysis.

Sales Commission

On October 26, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor. Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. The Company accounts for sales commissions due to Amway Global under the Merchant Network and Channel Partner Agreement in accordance with SEC Staff Accounting Bulletin (“SAB”) 104. Commissions are recorded as an expense at the time they become due which is at the point of sale. The cost of commissions was $67,000 and $88,000 for the three months ended March 31, 2016 and 2015, respectively.

Accounts Receivable

Accounts receivable is stated at estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its commercial genetic test customers a 2% cash discount if payment is made by bank wire transfer within 10 days of the invoice date. No accounts receivable reserve is required at March 31, 2016 as all accounts receivable are expected to be collected.

Inventory

Inventory is carried at lower of cost (first-in, first-out method) or market and no inventory reserve was deemed necessary at December 31, 2015 or March 31, 2016. As the Company does not manufacture any products, no overhead costs are included in inventory. The Company has contracted with a fulfillment provider to supply its PerioPredict genetic tests kits to dental offices. The agreement with the fulfillment provider requires the provider to purchase and fulfill all materials related to the genetic test kit and delivery, with the Company’s approval. The Company pays for materials and fulfillment charges when the product is shipped. During the three months ended March 31, 2015, the Company purchased $33,000 of inventory related to its PerioPredict test. The balance of our inventory is related to our Inherent Health brand and is stored at a different fulfillment provider. Any kit components held at a fulfillment center are reflected in inventory.

Inventory consisted of the following:

	March 31, 2016	December 31, 2015

Raw materials	$79,503	$112,372
Finished goods	11,202	12,211
Total inventory, net	$90,705	$124,583

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

Significant management judgment is required in determining the Company’s provision (benefit) for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of approximately $33.9 million as of March 31, 2016, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

As a result of the Company’s change in its capital structure during the quarters ended June 30, 2013 and December 31, 2014, the Company may have undergone IRC section 382 ownership changes which would limit its ability to realize the benefit of its tax attributes (i.e., federal/state net operating losses and research and development credits) during their respective carry forward periods. The Company has not performed an analysis to determine the extent of such limitations, if any.

The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the three months ended March 31, 2016.

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

	As of March 31,
	2016	2015
Options outstanding	22,089,527	8,052,900
Warrants outstanding	88,301,079	88,301,079
Total	110,390,606	96,353,979

Fair Value of Financial Instruments

The Company, using available market information, has determined the estimated fair values of financial instruments. The stated values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these instruments. The fair value of warrants is calculated using the Black-Scholes pricing model.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with a domestic financial institution that the Company believes to be of high credit standing. The Company believes that, as of March 31, 2016, its concentration of credit risk related to cash and cash equivalents was not significant. Cash and cash equivalents are available on demand and are generally in excess of FDIC insurance limits.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the remaining term of the lease.

Assets that have not yet been placed in service, have the costs incurred presented as part of Projects in Progress. Once the asset has been placed in service, the related costs are transferred to the appropriate category and depreciation commences. There are no items in Projects in Process for the three months ended March 31, 2016.

Segment Reporting

As of March 31, 2016 and 2015, the Company has one segment, the genetic test business. The Company develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive measures. The Company’s principal operations and markets are located in the United States.

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

FASB ASU No. 2015-17 - Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.

In November 2015, the FASB issued ASU No. 2015-17, which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented.  The Company is currently evaluating the impact of ASU 2015-07 on its consolidated financial statements.

FASB ASU 2016-02 - Leases (Topic 842).

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements.

FASB ASU No. 2016-09, - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

In March 2016, the FASB issued ASU No. 2016-09. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.

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

On October 26, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor. Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. We paid Amway Global $67,000 and $88,000 in commissions for the three months ended March 31, 2016 and 2015, respectively, representing a percentage of net sales to their customers. The Company expenses commissions owed to Amway Global in the month of sale to the customer.

Beginning in September 2012 and again in 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor placed purchase orders totaling approximately $3.3 million consisting of Weight Management test kits. The kits are included as part of a promotional bundle of products that Amway sells to their Individual Business Owners (IBOs). Of the $3.3 million in orders, $1.5 million was received for the 2013 program and $1.8 million for the 2014 program. As a component of the 2013 promotional program, and not reflective of actual product expiry, the kits were required to be redeemed by December 31, 2013. In February 2014, the Company removed the redemption date requirement for the 2013 promotional program, for which ABG paid the Company $519,000 as a retrospective increase in the product purchase price. All cash received related to the 2013 promotional program, including the $519,000, will be treated as deferred revenue until kits are returned for processing or the breakage analysis determines the probability of eventual redemption is remote. In October 2014, the Company received $250,000 as a retrospective increase in the product purchase price for unsold kits as consideration for extending the required redemption date of the 2014 promotional program to December 31, 2017. All cash received for these kits will be treated as deferred revenue until specific kits are returned for processing or on the final allowed redemption date of December 31, 2017.

On September 21, 2012, the Company entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Alticor. Pursuant to the License Agreement, the Company has granted ABGI and its affiliates a non-exclusive license to use the technology related to Interleukin’s Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa (the “Territories”). ABGI, or a laboratory designated by ABGI, will be responsible for processing the tests, and the Company will receive a royalty for each test sold, which royalty will increase if certain pending patent applications are issued. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement which was in June 2013. Thereafter, the term will automatically renew for additional one-year periods unless at least 60 days prior notice is delivered by either party. During the three months ended March 31, 2016 and March 31, 2015, $59,000 and $54,000, respectively, related to license fees was earned.

In connection with the execution of the License Agreement, the Company and ABGI also entered into a Professional Services Agreement (the “PSA”) pursuant to which the Company has agreed to provide services to ABGI in connection with its sale and processing of the tests within the Territories. No fees were earned in the three months ended March 31, 2016 or March 31, 2015.

For the three months ended March 31, 2016 and 2015, approximately 14% and 56%, respectively, of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global, and 3% and 14%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

On February 25, 2013, the Company entered into a Preferred Participation Agreement with Renaissance Health Services Corporation (“RHSC”), for itself and on behalf of certain of its affiliates and subsidiaries. This agreement was amended and restated on November 1, 2013. RHSC is a related party through its affiliation with Delta Dental of Michigan, Inc. (“DDMI”), a stockholder of the Company. Pursuant to this agreement, as amended, affiliates of RHSC agreed to reimburse the Company a fixed price for each PerioPredict genetic test that the Company processed for a customer of affiliates of RHSC. This amended agreement had a term of three years beginning February 25, 2013, unless terminated earlier (1) upon the mutual written agreement of us and RHSC, (2) if either party becomes the subject of bankruptcy, insolvency, liquidation or other similar proceedings, or (3) in the event of an uncured breach of the amended agreement by either party. This agreement terminated on February 25, 2016 and a revised agreement was executed in April 2016.

Note 5—Debt Instruments

Venture Loan and Security Agreement

On December 23, 2014, the Company entered into the Loan Agreement with Horizon Technology Finance Corporation (the “Lender”) under which the Company has borrowed $5.0 million. The loan bears interest at a floating rate equal to the One Month LIBOR Rate (with a floor of 0.50%) plus 8.50%. In the event that the One Month LIBOR Rate, as reported in the Wall Street Journal, exceeds 0.50%, the interest rate will be adjusted by an amount equal to the difference between such rates at the end of that particular month. At March 31, 2016, the rate was 9.0% per annum. The loan is to be repaid in forty-five (45) monthly payments consisting of fifteen (15) monthly payments of only interest followed by thirty (30) equal monthly payments of principal and interest. In addition, at the end of the repayment term (or at early termination of the loan) a final payment equal to 4.5% of the loan will be due and payable. The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company has also agreed not to pledge or otherwise encumber its intellectual property assets, subject to certain exceptions. In connection with the Loan Agreement, the Company issued to the Lender and its affiliates warrants to purchase a total of 2,492,523 shares of common stock at an exercise price of $0.1003 per share, which the Company refers to herein as the Lender Warrants. The Lender Warrants have a term of ten (10) years.

Additionally, $88,918 in cash fees paid to the Lender and $261,386, the intrinsic value of the Lender Warrants, were recorded as a discount on the loan and subsequently are amortized over the term of the loan in the Company’s Condensed Statements of Operations. The final non-principal payment of $225,000 will be accrued as additional interest expense, using the effective interest method, over the term of the loan. As of March 31, 2016, the unamortized discount associated with the loan was $234,000. Cash interest expense for the three months ended March 31, 2016 and 2015 was $114,000 and $113,000, respectively. Non-cash interest expense was $38,000 for both the three months ended March 31, 2016 and 2015.

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

Rent expense, was $84,000 and $80,000 for the three months ended March 31, 2016 and 2015, respectively.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its financial condition, results of operations or cash flows.

Employment Agreements

Kenneth S. Kornman, DDS, Ph.D.

In January 2016, Dr. Kornman was granted an option to purchase 400,000 shares of the Company’s common stock. This option has an exercise price of $0.05 per share. The option vests as to 1/48 of the shares at the beginning of each month beginning on February 1, 2016.

Scott Snyder

On December 26, 2012, the Company entered into an employment agreement with Scott Snyder for the position of Chief Marketing Officer beginning on January 2, 2013. Mr. Snyder’s employment with the Company terminated effective November 13, 2015. The Company will pay an amount equal to six months of his base salary in effect at the time of the termination with such payment made in equal installments on the Company’s regularly-scheduled payroll dates. All stock options granted to Mr. Snyder expired unexercised as of February 11, 2016.

Bonus Plan

On February 26, 2014, the Compensation Committee approved an Employee Bonus Plan (the “Employee Bonus Plan”) that replaced the bonus plan approved on December 21, 2012. Under the Employee Bonus Plan, bonuses may be awarded upon the achievement of corporate goals, however, the Compensation Committee has absolute discretion as to whether bonuses will be awarded and the size of any bonus, notwithstanding whether any such corporate goals are met. Bonus accruals totaling $166,000 were recorded in 2015 in accrued expenses on the balance sheet. In January 2016, the Board of Directors approved the 2015 bonus disbursement for that amount, which occurred in February 2016.

Note 7—Capital Stock

Authorized Preferred and Common Stock

As of March 31, 2016, the Company has 6,000,000 shares of preferred stock, par value $0.001 authorized and 450,000,000 shares of common stock, par value $0.001 authorized. As of March 31, 2016 the Company has 172,953,440 shares of common stock outstanding and the following shares of common stock are reserved for issuance:

	Reserved for issuance	Strike Price	Expiry

Shares reserved under outstanding stock options and options available for grant	52,107,279
Rights associated with Employee Stock Purchase Plan	233,854
Warrants to purchase common stock associated with December 2014 private placement	50,189,431	$0.1003	Dec 23, 2021
Warrants to purchase common stock associated with December 2014 venture loan and security agreement	2,492,523	$0.1003	Dec 23, 2024
Warrants to purchase common stock associated with September 2014 consulting agreement with Danforth Advisors	100,000	$0.2500	Sep 8, 2024
Outstanding warrants issued in June 2012	437,158	$0.2745	Jun 29, 2017
Outstanding warrants issued in May 2013, vesting May 2013	20,655,737	$0.2745	May 17, 2020
Outstanding warrants issued in May 2013, vesting August 2013	14,426,230	$0.2745	Aug 9, 2020
Total common shares reserved for issuance at March 31, 2016	140,642,212
Total common shares issued and outstanding at March 31, 2016	172,953,440
Total common shares outstanding and reserved for issuance at March 31, 2016	313,595,652

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

In connection with the May 2013 Private Placement, all preferred stockholders converted their shares of Preferred Stock to common stock resulting in the issuance of 39,089,161 shares of common stock (the “2013 Preferred Conversion”) and $14,316,255 in principal amount of outstanding convertible debt held by a related party was converted into 2,521,222 shares of common stock (the “2013 Debt Conversion”).

In September, 2014, the Company issued warrants to the Company’s financial consultant, Danforth Advisors, to purchase up to 100,000 shares of common stock at a price of $0.25 per share. The warrants have a ten (10) year term and vest on a monthly basis over two years, provided that, if the Company terminates the agreement without cause before the one year anniversary, 50% of the warrants immediately vest, and if the Company terminates the agreement without cause on extension after one year, the remaining 50% of the warrants immediately vest. The warrant will also become exercisable in full upon a change of control of the Company if the agreement is still in effect. The fair value of the warrants at issuance was recorded as equity totaling $24,000 and will be amortized to consulting fees over the remaining service requirement. The non-cash compensation expense was $3,000 for the three months ended March 31, 2016 and 2015.

On December 23, 2014, the Company entered into a Securities Purchase Agreement (the “2014 Purchase Agreement”) with various accredited investors (the “2014 Investors”), pursuant to which it sold to the 2014 Investors in a private placement transaction (the “December 2014 Private Placement”) an aggregate of 50,099,700 shares of common stock at a price of $0.1003 per share for gross proceeds of approximately $5.025 million. The 2014 Investors also received warrants to purchase up to an aggregate of 50,099,700 shares of common stock an exercise price of $0.1003 per share (the “2014 Warrants”). The 2014 Warrants are all currently exercisable and have a term of seven years.

For services related to this transaction, the placement agent and legal counsel received an aggregate of $218,000 in cash fees and the placement agent received warrants to purchase an aggregate of 89,731 shares of common stock (“2014 Placement Agent Warrants”). The cash fees and the fair value of the 2014 Placement Agent Warrants were recorded as equity issuance costs resulting in a reduction to shareholders’ equity.

The 2014 Warrants and the 2014 Placement Agent Warrants were recorded as equity at fair value on the date of issuance. Fair value of the 2014 Warrants was calculated using the following inputs in a Black-Scholes model:

December 23, 2014
Risk-free interest rate	1.98%
Expected life	7 years
Expected volatility	138.4%
Dividend yield	0%

On the close date of the 2014 Purchase Agreement, the fair value of the 2014 Warrants was $5.2 million, and the fair value of the 2014 Placement Agent Warrants was $9,000.

Registration Rights Agreements

In connection with the May 2013 Private Placement, on May 17, 2013, the Company also entered into a Registration Rights Agreement with the 2013 Investors and others, pursuant to which the Company was required to file a registration statement on Form S-1 within 45 days of May 17, 2013 to cover the resale of (i) the shares of common stock sold to the 2013 Investors and the shares of common stock underlying the 2013 Warrants, (ii) the shares of common stock issued pursuant to the 2013 Preferred Conversion and the 2013 Debt Conversion, and (iii) the shares of common stock underlying the 2013 Placement Agent Warrants. The Company filed the registration statement on July 1, 2013, and it was declared effective on August 8, 2013.

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

The fair value of the Lender Warrants at issuance was $261,000. Cash interest paid during the three months ended March 31, 2016 and 2015 totaled $114,000 and $113,000, respectively. Non-cash interest related to debt discounts was $38,000 for the three months ended March 31, 2016 and 2015, with a remaining debt discount balance of $234,000.

Note 8—Stock-Based Compensation Arrangements

Total stock-based compensation is as follows:

	Three Months Ended March 31,
	2016	2015
Stock option grants beginning of period	$210,340	$98,440
Stock-based arrangements during the period:
Stock option grants	3,367	47,048
Restricted stock issued:
Employee stock purchase plan	563	822
	$214,270	$146,310

Stock option and restricted stock grants

The following table details stock option activity:

	Three Months Ended March 31, 2016
	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	21,657,776	$0.21
Stock options granted	1,185,400	0.05
Cancelled/Expired	(753,649)	0.33
Outstanding, end of period	22,089,527	$0.20
Exercisable, end of period	3,329,168	$0.37

As of March 31, 2016 and 2015, there was approximately $2.1 million and $1.4 million, respectively, of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Company’s stock plans.

Restricted Stock Awards

At March 31, 2016 and 2015, there were no outstanding restricted stock awards.

Stock Option Grants

On August 9, 2013, the Company’s shareholders’ approved the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows for the issuance of up to 8,860,000 additional shares of our common stock pursuant to awards granted under the 2013 Plan. Additionally, the 2013 plan allows for the issuance of up to a maximum of 2,435,500 additional shares of our common stock, pursuant to the cancellation, forfeiture, or expiry, of awards granted under the 2004 Employee, Director and Consultant Stock Plan and terminated on or after the 2013 Plan approval on August 9, 2013. On July 21, 2015, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of common stock available for issuance thereunder by 30,000,000 shares. During the three month period ended March 31, 2016, the Company granted 1,185,400 stock options under the 2013 Plan. At March 31, 2016, the Company had an aggregate of 30,017,752 shares of common stock available for grant under the 2013 Plan.

Pursuant to his Employment Agreement, on April 6, 2015, Mr. Carbeau was granted options to purchase up to 14,245,227 shares of Interleukin’s common stock at an exercise price of $0.1525 per share (the closing price of the common stock on April 6, 2015). Of those options, 2,622,948 were granted under the 2013 Plan and 11,622,279 were granted outside of the 2013 Plan. The options will vest as to 25% of the shares on April 6, 2016, and as to an additional 2.083% of the shares on the last day of each successive month thereafter, provided that he remains employed by Company on the vesting date.

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

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are deemed to be compensatory because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the three months ended March 31, 2016 and 2015, employees purchased 66,219 and 54,820 shares, respectively, of common stock at a weighted-average purchase price of $0.05 and $0.10, respectively, while the weighted-average market value was $0.06 and $0.12 per share, respectively, resulting in compensation expense of $563 and $822, respectively.

Note 9—Industry Risk and Concentration

The Company develops genetic risk assessment tests and performs research for its own benefit. As of March 31, 2016, the Company sells five genetic risk assessment tests. Commercial success of the Company’s genetic risk assessment tests will depend on their success at being deemed to be scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partners.

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

During the three months ended March 31, 2016 and 2015, approximately 14% and 56%, respectively, of the Company’s revenue came from sales through the Merchant Network and Channel Partner Agreement with Amway Global, and 3% and 14%, respectively, of the Company’s revenue came from sales through ABG’s promotional product bundle program.

Note 10—Subsequent Events

On April 5, 2016, the Company announced the results of discussions with the U.S. Food and Drug Administration (FDA) in response to an Untitled Letter issued by the FDA on November 4, 2015 and a meeting on February 3, 2016 with personnel within the FDA’s Office of In Vitro Diagnostics and Radiological Health (OIR) to discuss the Company’s written response to OIR with respect to the Untitled Letter. OIR personnel recently confirmed that PerioPredict is a laboratory developed test (LDT) currently subject to FDA enforcement discretion and may continue to be marketed without prior marketing authorization at this time. OIR personnel also acknowledged that the Company does not currently offer a test for osteoarthritis, about which the OIR had inquired in the Untitled Letter.

The Company’s Bone Health and Heart Health tests, which are part of the Inherent Health line of tests, will be transitioned from a direct-to-consumer (DTC) distribution channel to a distribution model under which a licensed healthcare provider orders tests and oversees any resulting change in care. Following further discussions with the FDA personnel, these two tests will be available through the Company’s DTC retail channels until May 22, 2016, at which time they will no longer be available unless requested by an authorized healthcare provider. Any Heart Health and Bone Health tests purchased through retail channels prior to that date will be processed through September 19, 2016. After these dates, the tests will only be made available to and processed for a licensed healthcare provider. We continue discussions with the FDA to determine appropriate next steps, if any, for our Weight Management test.

On April 20, 2016, the Company entered into an agreement with Reimbursement Specialists Inc. (“RSI”), a Comprehensive Benefit Administrators (“CBA”) company, to include coverage for PerioPredict as part of its Freedom Dental Plan.

On April 26, 2016, the Company received a notice of allowance for a patent by the United States Patent and Trademark Office (USPTO) for an application covering the Company’s PerioPredict Genetic Risk Test. The application, entitled “Method for Determining Severity and Progression of Periodontal Disease,” has allowed claims covering methods of determining a subject’s genotype to ascertain their risk of developing severe periodontal disease and the treatment of those at risk to slow the progression of the disease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included elsewhere in this document.

General Overview and Trends

Interleukin Genetics, Inc. develops and markets proprietary genetic tests for chronic diseases and health-related conditions. Our products provide information that is not otherwise available to empower individuals and their healthcare providers to manage their health and wellness through genetics-based insights and actionable guidance. We leverage our research, intellectual property, and genetic test development expertise in inflammation and metabolism to identify an individual’s risk for severe and progressive chronic inflammatory diseases, thereby enabling personalized healthcare. We market our tests through healthcare professionals, partnerships with health and wellness companies, and other distribution channels. We have patents covering the use of specific patterns of gene variations for a number of common chronic diseases. Our lead products are our proprietary PerioPredict genetic test that identifies individuals with an increased risk for severe and progressive periodontitis due to a life-long genetic predisposition to over-produce Interleukin-1 (IL-1), a key mediator of inflammation, and our Inherent Health line of genetic tests.

During the three months ended March 31, 2016, our principal focus has been on commercializing our PerioPredict test and related programs. PerioPredict serves as a central component to an enhanced benefit design or wellness initiative directed to lower medical costs through disease avoidance and reduced disease progression and complications. The test identifies individuals at high risk for elevated systemic inflammation, enabling a risk stratification framework to personalize care interventions and patient outreach. The program creates value through early identification of risk, elevated professional surveillance for disease detection, and enhanced patient engagement and compliance

We market PerioPredict to large employers, who are typically self-insured, and to insurance carriers. Our employer customers see value in the potential reduction of medical costs associated with the highly prevalent inflammatory diseases that our program can provide. Within the insurance carrier segment, we place particular emphasis on carriers with dental-medical integration (DMI) products, either in place or in development, and integrated delivery networks (IDNs), as these customers are best positioned to realize value from the reduction of medical costs associated with the highly prevalent inflammatory diseases that our program can provide.

We pursue these customers through our internal team and through consultants and other third parties, including channel partners, primarily benefits consulting firms, who may be helpful to identify, and facilitate initial interactions with, potential customers. We have established two such relationships at this point, with Employee Benefit Consulting Group LLC (EBCG), a firm with expertise in the U.S. insurance market and strong relationships with employers, insurance carriers, and health and wellness providers, and with Comprehensive Benefit Administrators (“CBA”), which has included PerioPredict as part of its Freedom Dental Plan that CBA promotes to their customers.

The timing of any revenues that we may receive from our marketing efforts is very uncertain at this time and is dependent on a number of variables, many of which we may have a limited ability to influence. We may never receive significant revenues for the PerioPredict test.

We process test samples in our CLIA-certified genetic testing laboratory, which must hold certain licenses, certifications, and permits to conduct our business. Laboratories that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention or treatment of disease or assessment of health are subject to the Clinical Laboratory Improvement Amendments of 1988 (CLIA). CLIA requires such a laboratory to be certified by the federal government and mandates compliance with various operational, personnel, facilities, administration, quality and proficiency testing requirements intended to insure that testing services are accurate, reliable and timely. Requirements for testing under CLIA vary based on the level of complexity of the testing performed. Laboratories performing high complexity tests, such as genetic tests, must comply with more stringent requirements than laboratories performing moderate or waived testing. Our laboratory was most recently inspected in September 2015 and no deficiencies or other issues were noted and our CLIA license was renewed.

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

We market our Inherent Health brand of genetic assessment tests primarily through our commercial relationships with Alticor Inc. affiliated companies. Alticor is a related party. On October 26, 2009, we entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor. Pursuant to this agreement, Amway Global sells our Inherent Health brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. In the three months ended March 31, 2016 and 2015, revenues from this agreement accounted for approximately 14% and 56% of our revenues, respectively.

Beginning in September 2012 and again in 2013, Access Business Group LLC (ABG), an affiliate of Alticor, placed purchase orders totaling approximately $3.3 million consisting of Weight Management kits. Of the $3.3 million in orders received in 2013, $1.8 million was related to the 2014 program and $1.5 million was related to the 2013 program. Cash for the kits purchased for the 2013 program was received in the first quarter of 2013 and cash for the kits purchased for the 2014 program was received by December 31, 2013. As a component of the 2013 promotional program, and not reflective of actual product expiry, the kits were required to be redeemed before December 31, 2013. In February 2014, we removed the redemption date requirement for the 2013 promotional program, for which ABG paid us $519,000 as a retrospective increase in the product purchase price. Cash related to the 2013 promotional program, including the $519,000, will be treated as deferred revenue until kits are redeemed or the breakage analysis determines the probability of eventual redemption is remote. In October 2014, we received $250,000 as a retrospective increase in the product purchase price for unsold kits as consideration for extending the required redemption date of the 2014 promotional program to December 31, 2017. Cash received for these kits will be treated as deferred revenue until kits are redeemed for processing or on the final allowed redemption date of December 31, 2017. For the three months ended March 31, 2016 and 2015, approximately 3% and 14%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

On September 21, 2012, we entered into a License Agreement (the License Agreement) with Access Business Group International LLC (ABGI), an affiliate of Alticor. Pursuant to this License Agreement, we granted ABGI and its affiliates a non-exclusive license to use the technology related to our Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa. ABGI, or a laboratory designated by ABGI, is responsible for processing the tests, and we receive a royalty for each test sold. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement. For the three months ended March 31, 2016 and 2015, $59,000 and $54,000, respectively, in license fees have been received pursuant to the License Agreement. The increase in license fees is due primarily to higher per-unit royalties resulting from the issuance of patents in the European Union and Russia, and additional unit volume from new Eastern European markets.

Our research and development expenses are focused on our own development and commercialization efforts related primarily to our PerioPredict and cardiovascular disease genetic tests. We are also focusing on seeking potential commercial partners to validate our technology within their specific business model as a collaboration with little or no cost to us. This is different than in prior years when our development focus was concentrated in research and development to bring new test configurations to market.

We recognize revenue from genetic testing services when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. During the fourth quarter of 2013, we concluded that sufficient historical customer genetic test redemption patterns existed to determine the period of time after which the likelihood of test redemption was remote for Inherent Health tests purchased. Based on our analysis of the redemption data, we estimate that period of time to be three years after the sale of a genetic test kit. Prior to making this determination, revenue was recognized only on test kits returned and processed. Beginning in the fourth quarter of 2013, we began to recognize breakage revenue related to genetic tests kits utilizing the remote method. Under the remote method, breakage revenue should be recognized when the likelihood of the customer exercising rights of redemption becomes remote. The term remote requires statistical analysis of customer redemption patterns for all tests sold and returned. We analyzed redemption patterns from 2009 through 2015. Included in genetic test revenue in the three months ended March 31, 2016 and 2015, is $61,000 and $76,000, respectively, of breakage revenue related to unredeemed genetic test kits from the first quarters of 2013 and 2012, respectively. We expect to continue to recognize breakage revenue and the corresponding deferred cost of goods as well as analyze the data on a quarterly basis based on the historical analysis.

In the genetic test business, competition is in flux and the markets and customer base are not well established. Adoption of new technologies by customers requires substantial market development and customer education. Historically, we have focused on our relationship with our primary customer, Alticor, a significant direct marketing company, in order to assist us in developing the market for our products and educating our potential customers. Our challenge in 2016 and beyond will be to develop the market for our personalized health products, in particular our PerioPredict test, and we will allocate considerable resources to commercialization of PerioPredict. Due to the early stage of this initiative, we cannot predict with certainty fluctuations we may experience in our genetic test revenues or whether such revenues will ever be material, or if material, will be sustained in future periods.

Results of Operations

Three Months Ended March 31, 2016 and 2015

Total revenue was $961,000 for the three months ended March 31, 2016 compared to $403,000 for the three months ended March 31, 2015. The change in total revenue is largely attributable to a contracted research project, partially offset by a decrease in kits returned for processing related to ABG’s promotional product bundle.

During the three months ended March 31, 2016, 14% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global, compared to 56% during the three months ended March 31, 2015. During the same periods, 3% and 14%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

Cost of revenue for the three months ended March 31, 2016, was $527,000, or 55% of total revenue, compared to $331,000, or 82% of total revenue, for the three months ended March 31, 2015. The decrease in the cost of revenue as a percentage of revenue in the three months ended March 31, 2016 is primarily attributable to the fixed laboratory costs being applied to higher revenue in the period, which was largely due to a contracted research project.

Research and development expenses were $480,000 for the three months ended March 31, 2016, compared to $183,000 for the three months ended March 31, 2015. The 163% increase of $298,000 is primarily attributable to expenses related to Dr. Kornman moving back to the R&D department in April 2015 as President and Chief Scientific Officer from his previous position as CEO. While he served as CEO, expenses generated by Dr. Kornman were recorded as selling, general and administrative expenses. The increase in research and development expenses was also partially due to increased compensation expense related to annual salary increases for existing staff.

Selling, general and administrative expenses were $1.3 million for the three months ended March 31, 2016, compared to $1.6 million for the three months ended March 31, 2015. The 16% decrease is primarily attributable to lower compensation costs related to terminated employees, CEO recruiting expenses in 2015 that did not recur in 2016 and Dr. Kornman’s expenses being recorded in research and development, partially offset by increased expenses related to the new CEO in 2016.

Interest expense was $152,000 for the three months ended March 31, 2016, compared to $151,000 for the three months ended March 31, 2015. The interest expense is entirely related to our venture loan and security agreement with Horizon entered into on December 23, 2014.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $2.9 million.

Cash used in operations was $1.8 million for the three months ended March 31, 2016 and $1.8 million for the three months ended March 31, 2015. There was an increase in prepaid expenses in the three months ended March 31, 2016, offset by cash received related to contracted research revenue.

Cash used in investing activities was $9,000 for the three months ended March 31, 2016, compared to $17,000 for the three months ended March 31, 2015. The $9,000 in 2016 relates to the purchase of new lab equipment. The majority of the $17,000 in 2015 relates to the purchase of new computer equipment that was part of Projects in Progress as of March 31, 2015.

Cash provided by financing activities was $3,300 for the three months ended March 31, 2016, compared to $1,400 for the three months ended March 31, 2015. The Company received $3,300 from stock purchases through the employee stock purchase plan during the three months ended March 31, 2016 compared to $5,500 for the three months ended March 31, 2015. The $5,500 received through the employee stock purchase plan for the three months ended March 31, 2015 was offset by $4,100 in additional fees related to the December 2014 Private Placement.

The amount of cash we generate from operations is currently not sufficient to continue to fund operations and grow our business. We expect that our current financial resources will be adequate to maintain our current and planned operations into the second half of 2016. We believe our success depends on our ability to generate significant revenues for the PerioPredict test. The timing of any revenues that we may receive for the PerioPredict test is uncertain at this time, and is contingent upon a number of factors, including our ability to attract employer and insurance carriers as customers directly, to consummate arrangements with additional partners to promote the PerioPredict test, our partners’ ability to attract customers for PerioPredict, and the timing of utilization of the PerioPredict test by customers, among other possible variables. We do not expect to receive any material revenues from the PerioPredict test until mid to late 2016, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues from the PerioPredict test.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses; and (ii) disclose contingent assets and liabilities. A critical accounting estimate is an assumption that could have a material effect on our financial statements if another, also reasonable, amount were used or a change in the estimates is reasonably likely from period to period. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. Our most critical accounting policies and estimates upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are set forth in Note 3 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in our accounting policies or changes from the methodology applied by management for critical accounting estimates previously disclosed in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

Please see the discussion of “Recent Accounting Pronouncements” in Note 3, “Summary of Significant Accounting Policies” contained in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 3, “Summary of Significant Accounting Policies” contained in the Notes to unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f)) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015. In addition, the forward-looking statements contained herein represent our estimates and expectations only as of the date of this filing and should not be relied upon as representing our estimates and expectations as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Exhibit

10.1+	Services Agreement, effective February 1, 2016, by and between Interleukin Genetics, Inc. and Metagenics, Inc. (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on March 16, 2016 (File No. 001-32715))
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from Interleukin Genetics Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Deficit, (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements.

*	Filed herewith.
+	The Securities and Exchange Commission with respect to certain portions of this exhibit has previously granted confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interleukin Genetics, Inc.

Date: May 12, 2016	By:	/s/ Mark B. Carbeau
Mark B. Carbeau Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2016	By:	/s/ Stephen DiPalma
Stephen DiPalma Interim Chief Financial Officer (Principal Financial Officer)