Form 10-K
period 2016-12-31
INTERLEUKIN GENETICS INC
filed 2017-04-17
CIK 1037649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was $5,284,540.

As of April 13, 2017, there were 229,471,392 shares of the registrant’s Common Stock issued and outstanding.

Documents Incorporated By Reference

Portions of the registrant’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

INTERLEUKIN GENETICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

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

Overview

Interleukin Genetics, Inc. develops and markets proprietary genetic tests for chronic diseases and health-related conditions, and for informing lifestyle choices to facilitate wellness. Our tests provide information that is not otherwise available to empower individuals and their healthcare providers to manage their health and wellness through genetics-based insights and actionable guidance. We leverage our research, intellectual property, and genetic test development expertise in inflammation and metabolism to identify individuals whose risk for certain chronic diseases may be increased due to variants in one or more genes, which can enable a more personalized approach to the individual’s healthcare. We market our tests through healthcare professionals, partnerships with health and wellness companies, and through other distribution channels. Our lead products are our proprietary cardiovascular risk test and the ILUSTRA™ Inflammation Management Program (the “ILUSTRA Program”), which includes the ILUSTRA Genetic Risk Test (the “ILUSTRA Test”, formerly referred to as the PerioPredict® Genetic Risk Test) that identifies individuals with a life-long predisposition to over-produce inflammation and our Inherent Health® line of genetic tests We continue to support the ILUSTRA Program deployments with customers and will advance new customer relationships that expand the evidence base of this program’s effectiveness.

Our Platform

We have developed a scientific and commercial platform that we believe offers unique approaches to improving outcomes for individuals at high risk for elevated systemic inflammation. Our platform is characterized by:

•	Our expertise in IL-1 biology. We have been at the forefront of understanding the role of IL-1 genetic variation in the clinical expression of inflammation in humans.

•	Proprietary assays and algorithms. Our existing tests, led by our cardiovascular risk test and the ILUSTRA Test, are proprietary and provide unique insights that we believe enable individuals and their healthcare providers to better manage their health. We expect to develop and introduce more proprietary assays for specific inflammatory diseases.

•	Unique test development approach. We identify and validate patterns of genetic variations with clinical utility for selected chronic inflammatory diseases. This approach uses our proprietary patterns of IL-1 gene variations or may use those proprietary variations to anchor a broader set of other, non-proprietary genetic factors that can be added to a test to capture risk for a specific health outcomes that are of high clinical value.

•	Ability to support drug development. Our technology has been shown to also be useful in assessing differential drug outcomes in clinical trials, and may have similar value in the future.

•	Highly automated CLIA lab. All our tests use customized genetic arrays that allow processing of clinical samples in our CLIA approved clinical genetics laboratory, located in Waltham, MA.

•	Value-added commercial approach. We partner with health and wellness companies, employers and others to leverage the unique information provided by our tests to drive greater patient engagement, more effective disease management and improved outcomes.

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

The future of healthcare has been described as P4 medicine: Predictive, Preventive, Personalized, and Participatory. Predictive, can we identify that you are on the disease path prior to development of severe disease; Prevention, if we can identify early which path you are on, what can we do to tilt the curve down to extend the years of wellness or prevent the disease complications entirely; Personalization, which path are you on; and Participatory, to acknowledge the individual’s responsibility in managing and preventing chronic diseases.

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

We have focused our research, development and commercialization efforts on identifying combinations of SNP variations that alter biology involved in inflammation or metabolic disease. We have worked with leading universities throughout the world to identify genetic variations that influence the body’s inflammatory response. Our scientific advisory board includes Sir Gordon Duff, a pioneer in understanding the role that genetics plays in inflammatory disease pathways. In addition, we have conducted clinical studies for various indications throughout the world involving tens of thousands of individuals to demonstrate clinical value of our tests. To date, some of our clinical research collaborations include studies at: Stanford University; the University of North Carolina at Chapel Hill; the Mayo Clinic; Brigham & Women’s Hospital (Harvard Medical School); University of California at San Francisco; University of California at San Diego; New York University Medical Center; University of Sheffield, (UK); Yonsei University Medical Center, (Korea); Tongji Medical College, (China); University Hospital of Ioannina, (Greece); and Tuft’s University Medical Center.

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

Our proprietary IL-1 genetic patterns provide multiple access points to improve management of serious, highly prevalent conditions that are currently undermanaged. Our tests have shown significant value in predicting secondary heart attacks, severe and progressive periodontitis, and progression of knee osteoarthritis, and have the ability to differentiate clinical responses to IL-1 blocking drugs and preventive dental care. Since our IL-1 genetic tests identify individuals with a lifelong tendency to over produce IL-1, we are also engaged in projects to demonstrate how some of our tests may add value in the clinical management of the overall systemic inflammatory burden.

Our Product Focus

Cardiovascular Disease

Use of IL-1 pro-inflammatory genetic variations to guide drug development and use to prevent recurrent cardiovascular disease (“CVD”) events

During late 2016 and early 2017 we redefined our strategy to add emphasis to our CVD program based on confirming evidence from a second 4-year prospective clinical study and increased interest from potential collaborators working on next-generation CVD drugs.

Inflammation is well documented to contribute to CVD events through biological effects on multiple components of the atherothrombotic cardiovascular disease process. Inflammatory biomarkers such as high-sensitivity C-reactive protein (hsCRP) identify individuals at high risk for both first and recurrent CVD events even in individuals without elevated lipid levels. We have previously reported that individuals with elevated oxidized phospholipids, as carried in the blood mostly by Lp(a), are at increased risk for coronary artery disease (Tsimikas et al. 2005). Following treatment for coronary artery disease the majority of individuals who developed recurrent CVD events in the subsequent four years were those who had elevated blood levels of Lp(a) and tested positive for our pro-inflammatory IL-1 genetic patterns (Tsimikas et al. 2014). The combination was significantly better than either factor alone and suggests that the bad lipids are working in part through the gene variations in our test that amplify inflammation. These results were corroborated in a second study population at the University Hospital of Ioannina, Greece (presented at the Annual Meeting of the American College of Cardiology, March 2017), which further established that the role of Lp(a) in determining patients at elevated risk for recurrent CVD events is conditional on our IL-1 genetic patterns. This finding suggests a potential pharmacogenomic relationship that could be important to companies developing therapeutics and to clinicians managing certain high risk CVD patients.

In 2015, we announced a collaboration with Ionis Pharmaceuticals to use our IL-1 genetic test in a Phase 2 study of their anti-sense drug that has been shown in Phase 1 trials to reduce Lp(a) levels as well as to use our genetic test in a new Phase 1 study. Additional companies are testing other drugs candidates to help treat high risk CVD patients by potentially lowering bad cholesterol such as LDL and Lp(a) or by blocking IL-1 production and are studying their impact on recurrent heart events. Amgen, Sanofi, Novartis and The Medicines Company have active development programs in this area. We believe that our proprietary IL-1 genetic patterns that identify patients who over-produce IL-1 may have value in guiding development and use of drugs that directly or indirectly target IL-1 effects on CVD events. We are currently seeking strategic interest in this program.

ILUSTRATM Inflammation Management Program

On November 25, 2013 we announced the introduction of the PerioPredict Genetic Risk Test, and during 2016 our principal focus was on repositioning the test and commercializing the ILUSTRA Program. As part of our work force restructuring in March 2017, we are streamlining our commercial strategy for the ILUSTRA Program. We continue to support the ILUSTRA Program deployments with customers and will advance new customer relationships that expand the evidence base of this program’s effectiveness. We will continue to refine our strategy for this program based on our financial resources and its commercial success.

Product Definition and Positioning

The ILUSTRA Test is a genetic risk test that analyzes genetic variations associated with inflammation and identifies individuals with a life-long predisposition to over-produce inflammation. The ILUSTRA Test identifies specific polymorphisms (genetic variations) in genes that regulate the production of interleukin-1 cytokines. Higher gingival levels of these proteins are associated with destruction of soft tissue attachment and bone, and increased severity of periodontitis in certain patient populations. Results from several clinical studies indicate that certain inflammatory cytokine levels in the gingival crevicular fluid were significantly higher in ILUSTRA Program/Test positive patients than in patients who were ILUSTRA Program/Test negative. ILUSTRA Program testing need only be done once in a lifetime and identifies “at risk” patients early on, often before the onset of clinical symptoms, to enable targeted treatment. This objective information allows the dentist and hygienist to better guide treatment to reduce complications and costs associated with chronic inflammatory disease, such as severe periodontitis. The test may also help to establish long-term patient relationships based on the patient’s prevention and care plan guided by the individual’s genetic predisposition. Sample collection requires only a simple, easy-to-use cheek swab, and the ILUSTRA Test has been validated for use in all major ethnic groups. The ILUSTRA Test identifies adults at increased risk for severe periodontal disease who would not have otherwise been identified by a history of smoking or diabetes.

We position the ILUSTRA Program as a tool to drive medical value; empowering individuals and healthcare professionals with actionable genetics data. The ILUSTRA Test serves as the central component in a program to identify individuals at high risk for elevated systemic inflammation, enabling a risk stratification framework to personalize care interventions and patient outreach. The ILUSTRA Program creates value through early identification of risk, elevated professional surveillance for disease detection, and enhanced patient engagement and compliance.

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

Leveraging this substantial clinical and health economics data, the ILUSTRA Program can be an essential element in an enhanced benefits design or employer-sponsored wellness initiative to identify individuals at high risk and to drive a risk stratification framework to personalize care interventions and patient outreach. The program integrates three components: 1) ILUSTRA genetic test, 2) professional education to dental offices and 3) outreach to high risk members to enhance engagement and compliance. The overall goal of the program is to target high-risk individuals for more proactive dental care and to provide the education and support to ensure compliance with a modified care-plan designed to reduce systemic inflammation.

Clinical Utility and Health Economics

The clinical utility of the ILUSTRA Test is supported by the large validation study conducted by the University of Michigan and referred to as the Michigan Personalized Prevention Study, or MPPS. The objective of the MPPS was to improve dental care by identifying and using certain risk factors to set preventative treatment regimens. On August 6, 2012, we announced that we had received top line results from the MPPS, and on June 10, 2013, we announced the publication of the MPPS results in the Journal of Dental Research. The study examined data from 5,117 patients monitored for 16 consecutive years. These results indicated that in low risk patients (those with none of three risk factors: smoking, diabetes, and a ILUSTRA Program/Test result indicating the individual was at high risk of contracting periodontitis) there was no significant difference between two dental preventive visits per year and one preventive visit per year in the percentage of patients who had tooth extractions over the 16 year monitoring period; 13.8% versus 16.4%, respectively. In addition, these results indicate that in high risk patients (those with any one of the three risk factors, with ILUSTRA being the most common of the three), two preventive visits per year significantly reduced the percentage of patients who had extractions over a 16 year monitoring period compared to one preventive visit per year; 16.9% vs. 22.1%. There was also a positive relationship between the number of risk factors and the percentage of patients with extractions. For patients with two or three risk factors, and smoking plus ILUSTRA Program/Test positive represented approximately 67% of those patients, two cleanings annually did not appear to be sufficient to control risk for tooth loss.

IL-1 genetic information may be used to target more intensive periodontitis management and prevention to those patients more likely to have a level of disease that influences the systemic inflammatory burden. In a recent analysis of insurance claims data from more than 300,000 patients, treatment of periodontitis was associated with subsequent reduced cost of medical care for those with selected chronic diseases, including type 2 diabetes, coronary artery disease, stroke, and adverse pregnancy outcomes. The annual per patient decrease in medical costs over the three years following periodontitis treatment were $2,840 for type 2 diabetes mellitus, $5,681 for stroke, and $1,090 for coronary artery disease (Jeffcoat et al. 2014).

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

Commercial Strategy for ILUSTRA

We market the ILUSTRA Inflammation Management Program to employers and insurance carriers as a central component to an enhanced benefit design or wellness initiative that is intended to lower medical costs through disease avoidance and reduced disease progression and complications.

We target large employers, who are typically self-insured, that see value in the potential reduction of medical costs associated with the highly prevalent inflammatory diseases that our program can provide. Within this customer segment, initial targets tend to be progressive, wellness-minded companies that are engaged in other programs aimed at improving the overall health of their employees.

We also target insurance carriers, with a particular emphasis on companies with dental-medical integration (“DMI”) products, either in place or in development, and integrated delivery networks (“IDNs”), as these customers are best positioned to realize value from the reduction of medical costs associated with the highly prevalent inflammatory diseases that our program can provide.

This target customer segment represents a large market, as an estimated 170 million Americans have dental coverage through an insurance program. These customers are increasingly focused on DMI products, as the correlation between oral health and general health has become better understood. We believe the potential of our ILUSTRA Program to facilitate the realization of cost savings through reduced medical claims is well-aligned with this powerful trend in the insurance industry.

Our insurance carrier target customers are also seeking differentiation, and the opportunity to be seen as adding value to their customers through novel product offerings, such as benefit plans that include the ILUSTRA Program. For these customers, we typically establish demonstration projects aimed at providing evidence of the efficacy of our program in driving patient engagement, compliance and ultimately reduced costs. Once that demonstration is achieved, we believe the insurance carrier will be incentivized to incorporate our program broadly in their product offerings, thereby providing significant leverage to our commercialization efforts.

To create further leverage, we are creating partnerships with benefits consulting firms and employer benefits coalitions, to identify and facilitate initial interactions with potential customers.

The ILUSTRA Program is solely available through Interleukin Genetics. The web site for the ILUSTRA Program is www.ILUSTRA.com. The information contained on our websites are not incorporated by reference into this Form 10-K. We have included our website addresses only as an inactive textual reference and do not intend them to be active links to our websites.

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

Marketing and Distribution of Inherent Health Tests

We market our Inherent Health Weight Management and Nutritional Needs Genetic tests using our e-commerce website and under contract with Amway-affiliated companies, which are affiliates of Alticor, Inc., the parent of Pyxis Innovations Inc., a significant stockholder (“Pyxis”), and several regional weight management focused organizations. The Bone Health and Heart Health tests are ordered by physicians for their patients. Amway sells the Inherent Health Weight Management test in the U.S. and fifteen countries in Europe. The European tests are processed through two European laboratories that have been validated for quality assurance purposes by Interleukin Genetics. We receive a royalty payment from each test processed in Europe but do not receive a test processing fee. We have developed a complete e-commerce solution for our Inherent Health brand of genetic tests. We have subcontracted with a fulfillment center to distribute tests to customers ordering via our online store. The e-commerce solution has provided a friendly and easy to use method for the purchase of our genetic tests. We are partnered with a number of websites that have established a link to our site in order to distribute tests. We pay these sites commissions for all orders made via a click through from their site to ours.

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

We process test samples in our CLIA-certified genetic testing laboratory. The regulatory requirements associated with a CLIA-certified clinical laboratory are addressed under the section titled “Government Regulation.” We have upgraded the systems and processes for the laboratory with the addition of high volume analytical equipment as well as updated protocols for all of the laboratory processes. We currently hold laboratory permits or licenses for all U.S. states that require a genetic test processing license and meet the regulatory requirements as needed for other countries.

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

Our patents are “use” patents that claim that a SNP, or set of SNPs in unique patterns can be used in a novel way to predict disease development or progression, predict responses to preventive or therapeutic interventions and identify specific actions that improve health outcomes. We currently own rights in nine issued U.S. patents that have expiration dates between 2017 and 2032, five U.S. patent applications and one U.S. Provisional patent application pending, that are based on novel associations between particular gene sequences and certain metabolic and inflammatory conditions and disorders. The nine issued U.S. patents relate to genetic tests for, periodontal disease, osteoporosis, coronary artery disease, and other diseases associated with interleukin inflammatory haplotypes. Our newest patent applications relate to the commercial use of SNP panels in the fields of weight management, periodontal disease, osteoarthritis and IL-1 blocking drug indications. If granted, we expect many of these patents are not likely to expire until between 2029 and 2037.

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

In March 2011, FDA convened an expert advisory panel to discuss and make recommendations on scientific issues concerning DTC genetic tests that make medical claims. The panel expressed a variety of concerns regarding DTC genetic testing and recommended that certain tests not be permitted to be sold DTC. We submitted a position paper to the FDA in advance of the meeting and presented testimony to the panel at a public meeting on March 8, 2011. After that meeting, the OIR director publicly stated that FDA would likely take a case-by-case approach with respect to which types of genetic tests may be offered DTC. He also stated that OIR planned to issue three guidance documents addressing oversight of laboratory-developed tests. However, he did not provide a timeframe for OIR’s release of these documents. In March 2012, an FDA spokesperson stated that FDA’s plan to adjust its enforcement discretion policy for LDT’s is currently under “administrative review.”

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

In October and November 2015 the FDA sent a number of “Untitled Letters” to entities marketing genetic tests directly to consumers, including to us. Specifically, on November 2, we received an Untitled Letter from the FDA requesting information about whether certain specified tests had obtained FDA clearance. We submitted a written reply to this letter on December 16, 2015, in which we responded that (1) we do not currently offer an osteoarthritis test; (2) that the ILUSTRA Test is a LDT subject to FDA “enforcement discretion; and (3) that the Weight Management Genetic test is not a medical device subject to FDA’s statutory jurisdiction or, if it is, should be subject to enforcement discretion because it is a low-risk wellness product. We requested a meeting with OIR to discuss the Inherent Health tests.

On February 3, 2016 we met with the director and staff members of OIR to further discuss our letter response. The FDA issued minutes of the meeting on February 16, 2016, which confirmed that we do not offer an Osteoarthritis test and that the ILUSTRA Test is currently offered only as an LDT and is therefore currently subject to FDA enforcement discretion. In addition, they confirmed their interest in obtaining further information on how we would come into compliance with respect to the Inherent Health tests, since those tests are offered DTC and therefore are not subject to FDA enforcement discretion. We are continuing to engage with OIR regarding the appropriate next steps for these tests.

On April 5, 2016, we announced the results of discussions with the U.S. Food and Drug Administration (“FDA”) in response to an Untitled Letter issued by the FDA on November 4, 2015 and a meeting on February 3, 2016 with personnel within FDA’s Office of In Vitro Diagnostics and Radiological Health (OIR) to discuss Interleukin’s written response to OIR with respect to the Untitled Letter. OIR personnel confirmed that the ILUSTRA Test is a laboratory developed test (LDT) currently subject to FDA enforcement discretion and may continue to be marketed without prior marketing authorization at this time. Our Bone Health and Heart Health tests, which are part of the Inherent Health line of tests, will be transitioned from a direct-to-consumer (DTC) distribution channel to a distribution model under which a licensed healthcare provider orders tests and oversees any resulting change in care. These two tests were available through Interleukin Genetics’ DTC retail channels until May 22, 2016, at which time they were no longer available unless requested by an authorized healthcare provider.

HIPAA and Other Privacy Laws

The Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) established for the first time comprehensive federal protection for the privacy and security of health information. The Health Information Technology for Economic and Clinical Health Act (“HITECH”), part of the American Recovery and Reinvestment Act of 2009, significantly expanded the scope of HIPAA and increased penalties for violating HIPAA. The HIPAA standards apply to three types of organizations (“Covered Entities”): health plans, health care clearing houses, and health care providers who conduct certain health care transactions electronically. They also apply to vendors of Covered Entities called “Business Associates” that access protected health information to provide services to or perform functions on behalf of Covered Entities. Covered Entities and Business Associates must have in place administrative, physical and technical standards to guard against the misuse of individually identifiable health information. We are not currently a Covered Entity subject to the HIPAA privacy and security standard. It is possible that in the future we will become a Covered Entity (for example if any of the tests that we perform become reimbursable by insurers). Regardless of our own Covered Entity status, HIPAA may apply to our customers, such as health care providers and health plans. Even though we are not directly subject to HIPAA, we could be subject to penalties, lawsuits and experience other adverse consequences if we wrongfully acquire protected health information, aid and abet a HIPAA violation by a customer or if we obtain or disclose protected health information maintained by a Covered Entity without authorization in violation of HIPAA. In addition, some lawsuits, including class action lawsuits, have been pursued at the state level against both covered entities and entities that are not directly subject to HIPAA for breach of confidentiality and security violations.

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

Other Information

Our executive offices are located at 135 Beaver Street, Waltham, Massachusetts 02452, and our telephone number is (781) 398-0700. We were incorporated in Texas in 1986 and we re-incorporated in Delaware in March 2000. We maintain websites at www.ilgenetics.com, www.inherenthealth.com and www.ILUSTRA.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to such reports are available to you free of charge through the Investor Relations Section of www.ilgenetics.com as soon as practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on our websites are not incorporated by reference into this Form 10-K. We have included our website addresses only as an inactive textual reference and do not intend them to be active links to our websites.

Item 1A. Risk Factors

Risks Related to Our Business, Our Financial Results and Need for Financing

If we fail to obtain additional capital or enter into a collaboration or strategic transaction by the second quarter of 2017, we may have to end our operations and seek protection under bankruptcy laws.

We expect that our current and anticipated financial resources will be adequate to maintain our current and planned operations through the second quarter of 2017. We need significant additional capital to fund our continued operations, including to capitalize on the opportunity in CVD testing, for the commercialization efforts for our ILUSTRA Program, continued research and development efforts, obtaining and protecting patents and administrative expenses. We are actively seeking additional funding, however, based on current economic conditions, additional financing may not be available, or, if available, it may not be available on favorable terms. In addition, the terms of any financing may adversely affect the holdings or the rights of our existing shareholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing shareholders will result. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, tests or products in development. We have also been considering potential strategic alternatives. Such strategic alternatives include, but are not limited to, a sale of the company, a business combination or collaboration, and an orderly liquidation of the company. We do not know if we will be successful in pursuing any strategic alternative or that any transaction will occur. If we cannot obtain additional funding on acceptable terms or enter into a strategic transaction, we may have to discontinue operations and seek protection under U.S. bankruptcy laws.

There is substantial doubt concerning our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertain realization. We expect to incur additional losses in 2017 and beyond and, accordingly, we are dependent on financings and potential revenue to fund our operations, to advance interest in our CVD program and support the market adoption of the ILUSTRA Program. The timing of any revenues that we may receive from the ILUSTRA Program is uncertain at this time, and is contingent upon a number of factors, including our ability to attract employer and insurance carriers as customers directly, to consummate arrangements with additional partners to promote the ILUSTRA Program, our partners’ ability to attract customers for the ILUSTRA Program, and the timing of utilization of the ILUSTRA Program by customers, among other possible variables. We cannot assure you that we will ever receive substantial revenues from the ILUSTRA Program. We expect that our current cash will be sufficient to support our operations only through the second quarter of 2017.

Our ability to realize the carrying value of our fixed assets and intangible assets is especially dependent on management’s ability to successfully execute on its plan. We need to generate additional funds in order to meet our financial obligations. If we are unsuccessful in doing so, we may not be able to realize the carrying value of its fixed assets and intangible assets.

The timing and amount of revenues, if any, that we may receive pursuant to any existing or future agreement we may enter into with insurance carriers or large employers is uncertain.

The timing of any revenues that we may receive under any agreement we have or may enter into with an insurance carrier, large employer or other customer is very uncertain at this time and is dependent on a number of variables that are or may be beyond our control. We continue to engage in discussions for the use of our technology for CVD testing and the ILUSTRA Program with insurance companies and large employers who might ultimately adopt enhanced benefits designs or employer-sponsored wellness initiatives that incorporate the ILUSTRA Test, or utilize the ILUSTRA Program through other arrangements, through the use of consultants, channel partners and our internal management team. However, we cannot assure you that we will be able to successfully enter into any such agreements or arrangements, or that if entered into, such agreements or arrangements will provide significant revenue. The failure to enter into any agreement with other insurance carriers or large employers and to receive significant revenues under any such agreement would have a material adverse effect on our business.

We have a history of operating losses and expect these losses to continue in the future.

We have experienced significant operating losses since our inception and expect these losses to continue for some time. We incurred losses from operations of $7.3 million in 2015 and $6.7 million in 2016. As of December 31, 2016, our accumulated deficit was $136.4 million. Our losses result primarily from research and development expenses, selling, general and administrative expenses and amortization of intangible assets. Although we generate revenues from sales of our genetic risk assessment tests, this may not be sufficient to result in net income in the foreseeable future. We will need to generate significant revenue to continue our research and development programs and achieve profitability. We cannot predict when, if ever, we will achieve profitability.

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

The market for genetic risk assessment tests, as part of the field of personalized health, is at an early stage of development and may not continue to grow. The scientific community, including us, has only a limited understanding of the role of genes in predicting disease. The success of our genetic risk assessment tests will depend upon their acceptance as being useful and cost-effective to the customers who purchase these products, the physicians and other members of the medical community who recommend or prescribe them, as well as third-party payers, such as insurance companies and the government. We can only achieve broad market acceptance with substantial education about the benefits and limitations of genetic risk assessment tests while providing the tests at a fair cost. We expect to expend significant funds and resources to educate patients, dentists and other providers, and payers on the benefits of our ILUSTRA Program. There is no assurance that we will be able to successfully do so. Furthermore, while positive media attention resulting from new scientific studies or announcements can spur rapid growth in individual segments of the market, and also impact individual brands, news that challenges individual segments or products can have a negative impact on the industry overall as well as on sales of the challenged segments or products. The marketplace may never accept our products, and we may never be able to successfully commercialize our products, including the ILUSTRA Program.

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

We have limited experience and capabilities with respect to distributing, marketing and selling genetic risk assessment tests on our own. In June 2009, we announced the launch of our new Inherent Health brand of genetic tests. On October 26, 2009, we entered into an agreement with Amway Global, an affiliate of Alticor, pursuant to which it sells our Inherent Health brand of genetics tests through its e-commerce Web site via a hyperlink to our e-commerce site. In 2016 and 2015, revenues from this agreement accounted for 24% and 45% of our revenues, respectively. In addition, beginning in September 2012 and again in 2013, Access Business Group LLC, an affiliate of Alticor, placed purchase orders totaling approximately $3.3 million consisting of weight management kits. The kits are included as part of a promotional bundle of products that Amway sold to their Individual Business Owners. In 2016 and 2015, revenues from this arrangement accounted for 4% and 13% of our revenues, respectively. We continue to engage in discussions with potential partners for the use of our IL-1 technology for CVD testing and with insurance companies and large employers for the use of our ILUSTRA Program, through the use of consultants, channel partners and our internal management team. We have, to date, had very limited success in marketing and selling our genetic tests, including the CVD and ILUSTRA Tests, and we can provide no assurance that our current or planned commercialization efforts will be successful.

If we are unsuccessful in establishing additional strategic alliances, our ability to develop and market products and services may be damaged.

Entering into additional strategic alliances for the development and commercialization of products and services based on our discoveries is an important element of our business strategy. We face significant competition in seeking appropriate collaborators. If we fail to maintain our existing alliances or to establish additional alliances or other alternative arrangements, then our ability to develop and market products and services will be damaged. In addition, the terms of any future strategic alliances may be unfavorable to us or these strategic alliances may be unsuccessful.

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

As a result of the losses incurred since inception, we have not recorded a federal income tax provision and have recorded a valuation allowance against all future tax benefits of our net operating loss carryforwards. As of December 31, 2016, we had gross net operating loss (NOL) and research tax credit carryforwards of approximately $94.9 million and $1.7 million, respectively for federal income tax purposes, and of approximately $17.6 million and $1.1 million for state income tax purposes, expiring in varying amounts through the year 2036. Our ability to use these NOLs and credit carryforwards is subject to restrictions contained in the Internal Revenue Code which provide for limitations on our utilization of our net operating loss and credit carryforwards following a greater than 50% ownership change during the prescribed testing period. On March 5, 2003, we had such a change. As a result, all of our NOL carryforwards as of that date are limited as to utilization. The annual limitation may result in the expiration of certain of the carryforwards prior to utilization. In addition, our equity offerings, including those in 2013, 2014 and 2016 may have resulted in qualifying changes in ownership. A formal study, which we have not undertaken, is required to determine applicability of restrictions and might indicate that our NOL carryforwards are subject to additional limitations on utilization. In addition, in order to realize the future tax benefits of our net operating loss and tax credit carryforwards, we must generate taxable income, of which there is no assurance.

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

On March 4, 2014, the USPTO issued a memorandum to patent examiners providing guidelines for examining process claims for patent eligibility in view of the Supreme Court decision in Prometheus. On December 16, 2014 an interim guidance was issued that supersedes the March 4, 2014 memorandum but essentially followed the same direction for patent eligibility. The guidance indicates that claims directed to a law of nature, a natural phenomenon, or an abstract idea that do not meet the eligibility requirements should be rejected as non-statutory subject matter. We cannot assure you that the decision described above, rulings in other cases or changes in guidance or procedures issued by the USPTO will not negatively impact our patent portfolio.

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

Our currently marketed tests were launched as laboratory developed tests, or LDTs, performed in our CLIA-certified clinical laboratory operating in Waltham, Massachusetts. We expect that our future LDTs will also be performed at our CLIA-certified laboratory. Although FDA believes that tests such as ours fall within its jurisdiction as medical devices, it has historically exercised enforcement discretion with respect to LDTs, meaning that such tests generally have not been subject to FDA regulatory requirements. However, the Agency’s regulatory approach to LDTs is uncertain, and whether or when FDA will issue final guidance documents implementing the agency’s proposed regulatory framework is unclear. It is also unclear how a final regulatory framework will affect our current and future tests, as the level of regulation will depend on FDA’s evaluation of the risk posed by the specific test. With respect to our LDTs that are not offered DTC, such as the ILUSTRA Test, if FDA issues final guidance implementing a risk-based regulatory framework for LDTs, we intend to comply fully and acknowledge that non-compliance may result in enforcement actions, which could affect our ability to market and sell our tests and may harm our reputation. We are uncertain as to what, if any, regulatory requirements may apply to our tests in the future. We cannot provide any assurance that FDA regulation, including pre-market review or approval, will not be required in the future.

With respect to our Inherent Health tests, which have historically been offered DTC, we have been working with the FDA to address concerns and bring our tests into compliance for DTC. At this time two of our tests are still offered DTC, Weight Management and Nutritional Needs and we are in the midst of finalizing changes in marketing materials required for these tests. We cannot provide any assurance that FDA regulation, including pre-market review or approval, will not be required for these tests in the future.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the ACA, became law. This law substantially changes the way health care is financed by both governmental and private insurers. The ACA contains a number of provisions that may impact our business and operations in ways we cannot currently predict. In particular, we believe that the ACA may impact adoption of Reimbursed Dental Plans and other reimbursed insurance plans that include our ILUSTRA Test because there is uncertainty in the cost of compliance with the ACA and how that may impact employer coverage for adult dental care in their overall benefits plan.

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

Risks Related to Our Common Stock

Our common stock is listed on the OTCQB®, which could result in a limited market for our common stock.

Our common stock was listed on the NYSE Amex until August 16, 2010, when it was suspended for failure to comply with the NYSE Amex continued listing standards. Our common stock then began trading on the OTCQB® under the symbol ILIU. This delisting could hurt our investors by reducing the liquidity and market price of our common stock. Additionally, the delisting could negatively affect us by reducing the number of investors willing to hold or acquire our common stock, which could negatively affect our ability to raise capital.

Our stock price has been and is likely to continue to be volatile and the market price of our common stock may drop.

In the three years ended December 31, 2016, our stock price has fluctuated from a low of $0.01 to a high of $0.46. The volatility of stocks for companies in our industry often does not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to enter into a partnership or partnerships for the CVD test;

•	the commercial success of the ILUSTRA Program;

•	demand for and acceptance of our products;

•	our ability to develop new relationships and maintain and enhance existing relationships with strategic partners;

•	regulatory developments or enforcement in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of technological innovations or new products or services by us or our competitors;

•	failure to secure adequate capital to fund our operations, or the issuance of equity securities at prices below fair market price;

•	changes in estimates or recommendations by securities analysts, if any cover our common stock;

•	litigation;

•	future sales of our common stock;

•	general market conditions;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results; and

•	overall fluctuations in U.S. equity markets.

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

Members or our Board of Directors and their affiliates and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of April 13, 2017, our executive officers, directors and their respective affiliates, beneficially owned approximately 46.5% of our outstanding common stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

We lease approximately 13,000 square feet of office and laboratory space in Waltham, Massachusetts under a non-cancelable operating lease which expires on March 31, 2017. In September 2016, we entered into the Third Amendment to extend the lease from April 1, 2017 through March 31, 2019. The Third Amendment includes an initial base rent beginning in April 2017 with an escalation of 2.88% of the base rent in year two.

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

	High	Low
2016:
First Quarter	$0.11	$0.04
Second Quarter	$0.41	$0.08
Third Quarter	$0.25	$0.08
Fourth Quarter	$0.20	$0.04

	High	Low
2015:
First Quarter	$0.46	$0.11
Second Quarter	$0.18	$0.09
Third Quarter	$0.16	$0.08
Fourth Quarter	$0.12	$0.01

Stockholders

As of April 13, 2017, there were approximately 122 stockholders of record and according to our estimate, approximately 2,402 beneficial owners of our common stock.

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

General Overview and Trends

Interleukin Genetics, Inc. develops and markets proprietary genetic tests for chronic diseases and health-related conditions. Our products provide information that is not otherwise available to empower individuals and their healthcare providers to manage their health and wellness through genetics-based insights and actionable guidance. We leverage our research, intellectual property, and genetic test development expertise in inflammation and metabolism to identify an individual’s risk for severe and progressive chronic inflammatory diseases, thereby enabling personalized healthcare. We market our tests through healthcare professionals, partnerships with health and wellness companies, and other distribution channels. We have patents covering the use of specific patterns of gene variations for a number of common chronic diseases. Our lead products are our proprietary cardiovascular risk test and the ILUSTRA Test that identifies individuals with a life-long predisposition to over-produce inflammation, and our Inherent Health line of genetic tests.

Recent Developments

On April 17, 2017, we entered into a Subscription Agreement (the “Subscription Agreement”), with funds affiliated with Bay City Capital (“Bay City Capital”) and Horizon Technology Finance Corporation (“Horizon”) under which we issued and sold $500,000 of Subordinated Convertible Promissory Notes (the “2017 Notes”) to each of Bay City Capital and Horizon (the “Note Holders”), for a total of $1,000,000 in aggregate principal amount. The 2017 Notes will convert in common shares:

(a)	Upon the closing of a Qualified Financing (defined as our next common stock financing, whether in a single transaction or series of related transactions, whether a public or private financing, yielding aggregate cash proceeds to us (inclusive of amounts converted under the 2017 Notes or other outstanding indebtedness) of at least $5.0 million on or before January 1, 2022. The unpaid principal amount and accrued interest outstanding under the 2017 Notes shall automatically convert in whole into fully paid and nonassessable shares of our common stock. The total number of shares of common stock issuable upon conversion of the 2017 Notes in this circumstance shall be determined by dividing (i) the then outstanding principal amount and accrued interest under the 2017 Notes by (ii) a conversion price equal to (A) eighty percent (80%) multiplied by (B) the lowest price per share of the common stock paid by investors in such Qualified Financing;

(b)	In the event that a change of control occurs before the closing of a Qualified Financing and on or before January 1, 2022, then upon the written election of the holders of 2017 Notes representing at least fifty percent (50%) of the aggregate principal amount of all 2017 Notes, the unpaid principal amount and accrued interest outstanding under the 2017 Notes shall convert in whole into fully paid and nonassessable shares of common stock immediately before the closing of the change of control. The total number of shares of common stock issuable upon conversion of the 2017 Notes in this circumstance shall be determined by dividing (i) the then outstanding principal amount and accrued interest under the 2017 Notes by (ii) a conversion price equal to (A) eighty percent (80%) multiplied by (B) the price per share of our common stock in such change of control; or

(c)	At the option of the individual Note Holder at any time before the Maturity Date, the unpaid principal amount and accrued interest outstanding under the 2017 Note may be converted in whole or in part into fully paid and nonassessable shares of common stock. The total number of shares of common stock issuable upon conversion of the particular 2017 Note in this circumstance shall be determined by dividing (i) the then outstanding principal amount and accrued interest under the 2017 Note by (ii) a conversion price equal to $0.125256.

The 2017 Notes are secured by a security interest in all of our assets and are subordinated to our existing venture loan with Horizon.

In addition, under the Subscription Agreement, each Note Holder received a Warrant to purchase our common stock (the “2017 Note Warrants”). The 2017 Note Warrants have an exercise price per share of $0.10438 and are exercisable for that number of shares of common stock equal to the original principal amount of the corresponding 2017 Note divided by such exercise price, or an aggregate of approximately 9,580,379 shares. The 2017 Note Warrants are exercisable on a net issuance basis and have a 5-year term.

Amendment to Venture Loan and Security Agreement

Also on April 17, 2017, we entered into a series of agreements, including the Second Amendment of Venture Loan and Security Agreement and a warrant to purchase common stock, to restructure our existing debt with Horizon, which resulted in the deferral of the principal amount due to Horizon on April 1, May 1, and June 1, 2017, and the potential deferral of the principal amount due to Horizon on July 1, August 1 and September 1, 2017, such potential deferral of principal is dependent upon whether, as of June 15, 2017, we provide evidence reasonably satisfactory to Horizon that we are actively negotiating a clinical services or similar agreement, the terms of which are satisfactory to Horizon, which we believe, in good faith, we will enter into no later than September 1, 2017. In exchange for agreeing to defer principal payments, Horizon was granted a warrant to purchase our common stock. The number of shares of common stock issuable upon exercise of the warrant is determined by dividing the amount of principal payments deferred by the exercise price of the warrant, which could result in the warrant being exercisable for between approximately 5,519,604 and 11,039,209 shares. The warrant has an exercise prices of $0.10438 per share, is exercisable on a net basis and has a 10-year term.

In March 2017, we implemented a work force restructuring to better utilize our resources, to align our organization to support our emerging cardiovascular testing program, for which we are seeking strategic interest, and to streamline our commercial strategy for the ILUSTRA Program. As a consequence of the restructuring, we reduced our workforce in our commercial organization and administrative functions by eight persons. We continue to support the ILUSTRA Program deployments with customers and will advance new customer relationships that expand the evidence base of this program’s effectiveness. We expect that the restructuring will result in approximately $948,000 in reduced annualized operating expenses when fully implemented.

During late 2016 and early 2017 we redefined our strategy to add emphasis to our CVD program based on confirming evidence from a second clinical study and increased interest from potential collaborators working on next-generation CVD drugs. In 2015, we announced a collaboration with Ionis Pharmaceuticals to use our IL-1 genetic test in a Phase 2 study of their anti-sense drug that has been shown in Phase 1 trials to reduce Lp(a) levels as well as to use our genetic test in a new Phase 1 study. Additional companies are testing other drug candidates for treatment of high risk CVD patients by potentially lowering bad cholesterol such as LDL and Lp(a) or by blocking IL-1 production. Amgen, Sanofi, Novartis and the Medicines Company have active development programs in this area. We believe that our proprietary IL-1 genetic patterns that identify patients who over-produce IL-1 may have value in guiding development and use of drugs that directly or indirectly target IL-1 effects on CVD events. We are currently seeking strategic interest in this program.

Our ILUSTRA Program and Other Information

During the early part of the year ended December 31, 2016, our principal focus was on commercializing our ILUSTRA Program, with less emphasis on the sales of our Inherent Health brand of genetic tests and related programs. As part of our work force restructuring in March 2017, we are streamlining our commercial strategy for the ILUSTRA Program. We continue to support the ILUSTRA Program deployments with customers and will advance new customer relationships that expand the evidence base of this program’s effectiveness. We will continue to refine our strategy for this program based on our financial resources and its commercial success.

The ILUSTRA Program serves as a central component to an enhanced benefit design or wellness initiative directed to lower medical costs through disease avoidance and reduced disease progression and complications. We position the ILUSTRA Program as a tool to drive medical value; empowering individuals and healthcare professionals with actionable genetics data. The test identifies individuals at high risk for elevated systemic inflammation, enabling a risk stratification framework to personalize care interventions and patient outreach. The program creates value through early identification of risk, elevated professional surveillance for disease detection, and enhanced patient engagement and compliance

We market the ILUSTRA Program to large employers, who are typically self-insured, and to insurance carriers. Our employer customers see value in the potential reduction of medical costs associated with the highly prevalent inflammatory diseases that our program can provide. Within this customer segment, initial targets tend to be progressive, wellness-minded companies that are engaged in other programs aimed at improving the overall health of their employees.

Within the insurance carrier segment, we place particular emphasis on carriers with dental-medical integration (DMI) products, either in place or in development, and integrated delivery networks (IDNs), as these customers are best positioned to realize value from the potential reduction of medical costs associated with the highly prevalent inflammatory diseases that our program can provide. This insurance carrier segment represents a large market, as an estimated 170 million Americans have dental coverage through an insurance program. These customers are increasingly focused on DMI products, as the correlation between oral health and general health has become better understood. We believe the potential of our ILUSTRA Program to facilitate the realization of cost savings through reduced medical claims is well-aligned with this powerful trend in the insurance industry.

We pursue these customers through our internal team, and through consultants and other third parties, including channel partners, primarily benefits consulting firms, who may be helpful to identify, and facilitate initial interactions with, potential customers. We have established one such relationship at this point, with Employee Benefit Consulting Group LLC (EBCG), a firm with expertise in the U.S. insurance market and strong relationships with employers, insurance carriers, and health and wellness providers. We work with EBCG to build awareness of the ILUSTRA Program as a tool for personalizing patient care among insurance carriers, benefit plans and employer groups, and to potentially incorporate the test in the design of risk-based benefit plans.

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

We market our Inherent Health brand of genetic assessment tests primarily through our commercial relationships with Alticor Inc. affiliated companies. Alticor is a related party. On October 26, 2009, we entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (Amway Global), a subsidiary of Alticor. Pursuant to this agreement, Amway Global sells our Inherent Health brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. In 2016 and 2015, revenues from this agreement accounted for approximately 24% and 45% of our revenues, respectively.

In 2012 and 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor, placed purchase orders totaling approximately $3.3 million consisting of Weight Management kits. Of the $3.3 million in orders received in 2013, $1.8 million was related to the 2014 program and $1.5 million was related to the 2013 program. Cash for the kits purchased for the 2013 program was received in the first quarter of 2013 and cash for the kits purchased for the 2014 program was received by December 31, 2013. As a component of the 2013 promotional program, and not reflective of actual product expiry, the kits were required to be redeemed before December 31, 2013. In February 2014, we removed the redemption date requirement for the 2013 promotional program, for which ABG paid us $519,000 as a retrospective increase in the product purchase price. Cash related to the 2013 promotional program, including the $519,000, will be treated as deferred revenue until kits are redeemed or the breakage analysis determines the probability of eventual redemption is remote. In October 2014, we received $250,000 as a retrospective increase in the product purchase price for unsold kits as consideration for extending the required redemption date of the 2014 promotional program to December 31, 2017. Cash received for these kits will be treated as deferred revenue until kits are redeemed for processing or on the final allowed redemption date of December 31, 2017. For the years ended December 31, 2016 and 2015, approximately 4% and 13%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

On September 21, 2012, we entered into a License Agreement (the “License Agreement”) with Access Business Group International LLC (“ABGI”), an affiliate of Alticor. Pursuant to this License Agreement, we granted ABGI and its affiliates (the Licensees) a non-exclusive license to use the technology related to our Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa. ABGI, or a laboratory designated by ABGI, is responsible for processing the tests, and we receive a royalty for each test sold. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement. During the year ended December 31, 2016 $199,000 related to license fees was earned, compared to $191,000 for the same period in 2015.

Our research and development expenses are focused on our own development efforts related primarily to our ILUSTRA and cardiovascular disease genetic tests. We are also focusing on seeking potential commercial partners to validate our technology within their specific business model as a collaboration with little or no cost to us. This is different than in prior years when our development focus was concentrated in research and development to bring new test configurations to market.

We recognize revenue from genetic testing services when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. During the fourth quarter of 2013, we concluded that sufficient historical customer genetic test redemption patterns existed to determine the period of time after which the likelihood of test redemption was remote for Inherent Health tests purchased. Based on our analysis of the redemption data, we estimate that period of time to be three years after the sale of a genetic test kit. Prior to making this determination, revenue was recognized only on test kits returned and processed. Beginning in the fourth quarter of 2013, we began to recognize breakage revenue based on the likelihood of test redemption becoming remote. The term remote requires statistical analysis of customer redemption patterns for all tests sold and returned. We analyzed redemption patterns from 2009 through 2015. Included in genetic test revenue in the year ended December 31, 2016 is $191,000 of breakage revenue related to unredeemed genetic test kits from the year ended December 31, 2013, compared to $218,000 of breakage revenue in the same period in 2015 related to unredeemed genetic test kits from the year ended December 31, 2012. We expect to continue to recognize breakage revenue and the corresponding deferred cost of goods as well as analyze the data on a quarterly basis based on the historical analysis.

In the genetic test business, competition is in flux and the markets and customer base are not well established. Adoption of new technologies by customers requires substantial market development and customer education. Historically, we have focused on our relationship with our primary customer, Alticor, a significant direct marketing company, in order to assist us in developing the market for our products and educating our potential customers. Our challenge in 2017 and beyond will be to develop the market for our personalized health products, in particular our ILUSTRA Program, and we will allocate considerable resources to commercialization of our ILUSTRA Program. Due to the early stage of this initiative, we cannot predict with certainty fluctuations we may experience in our genetic test revenues or whether such revenues will ever be material, or if material, will be sustained in future periods.

Financing Transactions

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

On December 23, 2014, the Company entered into a Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (the “Lender”) under which the Company borrowed $5.0 million. The loan originally bore interest at a floating rate equal to the One Month LIBOR Rate (with a floor of 0.50%) plus 8.50%. The loan was to be repaid in forty-five (45) monthly payments consisting of fifteen (15) monthly payments of only interest followed by thirty (30) equal monthly payments of principal and interest. In addition, at the end of the repayment term (or at early termination of the loan) a final payment equal to 4.5% of the loan would have been due and payable. The Company’s obligations under the Loan Agreement were secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company had also agreed not to pledge or otherwise encumber its intellectual property assets, subject to certain exceptions. In connection with the Loan Agreement, the Company issued to the Lender and its affiliates warrants to purchase a total of 2,492,523 shares of common stock at an exercise price of $0.1003 per share, which the Company refers to herein as the 2014 Lender Warrants. The 2014 Lender Warrants vested immediately, are all currently exercisable and have a term of ten (10) years. On August 25, 2016, the Company and the Lender entered into the First Amendment of Venture Loan and Security Agreement and an Amended and Restated Secured Promissory Note (collectively referred to herein as the “2016 Debt Restructuring”), which was effective as of August 1, 2016, pursuant to which the principal payments due from August 2016 through December 2016 will be reduced to 33% of the principal payments due for these periods under the Loan Agreement. In consideration of these changes, (i) the Company paid the Lender an amendment fee of $25,000 and reimbursed the Lender’s legal expenses in the amount of $5,000, (ii) the Company granted the Lender a first priority security interest in substantially all of its assets, including its intellectual property, (iii) the interest rate of the loan has been increased to 11.00% plus the amount by which the one month LIBOR Rate exceeds 0.50%, and (iv) the final payment was increased from 4.5% of the loan, or $225,000, to 6.5% of the loan, or $325,000. At December 31, 2016, the interest rate was 11.27% per annum. In connection with the 2016 Debt Restructuring, the Company also issued to the Lender an additional warrant to purchase up to 5,169,577 shares of the Company’s common stock at an exercise price of $0.0994 per share (the “2016 Lender Warrant”). The 2016 Lender Warrant vested immediately, is currently exercisable and has a term of ten (10) years.

On April 17, 2017, we entered into a series of agreements, including the Second Amendment of Venture Loan and Security Agreement and a warrant to purchase common stock, to restructure our existing debt under the Loan Agreement, which resulted in the deferral of the principal amount due to the Lender on April 1, May 1, and June 1, 2017, and the potential deferral of the principal amount due to the Lender on July 1, August 1 and September 1, 2017, such potential deferral of principal is dependent upon whether, as of June 15, 2017, we provide evidence reasonably satisfactory to the Lender that we are actively negotiating a clinical services or similar agreement, the terms of which are satisfactory to the Lender, which we believe, in good faith, we will enter into no later than September 1, 2017. In exchange for agreeing to defer principal payments, the Lender was granted a warrant to purchase our common stock. The number of shares of common stock issuable upon exercise of the warrant is determined by dividing the amount of principal payments deferred by the exercise price of the warrant, which could result in the warrant being exercisable for between approximately 5,519,604 and 11,039,209 shares. The warrant has an exercise price of $0.10438, is exercisable on a net issuance basis and has a 10-year term.

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

On April 17, 2017, we sold $500,000 of Convertible Notes (the “2017 Notes”) to each of Bay City Capital and Horizon Technology Finance Corporation (the “Note Holders”), for a total of $1,000,000 in aggregate principal. The 2017 Notes will convert into common stock if certain conditions are met. In connection with the issuance of the 2017 Notes, we also issued warrants to purchase common stock to the Note Holders. See “Recent Developments” above and Item 9B “Other Information” for more details of this bridge financing.

Liquidity and Capital Resources

As of December 31, 2016, we had cash of $2.7 million.

Cash used in operations was $6.5 million for the year ended December 31, 2016 compared to $6.7 million for the year ended December 31, 2015. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of prepaid expenses, reduced payments from related party receivables, inventory levels, receipt of orders and the timing of payments to suppliers.

Cash used in investing activities was $85,000 for the year ended December 31, 2016, compared to $82,000 for the year ended December 31, 2015. Capital additions were $85,000 for the year ended December 31, 2016 which was related to the costs of creating the new ILUSTRA product website. Capital additions were $82,000 for the year ended December 31, 2015, of which approximately $11,000 related to internal use software, $50,000 related to the addition of laboratory equipment and $21,000 related to the addition of new servers.

Cash provided by financing activities was $4.6 million for the year ended December 31, 2016, compared to cash provided by financing activities of $13,000 for the year ended December 31, 2015. In July 2016 the Company received approximately $5.5 million in net proceeds, after $63,000 in related expenses, from the 2016 Private Placement. This was partially offset by $967,000 in principal payments related to our venture loan and security agreement with the Lender entered into on December 23, 2014, as restructured in August 2016. The Company received $16,000 from stock purchases through the employee stock purchase plan during the year ended December 31, 2016 compared to $21,000 for the year ended December 31, 2015. The $21,000 received through the employee stock purchase plan for the year ended December 31, 2015 was offset by $8,000 in additional fees related to the December 2014 Private Placement.

The amount of cash we generate from operations is currently not sufficient to continue to fund operations and grow our business. We expect that, taking into account the transactions described in Recent Developments above, our current financial resources will be adequate to maintain our current and planned operations through the second quarter of 2017. We believe our success depends on our ability to consummate a material collaboration related to our CVD test and to generate significant revenues for the ILUSTRA Program through potential partners. The timing of any revenues that we may receive from either the CVD asset or the ILUSTRA Program is uncertain at this time, and is contingent upon a number of factors, including our ability to consummate arrangements with other partners for the CVD asset or to promote the ILUSTRA Program, our partners’ ability to develop reimbursed insurance plans and to develop a viable market for such plans, and the timing of utilization of the ILUSTRA Program pursuant to insured plans, or other possible arrangements. We do not expect to receive any material revenues from either the CVD asset or the ILUSTRA Program until mid to late 2017, at the earliest, and the timing of any such revenues may be substantially later. We may never receive significant revenues.

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

Results of Operations

Years Ended December 31, 2016 and 2015

Total revenue was $2.51 million for the year ended December 31, 2016 compared to $1.44 million for the year ended December 31, 2015. The change in total revenue is largely attributable to contracted research projects, partially offset by a decrease in kits returned for processing related to ABG’s promotional product bundle.

During the year ended December 31, 2016, 24% of our sales revenue came through our Merchant Network and Channel Partner Agreement with Amway Global compared to 45% during the year ended December 31, 2015. During the same periods, 4% and 13%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

Cost of revenue for the year ended December 31, 2016 was $1.60 million, or 63.7% of revenue, compared to $1.41 million, or 98.1% of revenue, for the year ended December 31, 2015. The decrease in the cost of revenue as a percentage of revenue in the year ended December 31, 2016 is primarily attributable to the fixed laboratory costs being applied to higher revenue in the period, which was due to contracted research projects. Deferred cost of revenue related to breakage revenue was $10,000 for the year ended December 31, 2016 compared to $10,000 for the year ended December 31, 2015. Also included in cost of revenue for the year ended December 31, 2016 is a charge of $17,000 from the write off of obsolete raw materials and kits related to the PerioPredict test.

Research and development expenses were $1.5 million for the year ended December 31, 2016, compared to $1.3 million for the year ended December 31, 2015. The 14% increase of $181,000 is primarily attributable to expenses related to Dr. Kornman moving back to the R&D department in April 2015 as President and Chief Scientific Officer from his previous position as CEO. While he served as CEO, expenses generated by Dr. Kornman were recorded as selling, general and administrative expenses. The increase in research and development expenses was also partially due to increased compensation expense related to annual salary increases for existing staff and our patient engagement study.

Selling, general and administrative expenses were $6.1 million for the year ended December 31, 2016, compared to $5.9 million for the year ended December 31, 2015. The 3.3% increase is primarily attributable to higher legal fees and expenses related to the rebranding of the ILUSTRA Program partially offset by lower recruiting and patent fees as well as lower commissions related to our Merchant Network and Channel Partner Agreement with Amway Global.

Interest expense was $741,000 for the year ended December 31, 2016, compared to $609,000 for the year ended December 31, 2015. The interest expense is entirely related to our venture loan and security agreement with the Lender entered into on December 23, 2014, as restructured in August 2016.

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

INTERLEUKIN GENETICS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Interleukin Genetics, Inc.

We have audited the accompanying balance sheets of Interleukin Genetics, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interleukin Genetics, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations and as of December 31, 2016 the Company’s current liabilities exceeded its current assets. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Boston, Massachusetts
April 17, 2017

INTERLEUKIN GENETICS, INC.

BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$2,657,214	$4,706,018
Accounts receivable from related party	74,535	39,989
Trade accounts receivable	31,354	45,973
Inventory	73,064	124,583
Prepaid expenses	434,983	778,970
Total prepaid expenses and other current assets	3,271,150	5,695,533
Fixed assets, net	511,192	643,900
Intangible assets, net	25,429	58,879
Other assets	28,001	93,208
Total assets	$3,835,772	$6,491,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$505,630	$408,374
Accrued expenses	238,087	497,688
Deferred revenue	2,502,966	3,238,541
Short term debt	2,304,545	1,333,333
Total current liabilities	5,551,228	5,477,936
Long term debt	1,130,094	3,474,984
Total liabilities	6,681,322	8,952,920

Stockholders’ deficit:
Convertible preferred stock, $0.001 par value — 6,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	––	––
Common stock, $0.001 par value — 450,000,000 and 300,000,000 shares authorized; 229,381,059 and 172,887,221 shares issued and outstanding at December 31, 2016 and 2015, respectively	229,383	172,889
Additional paid-in capital	133,327,491	126,354,036
Accumulated deficit	(136,402,424)	(128,988,325)
Total stockholders’ deficit	(2,845,550)	(2,461,400)
Total liabilities and stockholders’ deficit	$3,835,772	$6,491,520

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2016	2015
Genetic testing	$1,032,317	$1,155,980
Other	1,481,139	284,930
Total revenue	2,513,456	1,440,910
Cost of revenue	1,601,958	1,414,113
Gross profit	911,498	26,797
Operating expenses:
Research and development	1,480,882	1,299,542
Selling, general and administrative	6,070,746	5,878,940
Amortization of intangibles	33,450	136,886
Total operating expenses	7,585,078	7,315,368
Loss from operations	(6,673,580)	(7,288,571)
Other income (expense):
Interest income	—	222
Interest expense	(740,519)	(609,664)
Total other expense	(740,519)	(609,442)
Loss before income taxes	(7,414,099)	(7,898,013)
Net loss	$(7,414,099)	$(7,898,013)

Basic and diluted net loss per common share	$(0.04)	$(0.05)
Weighted average common shares outstanding, basic and diluted	197,089,020	172,813,224

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2016 and 2015

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balance as of December 31, 2015	—	—	172,887,221	$172,889	$126,354,036	$(128,988,325)	$(2,461,400)
Net loss	—	—	—	—	—	(7,414,099)	(7,414,099)
Common stock issued:
Private placement of common stock, net of offering costs of $62,849	—	—	56,262,571	56,263	5,473,388	—	5,529,651
Horizon warrant	—	—	—	—	503,667	—	503,667
Danforth warrant	—	—	—	—	8,885	—	8,885
Exercise of employee stock options	1,316	1	66	—	67
Employee stock purchase plan	—	—	229,951	230	15,761	—	15,991
Stock-based compensation expense	—	—	—	—	971,688	—	971,688
Balance as of December 31, 2016	—	—	229,381,059	$229,383	$133,327,491	$(136,402,424)	$(2,845,550)

The accompanying notes are an integral part of these financial statements.

INTERLEUKIN GENETICS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(7,414,099)	$(7,898,013)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	251,021	349,254
Amortization of loan issuance costs and FV of warrants	171,127	108,224
Stock-based compensation expense	971,688	892,087
Changes in operating assets and liabilities:
Receivable from related party	(34,546)	(16,445)
Trade accounts receivable	14,619	(31,960)
Inventory	51,519	46,992
Prepaid expenses and other assets	343,987	(274,251)
Accounts payable	97,256	(105,553)
Accrued expenses	(259,601)	154,463
Deferred revenue	(735,575)	84,043
Net cash used in operating activities	(6,542,604)	(6,691,159)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital additions	(84,863)	(82,489)
Net cash used in investing activities	(84,863)	(82,489)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from private placement of common stock and warrants	5,592,500	––
Private placement offering costs	(62,849)	(8,095)
Payment of notes payable	(967,045)	––
Proceeds from employee stock purchase plan and employee option exercises	16,057	20,954
Net cash provided by financing activities	4,578,663	12,859
Net decrease in cash and equivalents	(2,048,804)	(6,760,789)
Cash, beginning of period	4,706,018	11,466,807
Cash, end of period	$2,657,214	$4,706,018
Supplemental disclosures of cash flow information:
Cash paid for interest	$429,267	$467,500
Supplemental disclosures of non-cash investing and financing activities:
Warrants issued in connection with long term debt amendment	$5,169,577	$––

The accompanying notes are an integral part of these financial statements

INTERLEUKIN GENETICS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

Note 1—Company Overview

Interleukin Genetics, Inc. (“the Company”) develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive or therapeutic measures. The Company’s principal operations and markets are located in the United States.

Through 2016, the Company’s focus was on commercializing its ILUSTRA™ Inflammation Management Program (the “ILUSTRA Program”) and its Inherent Health® brand of genetic tests. The Company is continuing to support the ILUSTRA Program deployments with customers and will advance new customer relationships that expand the evidence base of this program’s effectiveness. The Company will continue to refine its strategy for the ILUSTRA Program based on the Company’s financial resources and its commercial success. During late 2016 and early 2017, the Company redefined its strategy to add emphasis on a cardiovascular disease (CVD) program.

Note 2—Operating Matters and Liquidity

The Company has experienced net operating losses since its inception through December 31, 2016. The Company had net losses of $7.4 million and $7.9 million for the years ended December 31, 2016 and 2015, respectively, contributing to an accumulated deficit of $136.4 million as of December 31, 2016. In addition, the Company’s current liabilities exceed its current assets as of December 31, 2016 and the Company has primarily relied on external financing to fund its operations.

As of March 31, 2017, the Company has cash of approximately $791,000, and has no access to credit. The Company has accounts payable and accrued expenses of $1.1 million, and owes $3.6 million in principal payments to Horizon. The Company estimates that $5.5 million in additional capital would be required to maintain the Company’s operations for one year from March 31, 2017.

As further discussed in Note 15 “Subsequent Events”, the Company issued and sold $1,000,000 in aggregate principal Subordinated Convertible Promissory Notes, amended the Venture Loan and Security Agreement to defer principal amounts due in 2017, and implemented a work force reduction. The Company expects that, taking into account these transactions, current financial resources will be adequate to maintain the current and planned operations through the second quarter of 2017. The Company believes its success depends on its ability to consummate a material collaboration related to its CVD test and to generate significant revenues for the ILUSTRA Program through potential partners. The timing of any revenues that the Company may receive from either the CVD asset or the ILUSTRA Program is uncertain at this time, and is contingent upon a number of factors, including the Company’s ability to consummate arrangements with other partners for the CVD asset or to promote the ILUSTRA Program, the Company’s partners’ ability to develop reimbursed insurance plans and to develop a viable market for such plans, and the timing of utilization of the ILUSTRA Program pursuant to insured plans, or other possible arrangements. The Company does not expect to receive any material revenues from either the CVD asset or the ILUSTRA Program until mid to late 2017, at the earliest, and the timing of any such revenues may be substantially later. The Company may never receive significant revenues.

These conditions, among others, considered in the aggregate raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company’s financial statements have been prepared assuming that it will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertain realization. The amount of cash the Company generates from operations is currently not sufficient to continue to fund operations and grow the business.

Until such time, if ever, that the Company generates revenues sufficient to fund operations, the Company may fund its operations by issuing common stock, debt or other securities in one or more public or private offerings, as market conditions permit, or through the incurrence of debt from commercial lenders. Debt financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. There can be no assurance that additional funds will be available when the Company needs them on terms that are acceptable to the Company, or at all. If adequate funds are not available to the Company on a timely basis, the Company may be required to delay, limit, reduce or cease activities or operations or enter into licenses or other arrangements with third parties on terms that may be unfavorable to the Company or sell, license or relinquish rights to develop or commercialize its products, technologies or intellectual property. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives.

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

On August 25, 2016, the Company and the Lender entered into the First Amendment of Venture Loan and Security Agreement and an Amended and Restated Secured Promissory Note (collectively referred to herein as the “2016 Debt Restructuring”), which was effective as of August 1, 2016, pursuant to which the principal payments due from August 2016 through December 2016 were reduced to 33% of the principal payments due for these periods under the Loan Agreement. Principal payments were also subject to reduction in future periods upon the achievement of certain milestones by the Company. These milestones were not achieved. In consideration of these changes, (i) the Company paid the Lender an amendment fee of $25,000 and reimbursed the Lender’s legal expenses in the amount of $5,000, (ii) the Company granted the Lender a first priority security interest in substantially all of its assets, including its intellectual property, (iii) the interest rate of the loan was increased to 11.00% plus the amount by which the one month LIBOR Rate exceeds 0.50%, and (iv) the final payment was increased from 4.5% of the loan, or $225,000, to 6.5% of the loan, or $325,000. At December 31, 2016, the interest rate was 11.27% per annum. In connection with the 2016 Debt Restructuring, the Company also issued to the Lender an additional warrant to purchase up to 5,169,577 shares of the Company’s common stock at an exercise price of $0.0994 per share (the “2016 Lender Warrant”). The 2016 Lender Warrant vested immediately, is currently exercisable and has a term of ten (10) years. See Note 15 “Subsequent Events” for additional information with respect to an amendment to the Venture Loan and Security Agreement entered into in April 2017.

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

Revenue Recognition

Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. As of December 31, 2016 and December 31, 2015, the Company had deferred genetic test revenue of $2.5 million and $3.2 million, respectively. Included in deferred revenue at December 31, 2016 is $2.4 million for kits that are still outstanding one year or longer after initial kit sale, of which $0.15 million was sold directly to consumers (credit card payments) and $2.3 million was sold to distributors as a promotional bundle. In 2012 and 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor Inc., a related party (“Alticor”), placed purchase orders totaling approximately $3.3 million consisting of Weight Management test kits. The kits were included as part of a promotional bundle of products that ABG sold to their Individual Business Owners (“IBOs”).

The Company recognizes breakage revenue related to genetic test kits utilizing the remote method. Under the remote method, breakage revenue should be recognized when the likelihood of the customer exercising rights of redemption becomes remote. The term remote requires statistical analysis of customer redemption patterns for all tests sold and returned. The Company analyzed redemption patterns from 2009 through 2015 and determined the period of time after which the likelihood of test redemption was remote was three years after the sale of a genetic test kit. Included in genetic test revenue in the years ended December 31, 2016 and 2015 is $191,000 and $218,000, respectively, of breakage revenue related to unredeemed genetic test kits sold in 2013 and 2012, respectively. The Company expects to continue to recognize breakage revenue on a quarterly basis based on the historical analysis.

Sales Commission

On October 26, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor Inc. (“Alticor”). Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. The Company accounts for sales commissions due to Amway Global under the Merchant Network and Channel Partner Agreement in accordance with SEC Staff Accounting Bulletin (“SAB”) 104. Commissions are recorded as an expense at the time they become due which is at the point of sale. The cost of commissions was $225,000 and $302,000 for the years ended December 31, 2016 and 2015, respectively.

Accounts Receivable

Accounts receivable is stated at estimated net realizable value, which is generally the invoiced amount less any estimated discount related to payment terms. The Company offers its commercial genetic test customers a 2% cash discount if payment is made by bank wire transfer within 10 days of the invoice date. No accounts receivable reserve is required at December 31, 2016 as all accounts receivable are expected to be collected.

Inventory

Kit inventory is carried at lower of cost (first-in, first-out method) or market and no inventory reserve was deemed necessary for the years ended December 31, 2016 and 2015. As the Company does not manufacture any products, no overhead costs are included in inventory. Inventory is stored at a fulfillment provider. Inventory consisted of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Raw materials	$68,447	$112,372
Finished goods	4,617	12,211
Total inventory, net	$73,064	$124,583

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

Significant management judgment is required in determining the Company’s provision (benefit) for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against its deferred tax assets of approximately $36.4 million as of December 31, 2016, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

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

The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the year ended December 31, 2016.

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

	As of December 31,
	2016	2015
Options outstanding	31,363,319	21,657,776
Warrants outstanding	149,733,227	88,301,079
Total	181,096,546	109,958,855

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During the years ended December 31, 2016 and 2015, there were no items other than net loss included in the determination of comprehensive loss.

Fair Value of Financial Instruments

The Company, using available market information, has determined the estimated fair values of financial instruments. The stated values of cash, accounts receivable and accounts payable approximate fair value due to the short term nature of these instruments. The fair value of warrants is calculated using the Black-Scholes pricing model.

Cash

The Company maintains its cash with a domestic financial institution that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2016, its concentration of credit risk related to cash was not significant. Cash is available on demand and is generally in excess of FDIC insurance limits.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the remaining term of the lease.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that carrying amounts of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Any write-downs, based on fair value, are to be treated as permanent reductions in the carrying amount of the assets. For the year ended December 31, 2015, the Company recorded a write down of $66,000 associated with the patents that no longer were needed to support the Company’s business. The Company determined that no impairment existed related to the Company’s long-lived assets at December 31, 2016.

Segment Reporting

As of December 31, 2016 and 2015, the Company has one segment, the genetic test business. The Company develops genetic tests for sale into the emerging personalized health market and performs testing services that can help individuals improve and maintain their health through preventive measures. The Company’s principal operations and markets are located in the United States.

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

In April 2015, the FASB voted to defer the required implementation date of ASU 2014-09 to December 2017. Public companies may elect to adopt the standard along the original timeline. Revenue from the Company’s genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test or the requesting physician. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred. The Company is not electing to adopt early and is evaluating the impact of ASU 2014-09 on the Company’s financial disclosures.

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

On October 26, 2009, the Company entered into a Merchant Network and Channel Partner Agreement with Amway Corp., d/b/a/ Amway Global (“Amway Global”), a subsidiary of Alticor Inc. Pursuant to this Agreement, Amway Global sells the Company’s Inherent Health® brand of genetic tests through its e-commerce website via a hyperlink to our e-commerce site. The Company paid Amway Global $225,000 and $302,000 in commissions for the years ended December 31, 2016 and 2015, respectively, representing a percentage of net sales to their customers. The Company expenses commissions owed to Amway Global at the point of sale with the customer.

In 2012 and 2013, Access Business Group LLC (“ABG”), an affiliate of Alticor, placed purchase orders totaling approximately $3.3 million consisting of Weight Management test kits. The kits are included as part of a promotional bundle of products that Amway sold to their Individual Business Owners (IBOs). Of the $3.3 million in orders, $1.5 million was received for the 2013 program and $1.8 million for the 2014 program. As a component of the 2013 promotional program, and not reflective of actual product expiry, the kits were required to be redeemed by December 31, 2013. In February 2014, the Company removed the redemption date requirement for the 2013 promotional program, for which ABG paid the Company $519,000 as a retrospective increase in the product purchase price. All cash received related to the 2013 promotional program, including the $519,000, will be treated as deferred revenue until specific kits are returned for processing or the breakage analysis determines the probability of eventual redemption is remote. In October 2014, the Company received $250,000 as a retrospective increase in the product purchase price for unsold kits as consideration for extending the required redemption date of the 2014 promotional program to December 31, 2017. All cash received for these kits will be treated as deferred revenue until specific kits are returned for processing or on the final allowed redemption date of December 31, 2017.

On September 21, 2012, the Company entered into a License Agreement (the “License Agreement”) with Access Business Group International LLC (“ABGI”), an affiliate of Alticor. Pursuant to the License Agreement, the Company has granted ABGI and its affiliates a non-exclusive license to use the technology related to Interleukin’s Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa (the “Territories”). ABGI, or a laboratory designated by ABGI, will be responsible for processing the tests, and the Company will receive a royalty for each test sold, which royalty will increase if certain pending patent applications are issued. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement which was June 2013. Thereafter, the term will automatically renew for additional one-year periods unless notice is delivered by either party at least 60 days prior to the anniversary date. During the years ended December 31, 2016 and 2015, $199,000 and $191,000, respectively, of revenue was earned.

In connection with the execution of the License Agreement, the Company and ABGI also entered into a Professional Services Agreement (the “PSA”) pursuant to which the Company has agreed to provide services to ABGI in connection with its sale and processing of the tests within the Territories. No fees were earned in the years ended December 31, 2016 and 2015 under the PSA.

For years ended December 31, 2016 and 2015, approximately 24% and 45%, respectively, of our revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor, and 4% and 13%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

On February 25, 2013, the Company entered into a Preferred Participation Agreement with Renaissance Health Services Corporation (“RHSC”), for itself and on behalf of certain of its affiliates and subsidiaries. This agreement was amended and restated on November 1, 2013. RHSC is a related party through its affiliation with Delta Dental of Michigan, Inc. (“DDMI”), a stockholder of the Company. Pursuant to this agreement, as amended, affiliates of RHSC agreed to reimburse the Company a fixed price for each ILUSTRA Test that the Company processed. This amended agreement had a term of three years beginning February 25, 2013 and terminated on February 25, 2016. A revised agreement with substantially similar terms was executed in April 2016.

Note 5—Debt Instruments

Venture Loan and Security Agreement

On December 23, 2014, the Company entered into a Venture Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (the “Lender”) under which the Company borrowed $5.0 million. The loan bore interest at a floating rate equal to the One Month LIBOR Rate (with a floor of 0.50%) plus 8.50%. In the event that the One Month LIBOR Rate, as reported in the Wall Street Journal, exceeded 0.50%, the interest rate would have been adjusted by an amount equal to the difference between such rates at the end of that particular month. The loan was to be repaid in forty-five (45) monthly payments consisting of fifteen (15) monthly payments of only interest followed by thirty (30) equal monthly payments of principal and interest (the “Payment Terms”). In addition, at the end of the repayment term (or at early termination of the loan) a final payment equal to 4.5% of the loan would have been due and payable. The Company’s obligations under the Loan Agreement were secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company had also agreed not to pledge or otherwise encumber its intellectual property assets, subject to certain exceptions. In connection with the Loan Agreement, the Company issued to the Lender and its affiliates warrants to purchase a total of 2,492,523 shares of common stock at an exercise price of $0.1003 per share, which the Company refers to herein as the 2014 Lender Warrants. The 2014 Lender Warrants vested immediately, are all currently exercisable and have a term of ten (10) years.

On August 25, 2016, the Company and the Lender entered into the First Amendment of Venture Loan and Security Agreement and an Amended and Restated Secured Promissory Note (collectively referred to herein as the “2016 Debt Restructuring”), which was effective as of August 1, 2016, pursuant to which the principal payments due from August 2016 through December 2016 was reduced to 33% of the principal payments due for these periods under the Loan Agreement. In consideration of these changes, (i) the Company paid the Lender an amendment fee of $25,000 and reimbursed the Lender’s legal expenses in the amount of $5,000, (ii) the Company granted the Lender a first priority security interest in substantially all of its assets, including its intellectual property, (iii) the interest rate of the loan was increased to 11.00% plus the amount by which the one month LIBOR Rate exceeds 0.50%, and (iv) the final payment was increased from 4.5% of the loan, or $225,000, to 6.5% of the loan, or $325,000. At December 31, 2016, the interest rate was 11.27% per annum. In connection with the 2016 Debt Restructuring, the Company also issued to the Lender a warrant to purchase up to 5,169,577 shares of the Company’s common stock at an exercise price of $0.0994 per share (the “2016 Lender Warrant”). The 2016 Lender Warrant vested immediately, is currently exercisable and has a term of ten (10) years. See Note 15 “Subsequent Events” for additional information with respect to an amendment to the Venture Loan and Security Agreement entered into in April 2017.

The Company recorded a discount on the loan comprised of (i) $89,000 in cash fees paid to the Lender related to the Loan Agreement, (ii) $261,000 as the intrinsic value of the 2014 Lender Warrants, (iii) $30,000 in cash fees paid to the Lender related to the 2016 Debt Restructuring and (iv) $504,000 as the intrinsic value of the 2016 Lender Warrants. The discount on the loan is amortized over the term of the loan in the Company’s Statements of Operations. As of December 31, 2016, the unamortized discount associated with the loan was $579,000. The amended final non-principal payment of $325,000 will be accrued as additional interest expense, using the effective interest method, over the term of the loan. Cash interest expense for the years ended December 31, 2016 and 2015 was $429,000 and $456,000, respectively. Non-cash interest expense was $294,000 for the year ended December 31, 2016 compared to $153,000 for the year ended December 31, 2015.

Note 6—Fixed Assets

The useful lives and balances of fixed assets at December 31, 2016 and 2015 consisted of the following:

	Useful Life	2016	2015
Computer software, computer equipment and office equipment	3 years	$516,511	$516,511
Laboratory equipment	5 years	1,896,417	1,887,454
Furniture and fixtures	5 years	40,349	40,349
Leasehold improvements	5 years	309,618	309,618
Website development	3 years	374,453	298,553
		3,137,348	3,052,485
Less — Accumulated depreciation and amortization		(2,626,156)	(2,408,585)
Total		$511,192	$643,900

Depreciation and amortization expense was $218,000 and $212,000, for the years ended December 31, 2016 and 2015, respectively.

Note 7—Intangible Assets

Intangible assets at December 31, 2016 and 2015 consisted of the following:

	2016	2015

Patent costs	$1,154,523	$1,154,523
Less — Accumulated amortization	(1,129,094)	(1,029,497)
Less — Write off related to patents no longer in use	—	(66,147)
Total	$25,429	$58,879

Patent amortization expense was $33,000 and $137,000 for the years ended December 31, 2016 and 2015, respectively.

Patent costs which are being amortized on a straight-line basis over a 10-year life, are scheduled to amortize as follows:

Year ended December 31,
2017	19,117
2018	6,312
$25,429

Note 8—Accrued Expenses

Accrued expenses at December 31, 2016 and 2015 consisted of the following:

	2016	2015
Payroll and vacation	$81,928	$412,674
Other	156,159	85,014
Total accrued expenses	$238,087	$497,688

Note 9—Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its financial condition, results of operations or cash flows.

Employment Agreements

On May 19, 2016, the Company entered into an employment agreement with Stephan Toutain for the position of Chief Commercial Officer beginning on August 15, 2016 (the “Start Date”). The agreement provides for a minimum annual base salary of $315,000 and he is eligible for a bonus of 30% of his base salary pursuant to the Company’s bonus plan. Pursuant to the agreement, Mr. Toutain was granted options to purchase 3,738,933 shares of the Company’s common stock, which was equal to 1% of the Company’s fully diluted shares of the Company as of his Start Date, at an exercise price equal to fair market value of the Company’s common stock on the grant date of the option. The option will vest as to 25% of the shares on the first anniversary of the Start Date, and as to an additional 2.083% of the shares monthly thereafter. Mr. Toutain’s agreement is terminable at will by the Company or Mr. Toutain. If the Company terminates Mr. Toutain without cause, the Company will pay Mr. Toutain, in addition to any accrued, but unpaid compensation prior to termination, an amount equal to six months of his base salary in effect at the time of the termination.

Bonus Plan

On February 26, 2014, the Compensation Committee approved an Employee Bonus Plan (the “Employee Bonus Plan”) that replaces the Bonus Plan approved on December 21, 2012. Under the Employee Bonus Plan, bonuses may be awarded upon the achievement of corporate goals, however, the Compensation Committee has absolute discretion as to whether bonuses will be awarded and the size of any bonus, notwithstanding whether any such corporate goals are met. Bonus accruals totaling $166,000 were recorded in 2015 in accrued expenses on the balance sheet. In January 2016, the Board of Directors approved the 2015 bonus disbursement, which occurred in February 2016. For the year ended December 31, 2016 there was no bonus accrual and will be no bonus payout in the first quarter of 2017.

Operating Leases

The Company leases its office and laboratory space under a non-cancelable operating lease which is scheduled to expire on March 31, 2017. The lease agreement includes an initial base rent beginning in March 2014 with an escalation of 2.06% of the base rent in year two and another 2.06% increase in year three. In September 2016, the Company entered into the third amendment to the commercial lease (“Third Amendment”) to extend the lease from April 1, 2017 through March 31, 2019. The Third Amendment includes an initial base rent beginning in April 2017 with an escalation of 2.88% of the base rent in year two.

Future minimum lease commitments under non-cancelable lease agreements with initial or remaining terms of one year or more at December 31, 2015, are as follows:

Year Ended December 31,	Office Lease	Copier Lease	Net Lease	Office Equipment	Total Payments, Net
2017	335,279	6,624	341,903	2,226	344,129
2018	345,020	1,104	346,124	1,484	347,608
2019	86,864	—	86,864	—	86,864
	$767,163	7,728	$774,891	$3,710	$778,601

Rent expense was $347,000 and $352,000 for the years ended December 31, 2016 and 2015, respectively

Note 10—Capital Stock

Authorized Preferred and Common Stock

As of December 31, 2016, the Company has 6,000,000 shares of preferred stock, par value $0.001 authorized and 450,000,000 shares of common stock, par value $0.001 authorized. As of December 31, 2016 the Company has 229,381,059 shares of common stock outstanding and the following shares of common stock are reserved for issuance:

	Reserved for issuance	Strike Price	Expiry

Shares reserved under outstanding stock options and options available for grant	52,092,463

Rights associated with Employee Stock Purchase Plan	70,122

Warrants to purchase common stock associated with the 2016 Debt Restructuring	5,169,577	$0.0994	Aug 1, 2026

Warrants to purchase common stock associated with July 2016 private placement	56,262,571	$0.0994	Jul 29, 2023

Warrants to purchase common stock associated with December 2014 private placement	50,189,431	$0.1003	Dec 23, 2021

Warrants to purchase common stock associated with December 2014 venture loan and security agreement	2,492,523	$0.1003	Dec 23, 2024

Warrants to purchase common stock associated with September 2014 consulting agreement with Danforth Advisors	100,000	$0.2500	Sep 8, 2024

Outstanding warrants issued in May 2013, vesting August 2013	14,426,230	$0.2745	Aug 9, 2020

Outstanding warrants issued in May 2013, vesting May 2013	20,655,737	$0.2745	May 17, 2020

Outstanding warrants issued in June 2012	437,158	$0.2745	Jun 29, 2017

Total common shares reserved for issuance at December 31, 2016	201,895,812

Total common shares issued and outstanding at December 31, 2016	229,381,059

Total common shares outstanding and reserved for issuance at December 31, 2016	431,276,871

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

In September 2014, the Company issued warrants to the Company’s financial consultant, Danforth Advisors, to purchase up to 100,000 shares of common stock at a price of $0.25 per share. The warrants have a ten (10) year term and vested on a monthly basis over two years. These warrants have fully vested as of December 31, 2016. The fair value of the warrants at issuance was recorded as equity totaling $24,000 and was fully amortized as of December 31, 2016. The non-cash compensation expense for the years ended December 31, 2016 and 2015 was $9,000 and $12,000 respectively.

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

For services related to this transaction, the placement agent, its legal counsel and the Company’s legal counsel received an aggregate of $218,000 in cash fees and the placement agent and an affiliate received warrants to purchase an aggregate of 89,731 shares of common stock (the “2014 Placement Agent Warrants”). The cash fees and the fair value of the 2014 Placement Agent Warrants were recorded as equity issuance costs resulting in a reduction to shareholders’ equity.

The 2014 Warrants and the 2014 Placement Agent Warrants were recorded as equity at fair value on the date of issuance. On the closing date of the December 2014 Private Placement, the fair value of the 2014 Warrants was $5.2 million, and the fair value of the 2014 Placement Agent Warrants was $9,000.

On July 29, 2016, the Company entered into the 2016 Purchase Agreement with the 2016 Investors, pursuant to which the Company sold to the 2016 Investors in the 2016 Private Placement an aggregate of 56,262,571 shares of common stock at a price of $0.0994 per share for gross proceeds of approximately $5.6 million. The 2016 Investors also received the 2016 Warrants to purchase up to an aggregate of 56,262,571 shares of common stock at an exercise price of $0.0994 per share. The 2016 Warrants vested immediately, are all currently exercisable and have a term of seven years.

For services related to this transaction, the Company’s legal counsel received $63,000 in cash fees.

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

In connection with the July 2016 Private Placement, on July 29, 2106, the Company also entered into a Registration Rights Agreement with the 2016 Investors, pursuant to which the Company was required to file a registration statement on Form S-1 within 45 days of July 29, 2016 to cover the resale of the shares of common stock sold to the 2016 Investors and the shares of common stock underlying the 2016 Warrants. The Company filed the registration statement on September 12, 2016, and it was declared effective on September 27, 2016.

Venture Loan and Security Agreement

On December 23, 2014, the Company entered into the Loan Agreement with the Lender under which the Company has borrowed $5.0 million. In connection with the Loan Agreement, the Company issued to the Lender and its affiliates 2014 Lender Warrants to purchase a total of 2,492,523 shares of common stock at an exercise price of $0.1003 per share. The 2014 Lender Warrants vested immediately, are all currently exercisable and have a term of ten (10) years. The fair value of the 2014 Lender Warrants at issuance was $261,000

On August 25, 2016, the Company and The Lender agreed to the 2016 Debt Restructuring, which was effective as of August 1, 2016, pursuant to which the principal payments due from August 2016 through December 2016 were reduced to 33% of the principal payments due for these periods under the Loan Agreement. In connection with the 2016 Debt Restructuring, the Company issued to the Lender the 2016 Lender Warrant to purchase up to 5,169,577 shares of the Company’s common stock at an exercise price of $0.0994 per share. The 2016 Lender Warrant vested immediately, is currently exercisable and has a term of ten (10) years.

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

The fair value of the 2016 Lender Warrants at issuance was $504,000. Cash interest paid during the years ended December 31, 2016 and 2015 totaled $429,000 and $456,000, respectively. Non-cash interest related to debt discounts was $294,000 for the year ended December 31, 2016, compared to $153,000 for the year ended December 31, 2015. The debt discount balance was $579,000 as of December 31, 2016.

Principal payments due under the terms of the Loan Agreement and the 2016 Debt Restructuring are as follows:

2017	2,304,545
2018	1,920,455
$4,225,000

Note 11—Stock-Based Compensation Arrangements

On August 9, 2013, the Company’s shareholders’ approved the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). The 2013 Plan allows for the issuance of up to 8,860,000 additional shares of our common stock pursuant to awards granted under the 2013 Plan. Additionally, the 2013 plan allows for the issuance of up to a maximum of 2,435,500 additional shares of our common stock, pursuant to the cancellation, forfeiture, or expiry, of awards granted under the 2004 Plan and terminated on or after the 2013 plan approval on August 9, 2013. On July 21, 2015, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of common stock available for issuance thereunder by 30,000,000 shares. During the year ended December 31, 2016, the Company granted 10,622,392 stock options under the 2013 Plan. At December 31, 2016, the Company had an aggregate of 20,729,144 shares of common stock available for grant under the 2013 Plan.

Stock Option Grants

Per his employment agreement, Mark Carbeau was entitled to receive a grant of options to purchase shares of the Company’s common stock equal to 5% of the number of shares of the Company’s stock issued in the 2016 Private Placement, assuming the conversion of all convertible securities issued in the 2016 Private Placement, which equals 5,626,257 shares, at a per share exercise price equal to the fair market value of the Company’s common stock on the date of the grant. Pursuant to the terms of the 2013 Plan, the Company cannot issue options or other grants for more than 5,000,000 shares to any one person in a calendar year. Consequently, on October 20, 2016, the Company granted Mr. Carbeau options to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.17544 per share and expects to grant the remaining options to which Mr. Carbeau is entitled in 2017. These options will vest as to 25% of the shares on July 29, 2017 and as to an additional 2.083% of the shares on the last day of each successive month thereafter, provided that Mr. Carbeau remains employed by the Company on the vesting date.

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

For purposes of determining the stock-based compensation expense for stock option awards in 2016 and 2015, the Black-Scholes option-pricing model was used with the following weighted-average assumptions:

	2016	2015
Risk-free interest rate	1.24%	1.54%
Expected life	5.73 years	5.73 years
Expected volatility	146.3%	138.8%
Dividend yield	0%	0%

Using these assumptions, the weighted average grant date fair value of options granted in 2016 and 2015 was $0.15 and $0.16, respectively.

Restricted Stock Awards

Holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. Recipients of restricted stock awards are generally not required to pay any consideration to the Company for these restricted stock awards. The Company measures the fair value of the shares based on the last reported price at which the Company’s common stock traded on the date of the grant and compensation cost is recognized over the remaining service period. During each of the years ended December 31, 2016 and 2015, the Company granted no restricted stock awards.

Employee Stock Purchase Plan

Purchases made under the Company’s Employee Stock Purchase Plan are deemed to be compensatory because employees may purchase stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first day or the last day of a calendar quarter, whichever is lower. During the years ended December 31, 2016 and 2015, employees purchased 229,951 and 203,879 shares, respectively, of common stock at a weighted-average purchase price of $0.08 and $0.10, respectively, while the weighted-average market value was $0.09 and $0.12 per share, respectively, resulting in compensation expense of $2,921 and $4,053, respectively.

The following table details stock option and restricted stock activity for the years ended December 31, 2016 and 2015.

	2016		2015
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of period	21,657,776	$0.21	4,523,900	$0.39
Granted	10,622,392	0.16	18,193,027	0.17
Stock options exercised	(1,316)	.05	––	0.00
Restricted stock exercised	––	0.00	––	0.00
Forfeited/Expired	(915,533)	0.33	(1,059,151)	0.17
Outstanding, end of period	31,363,319	$0.19	21,657,776	$0.21
Exercisable, end of period	10,860,050	$0.23	3,665,124	$0.32

The following table details further information regarding stock options and restricted stock outstanding and exercisable at December 31, 2016:

	Stock Options/Restricted Stock Outstanding			Stock Options/Restricted Stock Exercisable
Range of Exercise Price:	Shares	Weighted Avg. remaining contractual life (years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$0.01–$1.00	31,318,319	8.55	$0.19	10,815,050	$0.23
$1.01–$2.00	45,000	1.25	1.40	45,000	1.40
$2.01–$3.00	––	––	––	––	––
$3.01–$4.00	––	––	––	––	––
$4.01–$5.00	––	––	––	––	––
	31,363,319	8.54	$0.19	10,860,050	$0.23
Aggregate intrinsic value	$69,547			$0

The aggregate intrinsic value in the preceding table is based on the last reported price at which the Company’s common stock traded on December 31, 2016, of $0.11.

The following table summarizes the status of the Company’s non-vested options for the years ended December 31, 2016 and 2015:

	2016		2015
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price

Non-vested options, beginning of year	17,992,652	$0.18	2,878,739	$0.37
Granted	10,622,392	0.16	18,193,027	0.17
Vested	(8,035,609)	0.15	(2,038,435)	0.33
Forfeited	(76,166)	0.25	(1,040,679)	0.17
Non-vested options, end of year	20,503,269	$0.17	17,992,652	$0.18

Total cost for stock-based compensation arrangements is as follows:

	Year Ended December 31,
	2016	2015
Stock option grants beginning of period	$846,347	$730,102
Stock-based arrangements during the period:
Stock option grants	122,420	157,932
Restricted stock issued:
Employee stock purchase plan	2,921	4,053
Director agreements	––	––
	$971,688	$892,087

As of December 31, 2016 and 2015, there was approximately $2,705,027 and $2,248,591 respectively, of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted average period of approximately 2.8 and 3.11 years, respectively.

Note 12—Employee Benefit Plan

The Company sponsors a profit sharing plan covering substantially all of its employees. The profit sharing plan allows for pre-tax employee contributions. The Company may, at the discretion of the Board of Directors, match a portion of the participant contributions. The Company currently contributes 25% of any amount employees contribute, up to a maximum of $1,500 per participant per calendar year. Company contributions vest over a period of five years based on the participant’s initial service date with the Company. During the years ended December 31, 2016 and 2015, $13,520 and $2,239, respectively, was contributed by the Company to the plan.

Note 13—Income Taxes

For the years ended December 31, 2016 and 2015, the Company recorded no tax provision or benefit. While the Company has incurred losses from operations it has not recorded an income tax benefit for 2016 or 2015 as it has recorded a valuation allowance against net operating losses and other net deferred tax assets due to uncertainties related to the ability of these tax assets to be realized.

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted federal and state tax rates in effect for the year in which the differences are expected to reverse. As of December 31, 2016 and 2015, the expected income tax effect of the Company’s deferred tax assets (liabilities) consisted of the following:

	2016	2015
Deferred tax asset:
Tax effect of:
Net operating loss carryforwards	$31,398,000	$29,122,000
Accrued expenses	19,000	87,000
Amortization of definite lived intangible assets	––	10,000
Non-qualified stock option compensation	598,000	315,000
Depreciation	68,000	72,000
Deferred revenue	943,000	880,000
Other	1,000	139,000
Patents	––	(23,000)
Deferred gain on installment sale	(1,000)	––
State net operating loss carryforwards, net of federal tax benefit	929,000	579,000
Research tax credit carryforwards	2,433,000	2,274,000
Total deferred tax assets	36,388,000	33,455,000
Valuation allowance	(36,388,000)	(33,455,000)
Net deferred tax assets	$-	$-

As of December 31, 2016, the Company had gross net operating loss (NOL) and research tax credit carryforwards of approximately $94.9 million and $1.7 million, respectively, for federal income tax purposes, expiring in varying amounts through the year 2036. Of the $94.9 million NOL carryforward, $2.5 million relates to stock-based compensation and has not been reflected in the deferred taxes and when the benefit of these losses, if any, is realized, the Company will credit additional paid in capital.

As of December 31, 2016, the Company had gross NOL and research tax credit carryforwards of approximately $17.6 million and $1.1 million for state income tax purposes, expiring in varying amounts through the year 2036.

The Company’s ability to use its NOL and tax credit carryforwards to reduce future taxes is subject to the restrictions provided by Section 382 of the Internal Revenue Code of 1986. These restrictions provide for limitations on the Company’s utilization of its NOL and tax credit carryforwards following a greater than 50% ownership change during the prescribed testing period. On March 5, 2003, the Company had such a change. As a result, all of the Company’s NOL carryforwards as of that date are limited as to utilization. The annual limitation may result in the expiration of certain of the carryforwards prior to utilization. In addition, the Company’s equity offerings, including those in May 2013, December 2014 and July 2016, may have resulted in qualifying changes in ownership. A formal study, which the Company has not undertaken, is required to determine applicability of restrictions, and might indicate that the Company’s NOL carryforwards are subject to additional limitations on utilization.

The Company is subject to taxation in the United States and the Commonwealth of Massachusetts. As of December 31, 2016, tax years for 2013, 2014 and 2015 are subject to examination by the tax authorities. Since the Company is in a loss carry-forward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carry-forward is utilized.  However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in an open period.

The benefit for income taxes differs from the federal statutory rate due to the following:

	2016	2015
Tax at statutory rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	0.0	0.0
Research and development credit	(0.69)	(1.3)
Share based payment expense	0.0	1.6
Other	0.42	0.7
Removal of deferred tax asset on federal net operating losses	0.00	0.0
Establishment of deferred tax asset on state net operating losses and state deferred taxes, net of federal income tax benefits	(5.3)	(4.9)
Change in valuation allowance	39.6	37.9
Effective tax rate	0.0%	0.0%

Note 14—Risks and Uncertainties

The Company develops genetic risk assessment tests and performs research for its own benefit. As of December 31, 2016, the Company has introduced five genetic risk assessment tests commercially. Commercial success of the Company’s genetic risk assessment tests will depend on their success as being deemed to be scientifically credible and cost-effective by consumers and the marketing success of the Company and its collaborative partners.

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

During the years ended December 31, 2016 and 2015, approximately 24% and 45%, respectively, of the Company’s revenue came from sales through our Merchant Network and Channel Partner Agreement with Amway Global, a subsidiary of Alticor, and 4% and 13%, respectively, of our revenue came from sales through ABG’s promotional product bundle program.

Note 15—Subsequent Events

In January 2017, Mark Carbeau was granted an option to purchase 1,278,653 shares of the Company’s common stock related to the 2016 performance review process. This option has an exercise price of $0.1237 per share. The option vests as to ¼ of the shares on January 25, 2018, and as to 1/36 of the remaining unvested shares at the beginning of each calendar month thereafter beginning on February 1, 2018

In January 2017, Kenneth Kornman was granted an option to purchase 3,625,746 shares of the Company’s common stock related to the 2016 performance review process. This option has an exercise price of $0.1237 per share. The option vests as to ¼ of the shares on January 25, 2018, and as to 1/36 of the remaining unvested shares at the beginning of each calendar month thereafter beginning on February 1, 2018

In January 2017, Stephan Toutain was granted an option to purchase 365,093 shares of the Company’s common stock related to the 2016 performance review process. This option has an exercise price of $0.1237 per share. The option vests as to ¼ of the shares on January 25, 2018, and as to 1/36 of the remaining unvested shares at the beginning of each calendar month thereafter beginning on February 1, 2018.

On April 17, 2017, the Company sold $500,000 of Convertible Notes (the “2017 Notes”) to each of Bay City Capital and Horizon Technology Finance Corporation (the “Note Holders”), for a total of $1,000,000 in aggregate principal. The 2017 Notes will convert into common stock if certain conditions are met. In connection with the issuance of the 2017 Notes, the Company also issued warrants to purchase common stock to the Note Holders. See Item 9B “Other Information” for more details.

Also on April 17, 2017, the Company entered into a series of agreements, including the Second Amendment of Venture Loan and Security Agreement and a warrant to purchase common stock, to restructure its existing debt under the Loan Agreement with the Lender, which resulted in the deferral of the principal amount due to the Lender on April 1, May 1, and June 1, 2017, and the potential deferral of the principal amount due to the Lender on July 1, August 1 and September 1, 2017, such potential deferral of principal is dependent upon whether, as of June 15, 2017, the Company provides evidence reasonably satisfactory to the Lender that the Company is actively negotiating a clinical services or similar agreement, the terms of which are satisfactory to the Lender, which the Company believes, in good faith, it will enter into no later than September 1, 2017. In exchange for agreeing to defer principal payments, the Lender was granted a warrant to purchase common stock. The number of shares of common stock issuable upon exercise of the warrant is determined by dividing the amount of principal payments deferred by the exercise price of the warrant, which could result in the warrant being exercisable for between approximately 5,519,604 and 11,039,209 shares. The warrant has an exercise price of $0.10438 per share, is exercisable on a net issuance basis and has a 10-year term. See Item 9B “Other Information” for more details.

On March 31, 2017, the Company announced that the Board of Directors had approved a work force restructuring, which became effective and was completed on March 30, 2017, to better utilize the Company’s resources, to align the Company’s organization to support its emerging cardiovascular testing program, for which it is seeking strategic interest, and to streamline its commercial strategy for its ILUSTRA Inflammation Management Program. As a consequence of the restructuring, the Company reduced its workforce in its commercial organization and administrative functions by eight persons. We continue to support the ILUSTRA Program deployments with customers and will advance new customer relationships that expand the evidence base of this program’s effectiveness.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 revised guidelines. Based on our assessment and an independent review performed in 2015, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

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

Bridge Financing

On April 17, 2017, we entered into a Subscription Agreement (the “Subscription Agreement”), with funds affiliated with Bay City Capital (“Bay City Capital”) and Horizon Technology Finance Corporation (“Horizon”) under which we issued and sold $500,000 of Subordinated Convertible Promissory Notes (the “2017 Notes”) to each of Bay City Capital and Horizon (the “Note Holders”), for a total of $1,000,000 in aggregate principal amount. The 2017 Notes will convert in common shares:

(a)	Upon the closing of a Qualified Financing (defined as our next common stock financing, whether in a single transaction or series of related transactions, whether a public or private financing, yielding aggregate cash proceeds to us (inclusive of amounts converted under the 2017 Notes or other outstanding indebtedness) of at least $5.0 million on or before January 1, 2022. The unpaid principal amount and accrued interest outstanding under the 2017 Notes shall automatically convert in whole into fully paid and nonassessable shares of our common stock. The total number of shares of common stock issuable upon conversion of the 2017 Notes in this circumstance shall be determined by dividing (i) the then outstanding principal amount and accrued interest under the 2017 Notes by (ii) a conversion price equal to (A) eighty percent (80%) multiplied by (B) the lowest price per share of the common stock paid by investors in such Qualified Financing;

(b)	In the event that a change of control occurs before the closing of a Qualified Financing and on or before January 1, 2022, then upon the written election of the holders of 2017 Notes representing at least fifty percent (50%) of the aggregate principal amount of all 2017 Notes, the unpaid principal amount and accrued interest outstanding under the 2017 Notes shall convert in whole into fully paid and nonassessable shares of common stock immediately before the closing of the change of control. The total number of shares of common stock issuable upon conversion of the 2017 Notes in this circumstance shall be determined by dividing (i) the then outstanding principal amount and accrued interest under the 2017 Notes by (ii) a conversion price equal to (A) eighty percent (80%) multiplied by (B) the price per share of our common stock in such change of control; or

(c)	At the option of the individual Note Holder at any time before the Maturity Date, the unpaid principal amount and accrued interest outstanding under the 2017 Note may be converted in whole or in part into fully paid and nonassessable shares of common stock. The total number of shares of common stock issuable upon conversion of the particular 2017 Note in this circumstance shall be determined by dividing (i) the then outstanding principal amount and accrued interest under the 2017 Note by (ii) a conversion price equal to $0.125256.

The 2017 Notes are secured by a security interest in all of our assets and are subordinated to our existing venture loan with Horizon.

In addition, under the Subscription Agreement, each Note Holder received a Warrant to purchase our common stock (the “2017 Note Warrants”). The 2017 Note Warrants have an exercise price per share of $0.10438 and are exercisable for that number of shares of our common stock equal to the original principal amount of the corresponding 2017 Note divided by such exercise price, or an aggregate of approximately 9,580,379 shares. The 2017 Note Warrants are exercisable on a net issuance basis and have a 5-year term.

The 2017 Notes and 2017 Note Warrants were issued in a private placement pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Copies of the Subscription Agreement, the form of 2017 Notes and the form of the 2017 Note Warrants are filed as Exhibits 10.21, 4.12 and 4.11, respectively, to this Annual Report on Form 10-K and are incorporated herein by reference. The foregoing description does not purport to be complete and is qualified in its entirety by reference to such Exhibits.

Amendment to Venture Loan and Security Agreement

Also on April 17, 2017, we entered into a series of agreements, including the Second Amendment of Venture Loan and Security Agreement and a warrant to purchase common stock, to restructure our existing debt with Horizon, which resulted in the deferral of the principal amount due to Horizon on April 1, May 1, and June 1, 2017, and the potential deferral of the principal amount due to Horizon on July 1, August 1 and September 1, 2017, such potential deferral of principal is dependent upon whether, as of June 15, 2017, we provide evidence reasonably satisfactory to Horizon that we are actively negotiating a clinical services or similar agreement, the terms of which are satisfactory to Horizon, which we believe, in good faith, we will enter into no later than September 1, 2017. In exchange for agreeing to defer principal payments, Horizon was granted a warrant to purchase our common stock. The number of shares of common stock issuable upon exercise of the warrant is determined by dividing the amount of principal payments deferred by the exercise price of the warrant, which could result in the warrant being exercisable for between approximately 5,519,604 and 11,039,209 shares. The warrant has an exercise price of $0.10438 per share, is exercisable on a net issuance basis and has a 10-year term.

The warrant issued to Horizon in connection with the debt restructuring was issued as a private placement pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Copies of the Second Amendment of Venture Loan and Security Agreement and the form of warrant issued to Horizon in connection with the Second Amendment are filed as Exhibits 10.18.3 and 4.10, respectively, to this Annual Report on Form 10-K and are incorporated herein by reference. The foregoing description does not purport to be complete and is qualified in its entirety by reference to such Exhibits.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated by reference from the relevant discussions in our Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Management and Corporation Governance, “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and “Code of Conduct and Ethics.”

Item 11.	Executive Compensation

Information responsive to this item is incorporated by reference from the relevant discussions in our Proxy Statement for the 2017 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference from the relevant discussions in our Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference from the relevant discussions in our Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions” and “Management and Corporate Governance.”

Item 14.	Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference from the relevant discussions in our Proxy Statement for the 2017 Annual Meeting of Stockholders under the proposal entitled “Ratification of Appointment of Independent Public Accountants.”

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
4.7

Common Stock Purchase Warrant, dated September 8, 2014, issued to Danforth Advisors, LLC (incorporated herein by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 filed on February 6, 2015 (File No.:

333-201908))

4.8	Form of Warrant issued to Investors in the 2016 Private Placement (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 1, 2016)
4.9	Form of Warrant issued to Horizon Technology Finance Corporation and its affiliates in the 2016 Debt Restructuring (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 26, 2016)
4.10*	Form of Warrant issued to Horizon Technology Finance Corporation and its affiliates in the April 2017 Debt Restructuring
4.11*	Form of Warrant issued to Investors in the April 2017 Bridge Financing
4.12*	Form of Subordinated Convertible Promissory Note issued to Investors in April 2017 Bridge Financing

Leases
10.1.1	Commercial Lease Agreement between the Company and Clematis LLC dated February 13, 2004 (incorporated herein by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K filed on March 29, 2004)
10.1.2	Second Amendment to Commercial Lease, dated as of February 7, 2014, by and between the Company and Clematis, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 12, 2014)

Exhibit No.	Identification of Exhibit
10.1.3	Third Amendment to Commercial Lease, dated as of September 27, 2016, by and between the Company and Clematis, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 30, 2016)

Equity Compensation Plans
10.2.1@	2000 Employee Stock Compensation Plan for the Company (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.2.2@	Form of Nonqualified Stock Option Agreement under the 2000 Employee Stock Compensation Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.2.3@	Form of Incentive Stock Option Agreement under the 2000 Employee Stock Compensation Plan (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.3.1@	Interleukin Genetics, Inc. 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on April 29, 2011)
10.3.2@	Form of Nonqualified Stock Option Agreement under the 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Exhibit 10.5.1 of the Company’s Annual Report on Form 10-K filed March 25, 2010)
10.3.3@	Form of Incentive Stock Option Agreement under the 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Exhibit 10.5.2 of the Company’s Annual Report on Form 10-K filed March 25, 2010)
10.4.1@	2013 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 23, 2015)
10.4.2@	Form of Nonqualified Stock Option Agreement under the 2013 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.6.2 of the Company’s Annual Report on Form 10-K filed on March 20, 2014)
10.4.3@	Form of Incentive Stock Option Agreement under the 2013 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.6.3 of the Company’s Annual Report on Form 10-K filed on March 20, 2014)

Agreements with Executive Officers and Directors
10.5@	Employment Letter Agreement, dated December 14, 2015, by and between Interleukin Genetics, Inc. and Kenneth S. Kornman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 15, 2015)
10.6.1@	Executive Employment Agreement, dated April 6, 2015, between Interleukin Genetics, Inc. and Mark B. Carbeau (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 9, 2015 (File No. 001-32715)).
10.6.2	Non-Qualified Stock Option Agreement, dated April 6, 2015, by and between Interleukin Genetics, Inc. and Mark Carbeau (incorporated herein by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-208094) filed on November 18, 2015.
10.7@	Form of Director Indemnity Agreement dated March 5, 2003 (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.8@	Director Compensation Policy dated April 29, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2010)
10.9@	Employment Agreement, dated May 19, 2016 and effective as of August 15, 2016, by and between Interleukin and Stephan Toutain (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2016)
10.10@	Offer Letter, dated March 31, 2014, between Interleukin Genetics, Inc. and James M. Weaver (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 31, 2014)
10.11@	Consulting Agreement, dated September 8, 2014, by and between Interleukin Genetics, Inc. and Danforth Advisors, LLC. (incorporated herein by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed on February 6, 2015)

Financing Agreements
10.12.1	Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated March 5, 2003 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2003)

Exhibit No.	Identification of Exhibit
10.12.2	Amendment No. 1 to Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated May 20, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 30, 2003)
10.12.3	Second Amendment to Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated February 28, 2005 (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed on April 26, 2005)
10.12.4	Third Amendment, dated June 29, 2012, to the Stock Purchase Agreement, dated March 3, 2003, between Interleukin and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on July 2, 2012)
10.13	Stock Purchase Agreement Between the Company and Pyxis Innovations Inc. dated August 17, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed on October 31, 2006)
10.14.1	Common Stock Purchase Agreement, dated May 17, 2013, by and among Interleukin and the Investors in the May 2013 Private Placement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 20, 2013)
10.14.2	First Amendment, dated March 31, 2014, to Common Stock Purchase Agreement, dated May 17, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 31, 2014)
10.14.3	Second Amendment, dated May 30, 2014, to Common Stock Purchase Agreement, dated May 17, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 2, 2014)
10.14.4	Third Amendment, dated April 9, 2015, to Common Stock Purchase Agreement, dated May 17, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 9, 2015)
10.15	Registration Rights Agreement, dated May 17, 2013, by and among Interleukin and the Investors in the May 2013 Private Placement, Pyxis Innovations Inc., Delta Dental Plan of Michigan, Inc. and BTIG, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 20, 2013)
10.16.1	Securities Purchase Agreement, dated December 23, 2014, by and among Interleukin and the Investors in the December 2014 Private Placement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 23, 2014)
10.16.2	First Amendment, dated April 6, 2015, to Securities Purchase Agreement dated December 23, 2014, by and among Interleukin and the Investors in the December Private Placement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 9, 2015)
10.17	Registration Rights Agreement, dated December 23, 2014, by and among Interleukin and the Investors in the December 2014 Private Placement and BTIG, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 23, 2014)
10.18.1	Venture Loan and Security Agreement, dated December 23, 2014, by and between Interleukin and Horizon Technology Finance Corporation (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 23, 2014)
10.18.2	First Amendment of Venture Loan and Security Agreement, dated August 25, 2016, by and among Interleukin Genetics, Inc. and Horizon Credit II LLC, as assignee of Horizon Technology Finance Corporation (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 26, 2016)
10.18.3*	Second Amendment of Venture Loan and Security Agreement, dated April 17, 2017, by and among Interleukin Genetics, Inc. and Horizon Credit II LLC, as assignee of Horizon Technology Finance Corporation
10.19	Securities Purchase Agreement, dated July 29, 2016, by and among Interleukin and the Investors in the 2016 Private Placement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 1, 2016)
10.20	Registration Rights Agreement, dated July 29, 2016, by and among Interleukin and the Investors in the 2016 Private Placement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 1, 2017)
10.21*	Subscription Agreement, dated April 17, 2017 by and among Interleukin and the Investors in the April 2017 Bridge Financing

Agreements with respect to Collaborations, Licenses and Research and Development
10.22.1	Exclusive License Agreement between the Company and Access Business Group dated March 5, 2003 (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on March 5, 2003)

Exhibit No.	Identification of Exhibit
10.22.2	First Amendment to License Agreement by and between the Company and Access Business Group International, LLC, dated September 1, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008)
10.23	Merchant Network and Channel Partner Agreement dated October 26, 2009 by and between the Company and Amway Corp. (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on March 25, 2010)
10.24+	License Agreement, dated September 21, 2012, between Access Business Group International LLC and Interleukin Genetics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012)
10.25	Professional Services Agreement, dated September 21, 2012, between Access Business Group International LLC and Interleukin Genetics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012)
10.26+	Services Agreement, effective as of February 1, 2016, by and between Interleukin Genetics, Inc. and Metagenics, Inc. (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on March 16, 2016)
10.27+	Services Agreement, dated July 1, 2016, by and between Interleukin Genetics, Inc. and Alticor Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2016)

Consents, Certifications and Other Exhibits
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101**	The following materials from Interleukin Genetics Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Deficit, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements.

*	Filed herewith.

**	To be filed by amendment.

+	The Securities and Exchange Commission with respect to certain portions of this exhibit has previously granted confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

++	Confidential treatment with respect to certain portions of this exhibit has been requested from the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.

@	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLEUKIN GENETICS, INC.

By:	/s/ Mark B. Carbeau
Mark B. Carbeau
Chief Executive Officer

Date: April 17, 2017

Pursuant to the requirements of with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signatures	Title	Date Signed

/s/ Mark B. Carbeau	Chief Executive Officer, Director	April 17, 2017
Mark B. Carbeau	(Principal Executive Officer)

/s/ Stephen J. DiPalma	Interim Chief Financial Officer	April 17, 2017
Stephen J. DiPalma	(Principal Financial and Accounting Officer)

/s/ JAMES M. WEAVER	Chairman of the Board	April 17, 2017
James M. Weaver

/s/ Lionel Carnot	Director	April 17, 2017
Lionel Carnot

/s/ Joseph M. Landstra	Director	April 17, 2017
Joseph M. Landstra

/s/ Kenneth S. Kornman	Director	April 17, 2017
Kenneth S. Kornman

/s/ William C. Mills III	Director	April 17, 2017
William C. Mills III

/s/ Dayton Misfeldt	Director	April 17, 2017
Dayton Misfeldt