Form 10-K/A
period 2016-12-31
INTERLEUKIN GENETICS INC
filed 2017-05-01
CIK 1037649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of April 13, 2017 there were 229,471,392 shares of the registrant’s Common Stock issued and outstanding.

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (the “Amendment”) to the Annual Report on Form 10-K of Interleukin Genetics, Inc. (the “Registrant”) for the year ended December 31, 2016 as filed on April 17, 2017, as amended by Amendment No. 1 thereto as filed on April 18, 2017 (collectively, the “Original Form 10-K”) is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15(a)(3) of Part IV, no other information included in the Original Form 10-K is amended or changed by this Amendment.

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

FORM 10-K/A (Amendment No. 2)

FOR THE YEAR ENDED DECEMBER 31, 2016

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT AND CORPORATE GOVERNANCE

The Board of Directors and Management

We are managed under the direction of our Board of Directors. On December 23, 2014, we entered into a Securities Purchase Agreement (the “2014 Purchase Agreement”) with various accredited investors, pursuant to which we sold securities in a private placement transaction, which we refer to herein as the 2014 Private Placement. Pursuant to the terms of the 2014 Purchase Agreement, as amended on April 6, 2015, the number of persons which constitutes the entire Board is set at eight (8), and is composed of the following:

(i)	two (2) Class I directors with terms ending at the 2019 annual meeting of stockholders, consisting of one independent director (currently William C. Mills III) and one director designated by Pyxis Innovations Inc. (“Pyxis”) (currently Joseph M. Landstra);

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

(iii)	three (3) Class III directors with terms ending at the 2018 annual meeting of stockholders, consisting of one director designated by Pyxis which is currently vacant, one independent director (currently James Weaver), and one director designated by Bay City (currently Lionel Carnot).

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

Name	Age	Position with the Company

Mark B. Carbeau	56	Chief Executive Officer and Director
Kenneth S. Kornman, DDS, Ph.D.	69	President and Chief Scientific Officer and Director
Stephen DiPalma	58	Interim Chief Financial Officer
James M. Weaver	53	Director and Chairman of the Board
Lionel Carnot (1)(2)	49	Director
Joseph M. Landstra (1)	39	Director
William C Mills III (1)(3)	61	Director
Dayton Misfeldt (3)	43	Director

(1)	Member of our Audit Committee
(2)	Member of our Nominating Committee
(3)	Member of our Compensation Committee

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

STEPHEN DIPALMA has been our Interim Chief Financial Officer since September 2014. Mr. DiPalma is Managing Director at Danforth Advisors, LLC, where he has served since April 2014. He brings more than 25 years of experience in life sciences and healthcare, including founding two start-ups, working with venture-backed companies, subsidiaries of Fortune 100 firms and publicly traded companies, and his work with Danforth Advisors clients. Previously, he served as the CFO of two public companies, and as CFO, COO, CEO or Director of eight privately held companies, in addition to his consulting clients. Mr. DiPalma participated in the successful reorganization of Cambridge Biotech from Chapter 11 bankruptcy protection into Aquila BioPharmaceuticals, led the effort to take RXi Pharmaceuticals public, and has extensive experience in international fund raising and corporate structuring. He was formerly Chairman of the Board of Cognoptix Inc., and is on the Board of Directors of Phytera, Inc. Mr. DiPalma received his M.B.A. from Babson College and his B.S. from the University of Massachusetts-Lowell.

STEPHAN TOUTAIN joined the Company in August 2016.  Mr. Toutain brings more than 25 years of commercial development, market access, and sales and marketing leadership with particular expertise in ultra-orphan drug and orphan oncology markets worldwide. Prior to joining Interleukin, Mr. Toutain spent three years as a successful consultant to the biopharmaceutical industry addressing marketing strategy and access challenges. Previously he headed Global Commercial Development for Sarepta Therapeutics, and served as General Manager for Alexion in Europe. Prior to these roles, Mr. Toutain held various commercial, marketing and product management positions with Alexion Pharmaceuticals, Celgene Corporation, and Johnson & Johnson. Mr. Toutain received a Master of Business Administration from University of North Carolina, and a Master of Engineering in Biotechnology from University of Nancy II in France.

JAMES M. WEAVER initially joined the Board of Directors in July 2007 as a designee of Pyxis. He served as Chairman of our Board from September 2007 until March 11, 2014, when he announced that he was resigning as a director due to his resignation from Alticor Corporate Enterprises (an affiliate of Pyxis) to pursue other interests. On March 31, 2014, Mr. Weaver was re-elected as an independent director and was also re-appointed as Chairman of the Board. He is the CEO of the Worden Group, a Holland based manufacturing company as well as managing partner of Weaver Asset Management, an investment company that manages investments in manufacturing and real estate. He is the former Vice President of Alticor Corporate Enterprises, a member of the Alticor Inc. family of companies, which is engaged in the principal business of offering products, business opportunities, and manufacturing and logistics services in more than 80 countries and territories worldwide. In this role, Mr. Weaver was responsible for managing the current portfolio of Alticor’s companies and directs its acquisition and growth. Prior to joining Alticor in June 2007, Mr. Weaver worked for X-Rite Inc. where he held various leadership positions, including Senior Vice President and General Manager, Vice President of marketing and software development, Vice President of marketing and product development, as well as lead executive on several acquisitions. Mr. Weaver also founded and held the position of President and Chief Executive Officer of Bold Furniture Inc, and has held various leadership positions at Steelcase Inc. and Bissell Inc. Mr. Weaver received a Bachelor’s degree in general studies from the University of Michigan in Ann Arbor and serves on several non-profit and private company boards. Our Board of Directors has concluded that Mr. Weaver should serve as a director because of his prior senior management experience and judgment and his extensive sales and marketing experience in the consumer product industry. Mr. Weaver has not served on any other public company boards in the past five years.

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

WILLIAM C. MILLS III joined the Board of Directors in April 2010. In February 2017, he retired from his roles as Chairman of the Board of Directors and CEO of Stereotaxis, Inc. (NASDAQ: STXS), a medical device company that markets robotic cardiology instrument navigation systems designed to enhance the treatment of arrhythmias and coronary disease. He has over 36 years of venture capital experience, having held positions from 2004 until 2009 as a managing member of EGS Healthcare Capital Partners; from 1999-2004 as a Partner in the Boston office of Advent International; from 1988-1999 as a General Partner of The Venture Capital Fund of New England; and from 1981-1988 as a Managing General Partner of Ampersand Ventures/PaineWebber Ventures. Currently, he is Chairman of the Board of Managers of Ascension Ventures IV, LLC. Mr. Mills received his A.B. in Chemistry, cum laude, from Princeton University, his S.M. in Chemistry from the Massachusetts Institute of Technology and his M.S. in Management from MIT’s Sloan School of Management. Except as noted above, Mr. Mills has not served on any other public company boards in the past five years.

DAYTON MISFELDT joined the Board of Directors in May 2013. Mr. Misfeldt is a Managing Director at Bay City Capital LLC, a leading, global life sciences investment firm, and focuses on biopharmaceutical investment opportunities. Prior to joining Bay City Capital in May 2000, Mr. Misfeldt was a Vice President at Roth Capital Partners where he worked as a sell-side analyst covering the biopharmaceutical industry. Mr. Misfeldt has also worked as a Project Manager at LifeScience Economics. Mr. Misfeldt received a B.A. in Economics from the University of California, San Diego. Mr. Misfeldt currently serves on the Board of Directors of Sunesis Pharmaceuticals, Inc, a publicly traded biopharmaceutical company and one private company board. Our Board of Directors has concluded that Mr. Misfeldt should serve as a director because he has financial expertise and strong understanding of the biotechnology industry, which the Board believes makes him an important resource for the Board as it assesses both financial and strategic decisions. Except as noted above, Mr. Misfeldt has not served on any other public company boards in the past five years.

Procedures by which Stockholders may Nominate Directors

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Audit Committee and Financial Experts

Our Audit Committee currently consists of Lionel Carnot, Joseph M. Landstra and William C. Mills III (Chair). Our Audit Committee met four times during the fiscal year ended December 31, 2016. Our Audit Committee is responsible for retaining and overseeing our independent accountants, approving the services performed by them and reviewing our annual financial statements, accounting policies and our system of internal controls. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and the NASDAQ Stock Market LLC (“NASDAQ”), as such standards apply specifically to members of audit committees. The Board of Directors has determined that Mr. Mills is an “audit committee financial expert” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. A copy of the Audit Committee’s written charter is publicly available on the “Investors-Corporate Governance-Committees” section of our website at www.ilgenetics.com.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act during or with respect to the year ended December 31, 2016 were filed on a timely basis.

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation awarded or paid to, accrued or earned during the fiscal years ended December 31, 2015 and 2016 by our Chief Executive Officer, our former Chief Executive Officer (our current President and Chief Scientific Officer), our Chief Commercial Officer, and our Interim Chief Financial Officer (there were no other executive officers employed by us as of December 31, 2016). We refer to these individuals as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Mark B. Carbeau	2016	$365,000	$47,906	$—	$812,850	$—	$—	$1,500	$1,227,256
Chief Executive Officer	2015	$259,712	$47,906	$—	$1,972,960	$—	$—	$—	$2,280,578
Kenneth S. Kornman	2016	$360,000	$45,450	$—	$17,728	$—	$—	$—	$423,178
Former Chief Executive Officer, Current President and Chief Scientific Officer	2015	$360,000	$45,450	$—	$503,680	$—	$—	$3,296	$912,426
Stephan Toutain	2016	$109,039	$—	$—	$607,838	$—	$—	$1,500	$718,377
Chief Commercial Officer	2015	$—	$—	$—	$—	$—	$—	$—	$—
Stephen DiPalma (4)	2016	$282,631	$—	$—	$—	$—	$—	$—	$282,631
Interim Chief Financial Officer	2015	$322,603	$—	$—	$—	$—	$—	$—	$322,603

(1)	The assumptions used to determine the fair value of the stock awards and option grants for 2016 and 2015 are as follows:

6

	2016	2015
Risk-Free interest rate:	1.24%	1.54%
Expected life:	5.73 years	5.73 years
Expected volatility:	146.29%	138.80%
Dividend yield:	0%	0%

Using these assumptions, the weighted average grant date fair value per share of options granted in 2016 and 2015 was $0.15 and $0.16, respectively.

(2)	Amounts represent the grant date fair value of stock awards and option grants. The 2016 option award for Mr. Carbeau consists of the grant date fair value of options for 5,000,000 shares granted in October 2016 related to the July 2016 financing. The 2016 option award for Dr. Kornman consists of the grant date fair value of options for 400,000 shares granted in January 2016 as part of 2015 compensation. The 2016 option award for Mr. Toutain consists of the grant date fair value of options for 3,738,933 shares granted in October 2016 related to his hire. The 2015 option award for Mr. Carbeau consists of the grant date fair value of options for 14,245,227 shares granted in April 2015 related to his hire. The 2015 option award for Dr. Kornman consists of the grant date fair value of options for 2,030,000 shares granted in January 2015 as part of 2014 compensation. The 2015 option award for Mr. Snyder consists of the grant date fair value of options for 660,000 shares granted in January 2015 as part of 2014 compensation.

(3)	Mr. Carbeau and Mr. Toutain received a $1,500 401K company contribution in 2016. Dr. Kornman received reimbursement of $3,296 for life insurance in 2015.

(4)	Mr. DiPalma joined us as our Interim Chief Financial Officer in September 2014. Mr. DiPalma is Managing Director at Danforth Advisors, LLC, and we entered into a consulting agreement with Danforth Advisors, LLC at that time, pursuant to which Danforth provides us with finance, accounting and administrative functions, including interim Chief Financial Officer services. We pay Danforth an agreed upon hourly rate for such services and reimburse Danforth for expenses. Mr. DiPalma is compensated by Danforth and not by Interleukin. The amounts set forth above represent the amounts we paid to Danforth under the terms of the consulting agreement for Mr. DiPalma’s services.

Narrative Disclosure to Summary Compensation Table

The compensation paid to our named executive officers in 2015 and 2016 summarized in our Summary Compensation Table above is generally determined in accordance with employment agreements that we have entered into with certain of our Named Executive Officers as well as our consulting agreement with Danforth Advisors, LLC. The material terms of the employment agreements are discussed under the caption “- Employment Agreements” below.

Outstanding Equity Awards at Fiscal Year-End

The following table shows stock option awards outstanding (vested and unvested) and unvested stock awards outstanding as of December 31, 2016, including both awards subject to performance conditions and non-performance-based awards, for each of the executive officers in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark B. Carbeau	655,737	1,967,211	—	$0.1525	4/6/2025	—	—	—	—
	5,576,549	6,045,730	—	$0.1525	4/6/2025	—	—	—	—
	—	5,000,000	—	$0.17544	10/20/2026	—	—	—	—

Kenneth S. Kornman	25,000	—	—	$1.40	4/2/2018	—	—	—	—
	75,000	—	—	$0.48	11/12/2018	—	—	—	—
	30,000	—	—	$0.745	4/6/2020	—	—	—	—
	100,000	—	—	$0.46	5/6/2021	—	—	—	—
	300,000	—	—	$0.34	12/21/2022	—	—	—	—
	1,204,556	277,979	—	$0.3799	10/22/2023	—	—	—	—
	623,569	143,896	—	$0.3799	10/22/2023	—	—	—	—
	972,716	1,057,284	—	$0.26	1/22/2025	—	—	—	—
	99,996	300,004	—	$0.07	12/14/2025	—	—	—	—
	—	400,000	—	$0.05	1/27/2026	—	—	—	—

Stephan Toutain	—	3,738,933	—	$0.17544	10/20/2026	—	—	—	—
	351,569	—	—	$0.3799	2/11/2016	—	—	—	—

Stephen DiPalma (1)	100,000	—	—	$0.25	9/8/2024	—	—	—	—

(1)	Represents a warrant for 100,000 shares granted in September 2014 to Danforth Advisors, LLC. Mr. DiPalma disclaims beneficial ownership of the warrant and the shares of common stock issuable thereunder.

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

As a condition of employment, Mr. Carbeau has entered into a non-competition/non-solicitation agreement pursuant to which he has agreed not to compete with Interleukin or to solicit customers or employees of Interleukin for a period of 12 months after the termination of his employment.

In January 2017, Mark Carbeau was granted an option to purchase 1,278,653 shares of common stock related to the 2016 performance review process. This option has an exercise price of $0.1237 per share. The option vests as to ¼ of the shares on January 25, 2018, and as to 1/36 of the remaining unvested shares at the beginning of each calendar month thereafter beginning on February 1, 2018.

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

In January 2017, Kenneth Kornman was granted an option to purchase 3,625,746 shares of common stock related to the 2016 performance review process. This option has an exercise price of $0.1237 per share. The option vests as to ¼ of the shares on January 25, 2018, and as to 1/36 of the remaining unvested shares at the beginning of each calendar month thereafter beginning on February 1, 2018

Stephan Toutain

On May 19, 2016, we entered into an employment agreement with Stephan Toutain for the position of Chief Commercial Officer beginning on August 15, 2016 (the “Start Date”). The agreement provides for a minimum annual base salary of $315,000 and he is eligible for a bonus of 30% of his base salary pursuant to our bonus plan. Pursuant to the agreement, Mr. Toutain was granted options to purchase 3,738,933 shares of common stock, which was equal to 1% of our fully diluted shares as of his Start Date, at an exercise price equal to fair market value of our common stock on the grant date of the option. The option will vest as to 25% of the shares on the first anniversary of the Start Date, and as to an additional 2.083% of the shares monthly thereafter. Mr. Toutain’s agreement is terminable at will by us or Mr. Toutain. If we terminate Mr. Toutain without cause, we will pay Mr. Toutain, in addition to any accrued, but unpaid compensation prior to termination, an amount equal to six months of his base salary in effect at the time of the termination.

In January 2017, Stephan Toutain was granted an option to purchase 365,093 shares of common stock related to the 2016 performance review process. This option has an exercise price of $0.1237 per share. The option vests as to ¼ of the shares on January 25, 2018, and as to 1/36 of the remaining unvested shares at the beginning of each calendar month thereafter beginning on February 1, 2018.

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

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2016 to William C. Mills III and James Weaver. No other director was paid or accrued compensation during the fiscal year ended December 31, 2016.

Name (a)	Fiscal Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
William C. Mills III (1)	2016	$59,500	—	—	—	$59,500
James Weaver (1)	2016	$74,000	—	—	—	$74,000

(1)	The following table shows the total number of outstanding and vested stock options, and shares of outstanding and restricted common stock as of December 31, 2016, the last day of our fiscal year, that have been issued as director compensation.

Name	# of Stock Options Outstanding	# of Stock Options Vested	Shares of Common Stock Restricted
William C. Mills III	200,000	100,000	—
James Weaver	250,000	114,540	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2017 for (a) the executive officers named in the Summary Compensation Table of this proxy statement, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group, and (d) each stockholder known to us to beneficially own more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares that may be acquired by an individual or group within 60 days following March 31, 2017 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as otherwise indicated, we believe that the stockholders named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage ownership is based on a total of 229,435,726 shares of our common stock issued and outstanding on March 31, 2017.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent
Five Percent Stockholders
Pyxis Innovations Inc. (2)	47,625,840	20.3%
7575 Fulton Street, East
Ada, MI 49355
Bay City Capital LLC (3)	149,347,361	49.5%
750 Battery Street Suite 400
San Francisco, CA 94111
Growth Equity Opportunities Fund III LLC (4)	106,980,342	38.1%
1954 Greenspring Drive Suite 600
Timonium, MD 21093
Directors and Executive Officers
Mark B. Carbeau (5)	7,620,594	3.2%
Kenneth S. Kornman, DDS, Ph.D. (6)	5,411,152	2.3%
Stephan Toutain	—	—
Stephen DiPalma (7)	699,710	*
Lionel Carnot (8)	149,347,361	49.5%
Joseph M. Landstra (9)	—	—
William C. Mills, III (10)	141,667	*
Dayton Misfeldt (8)	149,347,361	49.5%
James M. Weaver (11)	378,289	*
All current executive officers and directors as a Group (9 persons) (12)	163,598,773	55.6%

*	Represents less than 1% of the issued and outstanding shares.

(1)	Unless otherwise indicated, the address for each person is our address at 135 Beaver Street, Waltham, MA 02452.

(2)	Based on a Schedule 13D/A filed on January 5, 2017 with the SEC by Pyxis Innovations Inc. (“Pyxis”) and affiliated entities. Consists of 42,595,659 shares of common stock and 5,030,181 shares of common stock issuable upon the exercise of warrants. Pyxis is a wholly-owned subsidiary of Alticor Inc. Alticor Inc. is a wholly-owned subsidiary of Solstice Holdings Inc. Solstice Holdings Inc. is a wholly-owned subsidiary of Alticor Global Holdings Inc. Pyxis reports sole voting and dispositive power over the shares, however, Alticor Inc., Solstice Holdings Inc., and Alticor Global Holdings Inc. have the power to direct the voting and disposition of these securities held by Pyxis by virtue of their direct or indirect control of Pyxis.

(3)	Based on a Schedule 13D/A filed on August 5, 2016 with the SEC by Bay City Capital LLC (“BCC”) and affiliated entities. BCC is the manager of Bay City Capital Management V LLC (“Management V”), which is the general partner of Bay City Capital Fund V, L.P (“Fund V”), and Bay City Capital Fund V Co-Investment Fund, L.P. (“Co-Investment V”). BCC is also an advisor to Fund V and Co-Investment V. The shares consist of (i) 75,800,716 shares of common stock and 70,753,850 shares of common stock issuable upon the exercise of warrants held by Fund V, and (ii) 1,444,485 shares of common stock and 1,348,310 shares of common stock issuable upon the exercise of warrants held by Co-Investment V. Does not include shares of common stock issuable upon conversion of the subordinated convertible promissory notes and warrants issued on April 17, 2017.

(4)	Based on a Schedule 13D/A filed on August 5, 2016 with the SEC by Growth Equity Opportunities Fund III, LLC (“GEOF”) and affiliates. The shares consist of 55,418,811 shares of common stock and 51,561,531 shares of common stock issuable upon the exercise of warrants held by GEOF.

(5)	Consists of (i) 7,419,388 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of March 31, 2017, (ii) 100,603 shares of common stock held by Mr. Carbeau, and (iii) 100,603 shares of common stock issuable upon the exercise of warrants.

(6)	Consists of (i) 482,489 shares of common stock held by Dr. Kornman, (ii) 898,723 shares of common stock held by a limited partnership of which Dr. Kornman is a general partner and (iii) 4,004,790 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of March 31, 2017. Dr. Kornman disclaims beneficial ownership of the shares held by the limited partnership, except to the extent of his pecuniary interest therein.

(7)	Consists of (i) 349,855 shares of common stock held by Mr. DiPalma and (ii) 349,855 shares of common stock issuable upon the exercise of warrants.

(8)	Appointed to the Board of Directors as a designee of BCC pursuant to the terms of the 2014 Purchase Agreement. Includes the shares of our common stock and shares of common stock issuable upon the exercise of warrants outstanding detailed in Note (3) above held by the entities affiliated with BCC. The voting and dispositive decisions with respect to the shares held by Fund V and Co-Investment V are made by the members of the investment committee of its general partner, Management V. Messrs. Carnot and Misfeldt serve on this investment committee. Each disclaims beneficial ownership of such shares, except to the extent of his actual pecuniary interest therein.

(9)	Appointed to the Board of Directors as a designee of Pyxis pursuant to the terms of the 2014 Purchase Agreement. We have been advised that this director does not, directly or indirectly, have voting or dispositive power over the shares of stock held by Pyxis.

(10)	Consists of 141,667 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of March 31, 2017.

(11)	Consists of (i) 177,083 shares of common stock issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days of March 31, 2017, (ii) 100,603 shares of common stock held by Mr. Weaver and (iii) 100,603 shares of common stock issuable upon the exercise of warrants.

(12)	See Notes 5 through 11 above.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	19,741,040	$0.2131	20,799,266
Equity compensation plans not approved by security holders (2)	11,622,279	$0.1525	—
Total	31,365,335	$0.1828	20,799,266

(1)	These plans consist of our 2000 Employee Stock Compensation Plan (the “2000 Plan”), our 2004 Employee, Director and Consultant Stock Plan (the “2004 Plan”), our 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”) and our 2012 Employee Stock Purchase Plan (the “2012 ESPP”). The number of shares set forth in column (a) consists of shares subject to outstanding options under the 2000 Plan, the 2004 Plan and the 2013 Plan as of December 31, 2016. The number of shares set forth in column (c) consists of 30,649,503 shares remaining available for issuance under the 2013 Plan and 300,073 shares remaining available for issuance under the 2012 ESPP as of December 31, 2016.

(2)	Consists of an inducement option grant provided to Mr. Carbeau, our Chief Executive Officer, pursuant to the terms of his employment agreement.

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

The following is a description of arrangements that we have entered into with related persons since January 1, 2015. We believe that the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

On October 26, 2009, we entered into a Merchant Network and Channel Partner Agreement with Amway Corp. d/b/a Amway Global, a subsidiary of Alticor, Inc., which is the parent company of Pyxis Innovations Inc., a stockholder of Interleukin. Pursuant to this Agreement, Amway Global sells our Inherent Health brand of genetic tests through its e-commerce Web site via a hyperlink to our e-commerce site. Amway Global receives a commission equal to a percentage of net sales received by us from Amway Global customers. The agreement has an initial term of 12 months and is automatically renewable for successive 12-month terms. The agreement may be terminated by either party upon 120 days written notice. As of December 31, 2016, we have paid Amway Global approximately $3.2 million in commissions under this agreement, including $302,000 in 2015 and $225,000 in 2016.

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

On September 21, 2012, we entered into a License Agreement with Access Business Group International LLC (“ABGI”), an affiliate of Alticor. Pursuant to the License Agreement, we have granted ABGI and its affiliates a non-exclusive license to use the technology related to our Weight Management genetic test and to sell the Weight Management test in Europe, Russia and South Africa (the “Territories”). ABGI, or a laboratory designated by ABGI or an affiliate of ABGI, will be responsible for processing the tests, and we will receive a royalty for each test sold, which royalty will increase if certain pending patent applications are issued. The License Agreement has an initial term of five years from the date of first commercial sale of the Weight Management test under the agreement. Thereafter, the term will automatically renew for additional one-year periods unless at least 60 days prior notice is delivered by either party. Through December 31, 2016, we have been paid approximately $705,000 under this agreement, including $174,000 in 2015 and $192,000 in 2016.

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

Effective as of February 1, 2016, we entered into a Services Agreement with Metagenics, Inc. to provide our ILUSTRA™ Genetic Risk Test to Metagenics’ employees as part of an enhanced employee benefits program. Metagenics is an affiliate of Alticor and Pyxis. Pursuant to this agreement, we will provide genetic testing and patient education to Metagenics employees, as well as dental professional support to their dental providers, and Metagenics will pay a fixed fee for each test processed by us. Through March 31, 2017, we have received no revenue under this agreement.

On July 12, 2016, we announced we had signed an agreement with Amway, a leading direct selling company, to provide our ILUSTRA Genetic Risk Test and the ILUSTRA Inflammation Management Program to Amway’s employees as part of an enhanced employee benefits plan. Under terms of the agreement, we make the ILUSTRA Genetic Risk Test available to Amway’s approximately 5,000 employees in the United States. Through March 31, 2017, we have received $30,000 in revenue under this agreement.

On July 29, 2016, we entered into a Securities Purchase Agreement (the “2016 Purchase Agreement”) with various accredited investors (the “2016 Investors”), pursuant to which we sold to the 2016 Investors in a private placement transaction (the “2016 Private Placement”) an aggregate of 56,262,571 shares of common stock at a price of $0.0994 per share for gross proceeds of approximately $5.6 million. The 2016 Investors also received warrants to purchase up to an aggregate of 56,262,571 shares of common stock at an exercise price of $0.0994 per share (the “2016 Warrants”). The 2016 Warrants vested immediately, are all currently exercisable and have a term of seven years. The following beneficial owners of more than 5% of our securities participated in the 2016 Private Placement:

Purchaser	Shares	Warrant Shares	Purchase Price
Bay City Capital Fund V, L.P.	29,616,700	29,616,700	$2,943,899.98
Bay City Capital Fund V Co-Investment Fund	564,386	564,386	$56,099.97
Growth Equity Opportunities Fund III, LLC	20,120,724	20,120,724	$1,999,999.97

On April 17, 2017, we sold $500,000 of Convertible Notes (the “2017 Notes”) to each of Bay City Capital and Horizon Technology Finance Corporation (the “Note Holders”), for a total of $1,000,000 in aggregate principal. The 2017 Notes are convertible at the option of the Note Holder into shares of our common stock, in an amount determined by dividing (i) the then outstanding principal amount and accrued interest under the 2017 Note by (ii) a conversion price equal to $0.125256, and are also convertible into our common stock at differing conversion prices if certain conditions are met. The 2017 Notes are secured by a security interest in all of our assets and are subordinated to our existing venture loan with Horizon Technology Finance Corporation. In connection with the issuance of the 2017 Notes, we also issued warrants to purchase common stock to the Note Holders. The warrants have an exercise price per share of $0.10438 and are exercisable for that number of shares of our common stock equal to the original principal amount of the corresponding 2017 Note divided by such exercise price, or an aggregate of approximately 9,580,379 shares. The 2017 Note Warrants are exercisable on a net issuance basis and have a 5-year term.

See also “Principal Stockholders.”

DIRECTOR INDEPENDENCE

Our Board of Directors has determined that the following members qualify as independent directors under the definition promulgated by NASDAQ: Lionel Carnot, Joseph M. Landstra, William C. Mills III, Dayton Misfeldt and James M. Weaver.

Item 14. Principal Accountant Fees and Services

INDEPENDENT PUBLIC ACCOUNTANT

Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Grant Thornton, LLP, our independent public accountant, for the audit of our annual financial statements for the years ended December 31, 2015 and December 31, 2016 and fees billed for other services rendered by Grant Thornton LLP during those periods.

	2015	2016
Audit fees(1)	$210,345	$248,672
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$210,345	$248,672

(1)	Audit fees consist of fees for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in the quarterly reports and fees for services related to the Company’s registration statements, consents and assistance with and review of documents filed with the SEC.

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

Item 15. Exhibits, Financial Statement Schedules

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
4.7

Common Stock Purchase Warrant, dated September 8, 2014, issued to Danforth Advisors, LLC (incorporated herein by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 filed on February 6, 2015 (File No.:

333-201908))

4.8	Form of Warrant issued to Investors in the 2016 Private Placement (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 1, 2016)
4.9	Form of Warrant issued to Horizon Technology Finance Corporation and its affiliates in the 2016 Debt Restructuring (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 26, 2016)
4.10*	Form of Warrant issued to Horizon Technology Finance Corporation and its affiliates in the April 2017 Debt Restructuring
4.11*	Form of Warrant issued to Investors in the April 2017 Bridge Financing
4.12*	Form of Subordinated Convertible Promissory Note issued to Investors in April 2017 Bridge Financing

Exhibit No.	Identification of Exhibit
Leases
10.1.1	Commercial Lease Agreement between the Company and Clematis LLC dated February 13, 2004 (incorporated herein by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K filed on March 29, 2004)
10.1.2	Second Amendment to Commercial Lease, dated as of February 7, 2014, by and between the Company and Clematis, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 12, 2014)
10.1.3	Third Amendment to Commercial Lease, dated as of September 27, 2016, by and between the Company and Clematis, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 30, 2016)

Equity Compensation Plans
10.2.1@	2000 Employee Stock Compensation Plan for the Company (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.2.2@	Form of Nonqualified Stock Option Agreement under the 2000 Employee Stock Compensation Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.2.3@	Form of Incentive Stock Option Agreement under the 2000 Employee Stock Compensation Plan (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2000)
10.3.1@	Interleukin Genetics, Inc. 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on April 29, 2011)
10.3.2@	Form of Nonqualified Stock Option Agreement under the 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Exhibit 10.5.1 of the Company’s Annual Report on Form 10-K filed March 25, 2010)
10.3.3@	Form of Incentive Stock Option Agreement under the 2004 Employee, Director and Consultant Stock Plan (incorporated by reference to Exhibit 10.5.2 of the Company’s Annual Report on Form 10-K filed March 25, 2010)
10.4.1@	2013 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 23, 2015)
10.4.2@	Form of Nonqualified Stock Option Agreement under the 2013 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.6.2 of the Company’s Annual Report on Form 10-K filed on March 20, 2014)
10.4.3@	Form of Incentive Stock Option Agreement under the 2013 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.6.3 of the Company’s Annual Report on Form 10-K filed on March 20, 2014)

Agreements with Executive Officers and Directors
10.5@	Employment Letter Agreement, dated December 14, 2015, by and between Interleukin Genetics, Inc. and Kenneth S. Kornman (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 15, 2015)
10.6.1@	Executive Employment Agreement, dated April 6, 2015, between Interleukin Genetics, Inc. and Mark B. Carbeau (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 9, 2015 (File No. 001-32715)).
10.6.2	Non-Qualified Stock Option Agreement, dated April 6, 2015, by and between Interleukin Genetics, Inc. and Mark Carbeau (incorporated herein by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-208094) filed on November 18, 2015.
10.7@	Form of Director Indemnity Agreement dated March 5, 2003 (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.8@	Director Compensation Policy dated April 29, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2010)
10.9@	Employment Agreement, dated May 19, 2016 and effective as of August 15, 2016, by and between Interleukin and Stephan Toutain (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2016)
10.10@	Offer Letter, dated March 31, 2014, between Interleukin Genetics, Inc. and James M. Weaver (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 31, 2014)
10.11@	Consulting Agreement, dated September 8, 2014, by and between Interleukin Genetics, Inc. and Danforth Advisors, LLC. (incorporated herein by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed on February 6, 2015)

Exhibit No.	Identification of Exhibit
Financing Agreements
10.12.1	Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated March 5, 2003 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.12.2	Amendment No. 1 to Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated May 20, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 30, 2003)
10.12.3	Second Amendment to Stock Purchase Agreement between the Company and Pyxis Innovations Inc. dated February 28, 2005 (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed on April 26, 2005)
10.12.4	Third Amendment, dated June 29, 2012, to the Stock Purchase Agreement, dated March 3, 2003, between Interleukin and Pyxis Innovations Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on July 2, 2012)
10.13	Stock Purchase Agreement Between the Company and Pyxis Innovations Inc. dated August 17, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed on October 31, 2006)
10.14.1	Common Stock Purchase Agreement, dated May 17, 2013, by and among Interleukin and the Investors in the May 2013 Private Placement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 20, 2013)
10.14.2	First Amendment, dated March 31, 2014, to Common Stock Purchase Agreement, dated May 17, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 31, 2014)
10.14.3	Second Amendment, dated May 30, 2014, to Common Stock Purchase Agreement, dated May 17, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 2, 2014)
10.14.4	Third Amendment, dated April 9, 2015, to Common Stock Purchase Agreement, dated May 17, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 9, 2015)
10.15	Registration Rights Agreement, dated May 17, 2013, by and among Interleukin and the Investors in the May 2013 Private Placement, Pyxis Innovations Inc., Delta Dental Plan of Michigan, Inc. and BTIG, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 20, 2013)
10.16.1	Securities Purchase Agreement, dated December 23, 2014, by and among Interleukin and the Investors in the December 2014 Private Placement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 23, 2014)
10.16.2	First Amendment, dated April 6, 2015, to Securities Purchase Agreement dated December 23, 2014, by and among Interleukin and the Investors in the December Private Placement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 9, 2015)
10.17	Registration Rights Agreement, dated December 23, 2014, by and among Interleukin and the Investors in the December 2014 Private Placement and BTIG, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 23, 2014)
10.18.1	Venture Loan and Security Agreement, dated December 23, 2014, by and between Interleukin and Horizon Technology Finance Corporation (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 23, 2014)
10.18.2	First Amendment of Venture Loan and Security Agreement, dated August 25, 2016, by and among Interleukin Genetics, Inc. and Horizon Credit II LLC, as assignee of Horizon Technology Finance Corporation (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 26, 2016)
10.18.3*	Second Amendment of Venture Loan and Security Agreement, dated April 17, 2017, by and among Interleukin Genetics, Inc. and Horizon Credit II LLC, as assignee of Horizon Technology Finance Corporation
10.19	Securities Purchase Agreement, dated July 29, 2016, by and among Interleukin and the Investors in the 2016 Private Placement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 1, 2016)
10.20	Registration Rights Agreement, dated July 29, 2016, by and among Interleukin and the Investors in the 2016 Private Placement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 1, 2017)
10.21*	Subscription Agreement, dated April 17, 2017 by and among Interleukin and the Investors in the April 2017 Bridge Financing

Exhibit No.	Identification of Exhibit
Agreements with respect to Collaborations, Licenses and Research and Development
10.22.1	Exclusive License Agreement between the Company and Access Business Group dated March 5, 2003 (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on March 5, 2003)
10.22.2	First Amendment to License Agreement by and between the Company and Access Business Group International, LLC, dated September 1, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2008)
10.23	Merchant Network and Channel Partner Agreement dated October 26, 2009 by and between the Company and Amway Corp. (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on March 25, 2010)
10.24+	License Agreement, dated September 21, 2012, between Access Business Group International LLC and Interleukin Genetics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012)
10.25	Professional Services Agreement, dated September 21, 2012, between Access Business Group International LLC and Interleukin Genetics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012)
10.26+	Services Agreement, effective as of February 1, 2016, by and between Interleukin Genetics, Inc. and Metagenics, Inc. (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on March 16, 2016)
10.27+	Services Agreement, dated July 1, 2016, by and between Interleukin Genetics, Inc. and Alticor Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2016)

Consents, Certifications and Other Exhibits
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.1.2**	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.1.3***	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2.2**	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2.3***	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101**	The following materials from Interleukin Genetics Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Deficit, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements.

*	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on April 17, 2017.

**	Filed with Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on April 18, 2017

***	Filed herewith.

+	The Securities and Exchange Commission with respect to certain portions of this exhibit has previously granted confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

@	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLEUKIN GENETICS, INC.

By:	/s/ Mark B. Carbeau
Mark B. Carbeau Chief Executive Officer

Date: May 1, 2017

